Form 10-Q
period 2014-03-31
AEROHIVE NETWORKS, INC
filed 2014-05-14
CIK 1372414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 001-36355

Aerohive Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4524700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

330 Gibraltar Drive
Sunnyvale, California 94089
(408) 510-6100

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No   ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant's common stock, par value $0.001, outstanding as of May 6, 2014 was 45,633,669.

The Aerohive Networks design logo and the marks “Aerohive®,” “HiveManager®” and “HiveOS®” are the property of Aerohive Networks, Inc. All Rights Reserved. This Quarterly Report on Form 10-Q contains additional trade names, trademarks and service marks of other companies.

PART I. FINANCIAL INFORMATION
ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AEROHIVE NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$33,303	$35,023
Accounts receivable, net of allowance for doubtful accounts of $264 and $158 as of March 31, 2014 and December 31, 2013, respectively	15,844	17,578
Inventories	6,330	6,817
Prepaid expenses and other current assets	7,178	4,949
Deferred cost of goods sold	1,137	1,427
Total current assets	63,792	65,794
Property and equipment, net	4,521	3,281
Goodwill	513	513
Intangible assets, net	108	149
Other assets	180	120
Total assets	$69,114	$69,857
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,169	$10,802
Accrued liabilities	6,938	7,561
Long-term debt, current portion	—	10,000
Deferred revenue, current portion	15,988	15,915
Total current liabilities	37,095	44,278
Long-term debt	19,655	9,624
Convertible preferred stock warrant liability	611	3,903
Deferred revenue, non-current	16,350	14,655
Other liabilities	595	742
Total liabilities	74,306	73,202
Commitments and contingencies (Note 5)
Stockholders’ deficit:
Convertible preferred stock, par value of $0.001 per share, issuable in Series A, B, C, D and E - 29,536,358 and 29,536,358 shares authorized as of March 31, 2014 and December 31, 2013, respectively; 28,227,528 and 27,861,009 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	69	69
Common stock, par value of $0.001 per share - 52,800,000 and 52,800,000 shares authorized as of March 31, 2014 and December 31, 2013, respectively; 8,151,739 and 7,419,469 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	20	18
Additional paid–in capital	123,980	116,902
Accumulated deficit	(129,261)	(120,334)
Total stockholders’ deficit	(5,192)	(3,345)
Total liabilities and stockholders’ deficit	$69,114	$69,857
See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenue:
Product	$24,861	$18,037
Software subscriptions and service	3,371	1,790
Total revenue	28,232	19,827
Cost of revenue:
Product	7,882	6,155
Software subscriptions and service	1,366	835
Total cost of revenue	9,248	6,990
Gross profit	18,984	12,837
Operating expenses:
Research and development	6,138	5,757
Sales and marketing	16,569	12,900
General and administrative	4,837	3,889
Total operating expenses	27,544	22,546
Operating loss	(8,560)	(9,709)
Interest income	1	4
Interest expense	(465)	(100)
Other income (expense), net	117	(383)
Loss before income taxes	(8,907)	(10,188)
Income tax provision	(20)	(130)
Net loss and comprehensive loss	$(8,927)	$(10,318)
Net loss attributable to common stockholders	$(8,927)	$(10,318)
Net loss per share allocable to common stockholders, basic and diluted	$(1.17)	$(1.62)
Weighted-average shares used in computing net loss per share allocable to common stockholders, basic and diluted	7,635,120	6,366,335
See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(8,927)	$(10,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	497	313
Stock-based compensation	1,566	706
Amortization and write-off of debt discount and debt issuance cost	43	—
Remeasurement of convertible preferred stock warrant liability	(90)	356
Changes in operating assets and liabilities:
Accounts receivable, net	1,734	(2,313)
Inventory	487	(1,235)
Prepaid expenses and other current assets	(12)	106
Other assets	(73)	6
Accounts payable	1,762	332
Accrued liabilities	(324)	132
Other liabilities	(147)	91
Deferred revenue	1,768	3,162
Net cash used in operating activities	(1,716)	(8,662)
Cash flows from investing activities
Purchases of property and equipment	(1,433)	(419)
Net cash used in investing activities	(1,433)	(419)
Cash flows from financing activities
Payment for deferred offering costs	(456)	—
Proceeds from exercise of convertible preferred stock warrants	907	—
Proceeds from exercise of vested stock options	978	369
Proceeds from early exercise of stock options, net of repurchases	—	269
Repayments of debt	—	(239)
Net cash provided by financing activities	1,429	399
Net decrease in cash and cash equivalents	(1,720)	(8,682)
Cash and cash equivalents at beginning of period	35,023	29,585
Cash and cash equivalents at end of period	$33,303	$20,903
Supplemental disclosure of cash flow information
Income taxes paid	$135	$105
Interest paid	$272	$100
Noncash investing and financing activities
Cashless exercise of warrants	$30	$—
Property and equipment purchased but not paid for	$382	$249
Reclassification of the convertible preferred stock warrant liability to additional paid-in capital on the exercise of the convertible preferred stock warrants	$3,172	$—
Vesting of early exercised stock options	$381	$16
Deferred offering costs not yet paid	$3,560	$—
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aerohive Networks, Inc. was incorporated in Delaware on March 15, 2006, and together with its subsidiaries (the "Company"), has designed and developed a leading cloud-managed mobile networking platform that enables enterprises to deploy a mobile-centric network edge. The point at which devices access the enterprise network is commonly referred to as the network edge. The Company’s hardware products include intelligent access points, routers and switches. These products are managed by the Company’s Cloud Services Platform, which delivers cloud-managed network management and mobility applications giving end-customers a single, unified and contextual view of the entire network edge.
Initial Public Offering and Conversion of Preferred Stock
On April 2, 2014, the Company consummated its initial public offering (“IPO”). As a result, the following transactions were recorded in the Company’s consolidated financial statements as of April 2, 2014 (the second quarter of 2014):

•
the Company issued 7,500,000 shares of common stock, at an offering price of $10.00 per share, for gross proceeds of $75.0 million. The net proceeds from the sale of the shares were $69.8 million after deducting the underwriters’ discounts and commissions of $5.2 million;

•	the 28,227,528 outstanding shares of the Company’s convertible preferred stock automatically converted into 28,832,898 shares of common stock;

•
the convertible preferred stock warrant liability ($0.6 million as of March 31, 2014) was reclassified to additional paid-in capital and the warrants to purchase 103,034 shares of convertible preferred stock became warrants to purchase 107,876 shares of common stock;

•	the Company filed an amended and restated certificate of incorporation, which authorized 500,000,000 shares of common stock and 25,000,000 shares of preferred stock.
On April 30, 2014, the Company's underwriters exercised their overallotment option in full to purchase 1,125,000 additional shares of common stock at the offering price of $10.00 per share, resulting in incremental additional net proceeds to the Company of $10.5 million after deducting underwriting discounts and commissions of $0.8 million.
Reverse Stock Split
On March 13, 2014, the Company effected a 1-for-2.5 reverse stock split of its common stock and convertible preferred stock, as approved by its Board of Directors (the “Board”). All information in this Quarterly Report on Form 10-Q relating to the number of shares, price per share and per share amounts have been adjusted to give effect to the 1-for-2.5 reverse stock split.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on March 28, 2014 (the “Prospectus”).
Principals of Consolidation
The accompanying consolidated financial statements include the accounts of Aerohive Networks, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies during the three months ended March 31, 2014 as compared to those described in the Company’s audited consolidated financial statements included in its Annual Report as filed in the Prospectus pursuant to Rule 424(b) under the Securities Act of 1933, for the fiscal year ended December 31, 2013.

Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Those estimates and assumptions affect revenue recognition and deferred revenue; determination of fair value of stock-based awards and convertible preferred stock warrant liability; accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions; and warranty costs. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the consolidated financial statements.
Recent Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires entities to disclose items reclassified out of accumulated other comprehensive income and into net income in a single location within the financial statements. The Company adopted ASU 2013-02 on January 1, 2014, and the adoption did not have a significant impact on the Company’s consolidated financial position or results of operations.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 updates guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The Company adopted ASU 2013-11 on January 1, 2014, and the adoption did not have a significant impact on the Company’s consolidated financial position or results of operations.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. Cash equivalents are maintained in money market funds. The money market funds may exceed the insured limits provided on them.
The Company sells its products primarily to channel partners, which include value-added resellers (VARs) and value-added distributors (VADs). Accounts receivable are unsecured and represent amounts due based on contractual obligations of the Company’s customers.
Significant customers are those that represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each respective balance sheet date. The Company has entered into separate agreements with certain individual VADs that are part of a consolidated group of entities which collectively constitutes greater than 10% of the Company’s total revenue or gross accounts receivable balance for certain periods as presented in the tables below.
The percentages of revenue from a consolidated group of entities (VAD A) collectively totaling greater than 10% of total consolidated revenue were as follows:

	Three Months Ended March 31,
	2014	2013
VAD A	12.9%	12.0%

The percentage of receivables from VAD A and an individual entity (VAD B) greater than 10% of total consolidated accounts receivable were as follows:

	March 31,	December 31,
	2014	2013
VAD A	15.6%	19.8%
VAD B	11.4%	*
* Less than 10%

2. FAIR VALUE DISCLOSURE
The Company records its financial assets and liabilities at fair value. The inputs used in the valuation methodologies in measuring fair value are defined in the fair value hierarchy as follows:

Level 1	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.
Level 2	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3	Unobservable inputs are used when little or no market data is available.
The Company's financial instruments consist of Level I assets and Level III liabilities as of March 31, 2014 and December 31, 2013. Level I assets include highly liquid money market funds that are included in cash and cash equivalents. Level III liabilities that are measured at fair value on a recurring basis consist solely of the Company's convertible preferred stock warrant liability.
Financial assets and liabilities that were measured at fair value on a recurring basis by level within the fair value hierarchy, are as follows:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Liability		(in thousands)
Convertible preferred stock warrant liability	$—	$—	$611	$611

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets	(in thousands)
Money market funds	$10,269	$—	$—	$10,269
Financial Liability
Convertible preferred stock warrant liability	$—	$—	$3,903	$3,903
Refer to Note 6 for additional quantitative information regarding convertible preferred stock warrants. A summary of changes in the fair value of the Company’s Level III financial liability related to convertible preferred stock warrants for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Fair value, beginning of period	$3,903	$3,352
Exercise of convertible preferred stock warrants	(3,202)	—
Change in fair value of Level III liabilities, included in other income (expense), net	(90)	356
Fair value, end of period	$611	$3,708
Upon the completion of the Company's IPO on April 2, 2014, the Company’s preferred stock warrants automatically converted to common stock warrants, and the liability was reclassified to stockholders’ deficit.

3. CONSOLIDATED BALANCE SHEET COMPONENTS
Inventory
Inventory consists of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)
Components, including raw materials	$295	$263
Finished goods	6,035	6,554
Total inventory	$6,330	$6,817
Property and Equipment, net
Property and equipment, net consists of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)
Computer and other equipment	$1,638	$1,528
Manufacturing, research and development laboratory equipment	3,125	2,823
Purchased software	1,055	1,001
Office furniture and equipment	571	563
Leasehold improvements	437	372
Construction in progress	1,523	366
Property and equipment, gross	8,349	6,653
Less: Accumulated depreciation and amortization	(3,828)	(3,372)
Property and equipment, net	$4,521	$3,281
Construction in progress primarily represents the capitalization of internal-use software development costs related to the Company’s cloud-managed software platform.
Depreciation and amortization expense was $0.5 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.
Accrued Liabilities
Accrued liabilities consists of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)
Accrued compensation	$4,608	$4,809
Accrued expenses and other liabilities	2,041	2,025
Warranty liability, current portion	192	249
Common stock subject to repurchase	97	478
Total accrued liabilities	$6,938	$7,561
Deferred Revenue
Deferred revenue consists of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)
Products	$4,195	$5,095
Software subscriptions and service	28,143	25,475
Total deferred revenue	32,338	30,570
Less: current portion of deferred revenue	15,988	15,915
Non-current portion of deferred revenue	$16,350	$14,655
Warranty Liability
The Company maintains a warranty accrual for estimated future warranty obligations based on unit volumes by hardware product family together with anticipated future warranty costs. The Company’s access points and branch routers are generally covered by a limited lifetime warranty, and other hardware products are generally covered for a period of one year. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Beginning balance	$923	$707
Charges to operations	32	57
Utilization	(83)	(46)
Changes in estimates	(162)	—
Total product warranties	$710	$718
Current portion	$192	$197
Non-current portion	$518	$521
Changes in estimates reflect a combination of a reduction in expected warranty claims and a reduction in the related cost to service such claims.

4. DEBT
Financing Agreements
In June 2012, the Company entered into a revolving credit facility with Silicon Valley Bank (the revolving credit facility) for a principal amount of up to $10.0 million, with a sublimit of $3.0 million for borrowings guaranteed by the Export-Import Bank of the United States. The revolving credit facility is collateralized by substantially all of the Company’s assets, other than intellectual property. The revolving credit facility bears monthly interest at a floating rate equal to the greater of (i) 4.00% or (ii) prime rate plus 0.75%. In June 2012, the Company drew $10.0 million under this credit facility, which remains outstanding as of March 31, 2014. The revolving credit facility had an original expiration date on June 30, 2014, when all outstanding amounts must be repaid. On April 4, 2014, the Company entered into an amended loan and security agreement with Silicon Valley Bank to extend the maturity date to June 29, 2015 and had therefore reclassified the outstanding balance to long-term debt on the consolidated balance sheet as of March 31, 2014.
In August 2013, the Company entered into a term loan credit facility with TriplePoint Capital LLC (the term loan credit facility) that allows the Company, subject to certain funding conditions including compliance with certain covenants and the absence of certain events or conditions that could be deemed to have a material adverse effect on our business, to borrow money under term loans in an aggregate principal amount of up to $20.0 million. The Company may request draws under the term loan credit facility within a fifteen months period from the agreement execution date. The draw period is subject to extension under the terms of the term loan credit facility.

The term loan credit facility is collateralized by substantially all of the Company’s property, other than the Company’s intellectual property. For each draw under the term loan credit facility, the Company may choose one of four options: (1) a 24-month, interest-only loan bearing interest at the greater of the prime rate or 3.25%, plus 6.5%, along with an end of term payment that will vary from 4.5% to 7.25% of the amount borrowed depending on the portion of the credit facility utilized; (2) a 48-month loan that is interest-only for 24 months and fully amortizes in 24 equal payments thereafter, and which bears interest at the greater of the prime rate or 3.25%, plus 7.5%, along with an end of term payment that will vary from 6.75% to 9.25% of the amount borrowed depending on the portion of the credit facility utilized; (3) a 36-month, interest-only loan bearing interest at the greater of the prime rate or 3.25%, plus 8.25%, along with an end of term payment that will vary from 8.5% to 10.25% of the amount borrowed depending on the portion of the credit facility utilized; or (4) a 48-month, interest-only loan bearing interest at the greater of the prime rate or 3.25%, plus 8.75%, along with an end of term payment that will vary from 10% to 12% of the amount borrowed depending on the portion of the credit facility utilized.
In December 2013, the Company borrowed $10.0 million under the term loan credit facility under two separate loans, which remained outstanding as of March 31, 2014. The first loan was for $7.5 million with a term of 48-months with interest only for 24 months and 24 equal payments thereafter to fully amortize the loan, plus an end of term payment of $0.5 million. The loan carries a stated rate of interest of 10.75% per annum, but has an effective interest of 14.4% per annum. The second loan was for $2.5 million for a term of 24 months interest only with the principal payable at the end of two years plus an end of term payment of $0.15 million. The loan carries a stated rate of interest of 9.75% per annum, but has an effective interest rate of 14.7% per annum. In April 2014, the stated rate of interest for each loan was reduced by one-half percent (0.5%) to 10.25% and 9.25%, respectively, due to the effectiveness of the Company’s IPO on March 28, 2014. The Company may prepay these loans in whole at any time but is required to pay the end of term payment, plus an early repayment fee of 1% of the loan balance outstanding if repaid within twelve months.
The Company will use loans drawn under our revolving and term loan credit facilities for working capital and general corporate purposes. Both credit facilities contain customary negative covenants which limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The Company’s revolving credit facility also requires the Company to maintain a liquidity ratio of not less than 1.25 to 1.00. Both credit facilities contain customary affirmative covenants, including requirements to, among other things, deliver audited financial statements. Both credit facilities contain customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, inaccuracy of representation and warranties. The Company’s revolving credit facility includes a default upon the occurrence of a material adverse change to our business. Upon an event of default, the lenders may declare all or a portion of the outstanding obligations payable by the Company to be immediately due and payable and exercise other rights and remedies provided for under the credit facilities. During the existence of an event of default, interest on the obligations under the credit facilities could be increased by 5.0%. The Company was in compliance with all covenants under the agreement as of March 31, 2014.

5. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases its main office facilities in Sunnyvale, California under two leases. The first lease is expiring in November 2015 and the second lease is expiring in September 2016. The Company also leases office facilities in China and United Kingdom, which are expiring in September 2016 and in May 2017, respectively. Rent expense is recorded on a straight-line basis over the term of the leases. Future minimum lease payments by year under operating leases as of March 31, 2014 are as follows:

Amount
Year ending December 31,	(in thousands)
2014 (remaining nine months)	$1,370
2015	1,897
2016	989
2017	46
Total	$4,302
Rent expense was $0.5 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.
Manufacturing Commitments
The Company subcontracts with manufacturing companies to manufacture its hardware products. The contract manufacturers procure components based on the non-cancellable orders placed by the Company. If the Company cancels all or part of an order, the Company is liable to the contract manufacturers for the cost of the related components purchased under such orders.
As of March 31, 2014 and December 31, 2013, the Company had manufacturing commitments with contract manufacturers for inventory totaling approximately $13.1 million and $5.7 million, respectively.
Contingencies
The Company may be subject to legal proceedings and litigation arising in the ordinary course of business. The Company will record a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. The Company expects to periodically evaluate developments in its legal matters that could affect the amount of liability that it has previously accrued, if any, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company’s judgment may be incorrect. The outcome of any proceeding is not determinable in advance. Until the final resolution of any such matters that the Company may be required to accrue for, there may be an exposure to loss in excess of the amount accrued and such amounts could be significant.
The Company is currently in separate litigations with AirTight Networks and Linex Technologies, each of which alleges that the Company infringes certain patents.
AirTight Networks, or AirTight, has alleged that the Company’s products infringe U.S. Patent #7,339,914, or the ‘914 Patent. On January 23, 2013, in light of AirTight’s allegations, the Company filed in the U.S. District Court, Northern District of California, a Complaint for Declaratory Judgment against AirTight asserting that the Company’s products do not infringe the ‘914 Patent and that the ‘914 Patent is, in any case, invalid and not enforceable. AirTight filed a separate action asserting infringement of the ‘914 Patent by some or all of the Company’s products, which has been related to the Company’s initial action for declaratory judgment. Both of the related court actions are currently stayed based on pending re-examination, which the Company initiated with the U.S. Patent and Trademark Office, or PTO, regarding the ‘914 Patent.
Linex Technologies, or Linex, filed on March 19, 2013 a Complaint in the U.S. District Court, Southern District of Florida asserting that some or all of the Company’s products infringe U.S. Patents #6,493,377, or the ‘377 Patent, and #7,167,503, or the ’503 Patent. The Company filed an answer and counterclaims for declaratory judgment against Linex asserting that the Company’s products do not infringe the ‘377 and ‘503 Patents, and that the ‘377 and ‘503 Patents are, in any case, invalid and not enforceable. The Company separately filed with the PTO petitions to initiate reexamination of the ‘377 and ‘503 Patents. This case is currently stayed pending the reexamination.
The Company intends to defend these two lawsuits vigorously. Given the early stage of both actions, the Company is not able to predict or estimate any range of reasonably possible loss related to these two lawsuits. If these matters have an adverse outcome, they may have an impact on the Company’s financial position, results of operations or cash flows.

Guarantees
The Company has entered into agreements with some of its customers that contain indemnification provisions in the event of claims alleging that the Company’s products infringe the intellectual property rights of a third party. The Company has at its option and expense the ability to repair any infringement, replace product with a non-infringing equivalent-in-function product, or refund the customers the total product price. Other guarantees or indemnification arrangements include guarantees of product and service performance. The Company has not recorded a liability related to these indemnification and guarantee provisions and the Company’s guarantees and indemnification arrangements have not had any impact on the consolidated financial statements to date.

6. STOCKHOLDERS' EQUITY
Common Stock and Convertible Preferred Stock
The Company is authorized to issue up to 52,800,000 and 52,800,000 shares of common stock as of March 31, 2014 and December 31, 2013, respectively, at par value of $0.001 per share. As of March 31, 2014 and December 31, 2013, the Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	March 31,	December 31,
	2014	2013
Reserved under 2006 Global Share Plan	—	75,321
Reserved under 2014 Equity Incentive Plan	4,552,939	—
Reserved under 2014 Employee Stock Purchase Plan	800,000	—
Options issued and outstanding	8,005,968	8,198,074
Common stock subject to repurchase	62,750	140,500
Conversion of Series A convertible preferred stock	5,680,096	5,641,372
Conversion of Series B convertible preferred stock	5,535,119	5,535,119
Conversion of Series C convertible preferred stock	9,052,344	8,724,549
Conversion of Series D convertible preferred stock	5,619,234	5,619,234
Conversion of Series E convertible preferred stock	2,946,105	2,946,105
Series A convertible preferred stock warrants outstanding	—	41,379
Series B convertible preferred stock warrants outstanding	44,280	44,280
Series C convertible preferred stock warrants outstanding	29,603	357,398
Series E convertible preferred stock warrants outstanding	33,993	33,993
Total reserved shares of common stock for future issuance	42,362,431	37,357,324
Subsequent to March 31, 2014, the Company closed its IPO and issued 8,625,000 shares of common stock, which included 1,125,000 shares of common stock issued pursuant to the exercise in full by the underwriters of the overallotment option. Upon the closing of the IPO, all of the outstanding 28,227,528 shares of convertible preferred stock converted into an aggregate of 28,832,898 shares of its common stock on a 1:1.1228 basis for Series B convertible preferred stock, and on a 1:1 basis for Series A, Series C, Series D and Series E convertible preferred stock. If the IPO had closed on March 31, 2014, the Company would have had 45,609,637 shares of common stock outstanding.
Warrants
In January 2014, the Company received $0.9 million in cash proceeds from the exercise of warrants to purchase 327,795 shares of Series C convertible preferred stock resulting in the related warrant liability of $2.8 million being reclassified to additional paid-in capital. Additionally, in February 2014, holders of warrants to purchase Series A convertible preferred stock net exercised 38,724 shares of warrants, as a result of which 2,655 warrants to purchase shares of Series A convertible preferred stock were used to satisfy the exercise price and were cancelled. Accordingly, the related preferred stock warrant related liability of $0.4 million was reclassified to additional paid-in capital.
As of March 31, 2014, the Company had outstanding warrants to purchase 103,034 shares of convertible preferred stock. The Company classifies the convertible preferred stock warrants as liabilities in the accompanying consolidated balance sheets. The convertible preferred stock warrants and the amounts of the convertible preferred stock warrant liabilities are as follows:

Warrants:	Expiration Date	Exercise Price per Share	Warrants Outstanding As of March 31, 2014	Warrants Outstanding As of December 31, 2013
Series A convertible preferred stock warrants	March 2014	$0.725	—	41,379
Series B convertible preferred stock warrants	March 2018	$4.057	39,438	39,438
Series C convertible preferred stock warrants	June 2014	$2.768	—	327,795
Series C convertible preferred stock warrants	October 2019	$2.768	29,603	29,603
Series E convertible preferred stock warrants	March 2015	$11.0315	33,993	33,993
Total			103,034	472,208

	March 31,	December 31,
	2014	2013
	(in thousands)
Series A convertible preferred stock warrants	$—	$437
Series B convertible preferred stock warrants	312	324
Series C convertible preferred stock warrants	247	3,032
Series E convertible preferred stock warrants	52	110
Total	$611	$3,903
Upon closing of the Company’s IPO on April 2, 2014, all outstanding preferred stock warrants automatically converted to common stock warrants on a 1:1.1228 basis for Series B convertible preferred stock warrants, and on a 1:1 basis for Series C and Series E convertible preferred stock warrants, as a result of which the related liability was reclassified to additional paid-in capital in stockholders’ deficit.

7. STOCK-BASED COMPENSATION
Stock Option Activity
On March 26, 2014, the Company's 2014 Equity Incentive Plan (2014 Plan) became effective. On March 27, 2014, the Company's 2006 Global Share Plan (2006 Plan) was terminated and all reserved but unissued shares under the 2006 Plan were added to the 2014 Plan and all shares underlying stock awards granted under the 2006 Plan that otherwise would return to the 2006 Plan instead were rolled into the 2014 Plan. As of March 27, 2014, the Company may not grant additional awards under the 2006 Plan, but the 2006 Plan will continue to govern outstanding awards previously granted under it.
The 2014 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code (ISO), only to employees of the Company or any parent or subsidiary of the Company, and for the grant of nonstatutory stock options (NSO), restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants of the Company, and the employees and consultants of any parent or subsidiary of the Company. As of March 31, 2014, the Company had 4,552,939 total shares of common stock reserved for issuance under the 2014 Plan. The number of shares of common stock reserved for issuance under the 2014 Plan may increase by up to 4,000,000 shares of common stock on the first day of each fiscal year beginning January 1, 2015 through January 1, 2024.
The following table summarizes the information about shares available for grant and outstanding stock option activity:

		Options Outstanding
	Shares Available for Grant	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
					(in thousands)
Balance, December 31, 2013	75,321	8,198,074	$5.11	8.54	$48,863
Authorized	4,800,000	—	—
Options granted	(445,600)	445,600	10.29
Options exercised		(514,488)	1.90
Options canceled	123,218	(123,218)	6.80
Options repurchased	—	—	—
Balance, March 31, 2014	4,552,939	8,005,968	$5.58	7.91	$39,938
Options exercisable, March 31, 2014		2,336,651	$2.34	7.23	$19,179
Options vested and expected to vest, March 31, 2014		7,608,323	$5.51	8.43	$38,486
The weighted average grant date fair value of options granted for the three months ended March 31, 2014 and 2013 was $5.09 and $3.86 per share, respectively. The aggregate grant date fair value of the Company's stock options granted for the three months ended March 31, 2014 and 2013 was $2.3 million and $2.7 million, respectively.
The aggregate intrinsic value of stock options exercised was $4.6 million and $2.5 million for the three months ended March 31, 2014 and 2013, respectively. The intrinsic value represents the excess of the estimated fair values of the Company’s common stock, prior to the IPO, or the closing stock price of the Company’s common stock, following the IPO, underlying these options at the dates of exercise over the exercise prices paid.
As of March 31, 2014, total unrecognized stock-based compensation related to unvested stock options was $19.3 million, net of estimated forfeitures. These costs are expected to be recognized over a weighted-average period of 3.3 years.
Early Exercise of Employee Options
The Company allows certain employees to exercise options granted under the 2006 Plan and prior to vesting in exchange for shares of restricted common stock. The unvested shares are subject to the Company’s repurchase right at the original purchase price. The proceeds initially are recorded in accrued liabilities and noncurrent other liabilities from the early exercise of stock options and reclassified to common stock as the Company’s repurchase right lapses. As of March 31, 2014 and December 31, 2013, 62,750 and 140,500 shares held by employees were subject to repurchase at an aggregate price of $0.1 million and $0.5 million, respectively. The unvested portion of these early exercised options has been excluded in the determination of shares outstanding at each respective balance sheet date.
Determination of Fair Value
The Company measures compensation expense for all stock-based payment awards, including stock options and purchases under the Company's 2014 Employee Stock Purchase Plan (ESPP), based on the estimated fair values on the date of the grant. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The fair value of purchases under the Company's ESPP is calculated based on the closing price of the Company's stock on the date of grant and the value of a call option estimated using the Black-Scholes pricing model. Stock-based compensation is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. The forfeiture rate is based on an analysis of the Company’s actual historical forfeitures.
Weighted average assumptions for the Company's stock options granted in the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Expected term (in years)	5.91	6.25
Expected volatility	50.75%	56.27%
Risk free interest rate	1.80%	1.15%
Dividend rate	—	—%

Employee Stock Purchase Plan
On March 26, 2014, the Company's 2014 Employee Stock Purchase Plan (ESPP) became effective. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees of the Company and its designated subsidiaries. As of March 31, 2014, the Company had 800,000 total shares of common stock reserved for issuance under the ESPP. The number of shares of common stock reserved for issuance may increase by up to 800,000 shares of common stock on the first day of each fiscal year beginning January 1, 2015 through January 1, 2034.
The ESPP is implemented by consecutive offering periods, of approximately 6 months in duration. The Company may change the duration of offering periods provided that offering periods may not last more than 27 months. Except for the first offering period, offering periods commence on the first trading day on or after June 1 and December 1 each year. The first offering period commenced on March 28, 2014, the first trading day on or after the effective date of the Company’s registration statement for the IPO and is scheduled to end on December 1, 2014.
The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As the current offering period is March 28, 2014 through December 1, 2014, no shares were issued under the ESPP during the three months ended March 31, 2013 and 2014. The first grant date for ESPP was subsequent to March 31, 2014 and accordingly there is no expense recorded for ESPP.
Stock-based Compensation Expense
The total stock-based compensation recognized for stock-based awards in the consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cost of revenue	$45	$9
Research and development	351	150
Sales and marketing	621	287
General and administrative	549	260
Total stock-based compensation	$1,566	$706
For the three months ended March 31, 2014 and 2013, all stock-based compensation expense was recognized for stock options. The Company did not recognize stock-based compensation expense for ESPP for the three months ended March 31, 2014 and 2013.

8. NET LOSS PER SHARE
Basic and diluted net loss per share of common stock allocable to common stockholders is calculated by dividing the net loss allocable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock, since the effects of potentially dilutive securities are antidilutive. The Company considers all series of its convertible preferred stock to be participating securities as they are entitled to receive noncumulative dividends prior and in preference to any dividends on shares of common stock. Due to the Company’s net losses, there is no impact on the earnings per share calculation in applying the two-class method since the participating securities have no legal requirement to share in any losses.

	Three Months Ended March 31,
	2014	2013
	(in thousands, except for share and per share data)
Numerator:
Net loss	$(8,927)	$(10,318)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	7,635,120	6,366,335
Net income per share:
Basic and diluted	$(1.17)	$(1.62)

The following period-end outstanding common stock equivalents were excluded from the computation of diluted net loss per share of common stock allocable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2014	2013
Options to purchase common stock	8,005,968	6,547,320
Common stock subject to repurchase	62,750	158,674
Warrants to purchase convertible preferred stock	107,876	693,401
Convertible preferred stock	28,832,898	27,309,567
Total	37,009,492	34,708,962

9. INCOME TAXES
The provision for income taxes for the three months ended March 31, 2014 and 2013, was approximately $0.02 million and $0.13 million, respectively. The provision for income taxes consisted primarily of state taxes and foreign income taxes.
For the three months ended March 31, 2014 and 2013, the provision for income taxes differed from the statutory amount primarily due to maintaining a full valuation allowance against the U.S. net deferred assets, partially offset by foreign and state taxes.
The Company has intercompany services agreements with its subsidiaries located in the United Kingdom and China, which requires payment for services rendered by these subsidiaries at an arm’s-length transaction price. The foreign tax expense represents foreign income tax payable by these subsidiaries on profit generated on intercompany services agreements.
Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on the Company’s history of losses, management has determined it cannot conclude that it is more likely than not that the deferred tax assets will be realized, and accordingly has placed a full valuation allowance on the net deferred tax assets. The Company maintained a full valuation allowance against its deferred tax assets as of March 31, 2014 and December 31, 2013, respectively.

10. SEGMENT INFORMATION
The Company’s chief operating decision maker (CODM) is its Chief Executive Officer. The Company’s CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. Accordingly, the Company was determined to have one reporting segment and operating segment structure.
The following table represents the Company's revenue based on the billing address of the respective VAR or the VAD for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Total Americas	$17,378	$13,637
Total EMEA	8,008	4,377
Total APAC	2,846	1,813
Total revenues	$28,232	$19,827
     Included within Total Americas in the above table is revenue from sales in the U.S. of $16.6 million and $12.2 million during the three months ended March 31, 2014 and 2013, respectively. Aside from the U.S., no country comprised 10% or more of the total revenue for the three months ended March 31, 2014 and 2013.

Property and equipment, net by location is summarized as follows:

	March 31,	December 31,
	2014	2013
	(in thousands)
United States	$3,279	$2,424
People's Republic of China	1,144	776
United Kingdom	98	81
Total property and equipment, net	$4,521	$3,281

11. SUBSEQUENT EVENTS
The Company has no subsequent event other than those disclosed elsewhere in these condensed consolidated financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.
These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to predict our revenue, operating results and gross margin accurately;

•	our ability to maintain an adequate rate of revenue growth and remain profitable;

•	the length and unpredictability of our sales cycles with service provider end-customers;

•	any potential loss of or reductions in orders from our larger customers;

•	the effects of increased competition in our market;

•	our ability to continue to enhance and broaden our product offering;

•	our ability to maintain, protect and enhance our brand;

•	our ability to effectively manage our growth;

•	our ability to maintain proper and effective internal controls;

•	the quality of our products and services;

•	our ability to continue to build and enhance relationships with channel partners;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to sell our products and effectively expand internationally;

•	our ability to protect our intellectual property;

•	claims that we infringe intellectual property rights of others; and

•	other risk factors included under the section titled “Risk Factors.”
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors” included in Part II, Item 1A and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
Overview
Aerohive Networks, Inc. has designed and developed a leading cloud-managed mobile networking platform that enables enterprises to deploy a mobile-centric network edge. The network edge is the point at which devices access the enterprise network. Managing the network edge is becoming more complex because of the proliferation of mobile devices and the ways in which such devices are used in business. Increasingly, employees and clients are using Wi-Fi-enabled smartphones, tablets, laptops and other mobile devices instead of desktop computers for mission-critical business applications. As the difficulty and complexity of managing the network edge expands, our platform offers cost-efficiency, scalability, reliability, manageability and ease-of-deployment and use. Additionally, our platform gives end-customers context-based visibility and policy enforcement, providing a high level of intelligence to the network. Our hardware products include intelligent access points, routers and switches. These products are managed by our Cloud Services Platform which delivers cloud-based network management and mobility applications giving end-customers a single, unified and contextual view of the entire network edge.
We derive revenue by selling our hardware products and related software licenses or software subscriptions and services, which together comprise our cloud-managed networking platform. Our product revenue consists of revenue from sales of our hardware products, which includes wireless access points, branch routers and switches, all of which are embedded with our proprietary operating system, HiveOS, and perpetual licenses of our unified network management system, HiveManager, and other software applications, as well as related accessories. Our software subscriptions and service revenue consists of revenue from sales of our service offerings that are delivered over a specified term. These offerings primarily include post-contract customer support, or PCS, related to our perpetual software licenses and subscriptions to HiveManager and other software applications delivered as a service, or SaaS, including related customer support.
We sell our products and software subscriptions and services to the licensees of our products and software subscriptions and services. We define end-customers as holding or having held licenses to our products and software subscriptions and services. When our end-customers purchase new hardware products, they are generally required to purchase a software license for every hardware unit, either as a perpetual license with PCS or as a SaaS license with a one-, three- or five-year term. Both our PCS and SaaS offerings include updates and upgrades of our software applications and our HiveOS operating system that is embedded in our hardware.

We maintain a field sales force that works to develop sales with our channel partners, which include value-added distributors, or VADs, and value-added resellers, or VARs. Our channel partners purchase our products and services from us at a discount to our list prices and then resell them to our end-customers. Substantially all of our sales within North America are made through VARs. Under this model, we sell our products and services to our VARs, which in turn sell our products and services to our end-customers. We sell to VARs upon identification of a specified end-customer. All of our sales outside of North America, as well as a portion of our sales within North America, are made through VADs. Under this model, we sell our products and services to our VADs, which in turn sell our products and services to either VARs, which then sell our products and services to our end-customers, or directly to end-customers. We typically sell to VADs upon identification of a specified end-customer. In some cases, however, our VADs purchase inventory from us for stocking and subsequently receive an order from an end-customer. Our agreements with our VADs allow for stocking of our products in their inventory, and for certain of our VADs provide related price protection or rebates, as well as limited rights of return for stock rotation.

We have experienced rapid revenue growth in recent periods. During the three months ended March 31, 2014, our revenue increased by $8.4 million or 42% to $28.2 million from $19.8 million for the three months ended March 31, 2013. The revenue growth reflects the increasing demand for our products and software subscriptions and service offerings. We experienced growth both in our domestic and international business. We primarily conduct business in three geographic regions: (1) Americas, (2) Europe, the Middle East and Africa ("EMEA"), and (3) Asia Pacific ("APAC").  For the three months ended March 31, 2014, 62% of our total revenue was generated from the Americas, 28% from the EMEA, and 10% from APAC.

We added over 1,350 new end-customers during the quarter, bringing our total end-customer count to more than 14,000 in over 40 countries as of March 31, 2014. Our end-customers represent a broad range of industry verticals, including K-12 and higher education, healthcare, retail and distributed enterprises.
We outsource the manufacturing of all of our products to contract manufacturers. We outsource the warehousing and delivery of our products to a third-party logistics provider for worldwide fulfillment. We perform quality assurance and testing at our Sunnyvale, California facilities.
We intend to continue to invest in the development of our innovative technologies and new product offerings to the marketplace, acquire new end-customers in new and existing geographies, and increase penetration within our existing end-customer base. We expect to continue growing our organization to meet the needs of our customers and to pursue opportunities in new and existing markets. We increased the number of our employees from 482 employees as of March 31, 2013 to approximately 520 as of December 31, 2013 and to approximately 553 as of March 31, 2014. Due to our continuing investments to grow our business, including internationally, in advance of and in preparation for, our expected increase in sales and expansion of our customer base, we are continuing to incur expenses in the near term from which we may not realize any long-term benefit. As a result, we have never achieved profitability and we do not expect to be profitable for the foreseeable future. However, we believe that over the long term, we will be able to leverage these investments in the form of a higher revenue growth rate compared to the growth rate of our operating expenses.

Opportunities and Challenges
We believe that the growth of our business and our future success are dependent upon many factors, including our ability to continue to develop innovative technologies and provide new product offerings to the marketplace; acquire new end-customers, both in the geographies in which we currently operate as well as in new geographies; and increase penetration within our existing end-customer base.
We operate in the highly competitive wired and wireless network access products market. This market continues to evolve and is characterized by rapid technological innovation. We will need to continue to innovate in order to continue to achieve market adoption of our products and services. We also extended our product offering to include a family of Ethernet switches to complement our wireless offering and allow us to deliver a unified wired and wireless network edge. In the quarter ended March 31, 2014, we continued the expansion of our cloud platform and application offerings with the January release of the Aerohive Mobility Suite, a cloud-enabled mobility management solution.
In addition, our market is currently in the midst of an evolution in related wireless technology standards and protocols. For example, the market is currently initiating a transition in wireless standards from 802.11n to the new 802.11ac standard, which uses new radio hardware to deliver substantially higher wireless performance. As these standards were being developed and finalized, we performed hardware and software development, both internally and with our original design manufacturers, or ODMs, to incorporate these standards into our product offerings. We also continue to develop new functionality in our product offerings to take advantage of the changes that these industry standards incorporated. For example, in April 2014, we announced the AP230, an 802.11ac Gigabit Wi-Fi access point. When we introduce such new product offerings, we must effectively manage the timing of such releases to minimize the disruption to our existing product offerings and revenue streams and manage the orderly transition of our end-customers to these new products and services to reduce the amount of inventory for products that may become obsolete or slow moving due to our new product introductions and to limit the disruption to our end-customers’ ordering practices and the pricing environment for our legacy products and services. We will need to continue to react and respond to these changes through innovation in order for our business to succeed, and we will incur related research and development expenses as we do that.
We intend to target new end-customers within the industry verticals and geographies in which we currently operate, as well as through expansion into new verticals and geographies. For example, we recently announced new channel partnerships in both China and Japan to further our penetration in the APAC region. Additionally, we have partnered with software application providers to tailor our product offerings for specific verticals such as retail and healthcare, and we intend to continue to pursue such opportunities in other applicable industry verticals. In addition, our ability to successfully expand our end-customer base in new industry verticals and geographies of new end-customers is critical to creating a larger and more diverse end-customer base to which we can offer our current and future products and services. In our quarter ended March 31, 2014 we saw progress in the retail vertical with wins and deployments, including a new 3 million square foot shopping mall and office tower in Korea, a leading department store chain in Taiwan, a 600-store global sporting goods chain, a 450-store European clothing chain, and a 290-store U.S. home accessories chain.
Our sales efforts take several quarters, and involve educating our potential end-customers about the applications and benefits of our products, including the technical capabilities of our products. Sales to the education industry vertical are an important sales channel for us and can involve an extended sales cycle. In addition, sales to our enterprise customers may involve an extended sales cycle and often initial purchases are small. We attempt to manage these sales cycles through continued diversification of our end-customer base by industry vertical and related purchasing seasonality, deployment maturity and visibility, and the ratio of business from new and existing end-customers. Our education business continued to be strong in the quarter ending March 31, 2014, particularly in North America, with both new and repeat purchases.
After the initial sale to a new end-customer, we focus on expanding our relationship with the end-customer. In order for us to continue to grow our total revenue, our end-customers must make additional purchases of our products and services. Additional sales to our existing end-customer base can take the form of incremental sales of products and services, either to complete deployments already started or to deploy additional products into other areas of their business. Our opportunity to expand our end-customer relationships through follow-on sales will increase as we add new end-customers, broaden our product portfolio and enhance product performance and functionality. Follow-on sales lead to increased revenue over the lifecycle of an end-customer relationship and can significantly increase our return on our sales and marketing investments.
Our growth strategy also contemplates increased sales and marketing investments internationally. Newly hired sales and marketing personnel require several months to establish new relationships and become productive. In addition, sales teams in international regions will attempt to sell into industry verticals and to end-customers that may not be familiar with our products and services. All of these factors will affect sales productivity. We attempt to manage our overall sales productivity through the timing of the introduction of new territories or the splitting of existing territories, the number and timing of new vertical penetration and the allocation of related headcount and go-to-market resources.
Lastly, we expect to continue to derive the majority of our sales through our channel partners. Our channel partners will play a significant role in our future growth as they identify new end-customers and expand our sales to existing end-customers. We plan to continue to invest in our network of channel partners to increase sales to existing end-customers, enable our channel partners to reach new end-customers and provide services and support effectively. All of these efforts will require us to continue to make significant sales and marketing investments.

Key Components of Our Results of Operations and Financial Condition
Revenue
We generate revenue from the sales of our products and services, and recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.
Our total revenue comprises the following:
Product Revenue.    Our product revenue consists of revenue from sales of our hardware products, which include wireless access points, branch routers, and switches, all of which are embedded with our proprietary operating system, HiveOS, and perpetual licenses of our unified network management system, HiveManager, and other software applications, as well as related accessories. We recognize product revenue at the time of shipment, provided that all other revenue recognition criteria have been met. For our VAD arrangements in which our VADs stock inventory, we recognize revenue when our VADs have shipped the products to our end-customers (or to VARs that have identified end-customers), provided that all other revenue recognition criteria have been met.
Software Subscriptions and Service Revenue.   Our software subscriptions and service revenue consists of revenue from sales of our software subscriptions and service offerings that we deliver over a specified term. These offerings primarily include PCS related to our perpetual software licenses and subscriptions to HiveManager and other software applications delivered as SaaS, including related customer support, and from subsequent renewals of those contracts. Our PCS includes tiered maintenance and support services under renewable, fee-based maintenance and support contracts, which include technical support, bug fixes, access to priority hardware replacement service and unspecified upgrades on a when-and-if available basis. Our SaaS subscriptions include comparable maintenance and support services. The higher the percentage of our end-customers that purchase SaaS subscriptions as opposed to HiveManager and PCS, the higher our software subscriptions and service revenue will be as a percentage of our total revenue. We recognize software subscriptions and service revenue ratably over the term of the contract, which is typically one, three or five years. As a result, our recognition of software subscriptions and service revenue lags our recognition of related product revenue.
Our business has historically experienced seasonality. As a result, our total revenue typically fluctuates from quarter to quarter, which often affects the comparability of our results between periods. Our total revenue has historically increased significantly in the second quarter compared to the first quarter, primarily due to the impact of increased seasonal demand by end-customers in the education vertical, which has historically carried over to our third quarter. Demand in the education vertical tends to be weakest in the fourth quarter. We also historically have seen an increase in end-of-year purchases by enterprise customers in our fourth quarter, which we believe is mainly due to a desire to complete purchases within their calendar year budget cycle. While we believe that these seasonal trends have affected and will continue to affect our quarterly results, our rapid growth has largely masked these seasonal trends to date. We believe that our business may become more seasonal in the future. Historical patterns in our business may not be a reliable indicator of our future sales activity or performance.
Cost of Revenue
Our cost of revenue includes the following:
Cost of Product Revenue.   Our cost of product revenue primarily includes manufacturing costs of our products payable to third-party manufacturers. Our cost of product revenue also includes personnel costs, including stock-based compensation, shipping costs, third-party logistics costs, provisions for excess and obsolete inventory, warranty and replacement costs, the depreciation and amortization of testing and imaging equipment, inbound license fees, certain allocated facilities and information technology infrastructure costs, and other expenses associated with logistics and quality control.
Cost of Software Subscriptions and Service Revenue.   Our cost of software subscriptions and service revenue primarily includes personnel costs, including stock-based compensation, certain allocated facilities information technology infrastructure costs and costs associated with our provision of PCS and SaaS. Our cost of software subscriptions and service revenue also includes datacenter costs.
Gross Profit
Our gross profit has been and will continue to be affected by a variety of factors, including product shipment volumes, average sales prices of our products, the mix of revenue between products and software subscriptions and service, and the mix of hardware products sold, because our hardware products have varying gross margins depending on the product offering and the lifecycle of the product. Historically, our software subscriptions and service gross margin has been lower than our product gross margin; however, we expect our software subscriptions and service gross margin to increase over the long term because we expect our software subscriptions and service revenue to increase more quickly than our cost of software subscriptions and service revenue. We expect our gross margin to increase modestly over the long term, but it may decrease over time in the event we experience additional competitive pricing pressure. We also expect that our gross margin will fluctuate from period to period depending on the factors described above.
Operating Expenses
Our operating expenses include the following:
Research and Development.  Our research and development expenses consist primarily of personnel costs, including bonuses, stock-based compensation and travel expenses for employees engaged in research, design and development activities. Research and development expenses also include costs for prototype-related expenses, product certification, consulting services, depreciation and certain allocated facilities and information technology infrastructure costs. We believe that continued investment in research and development is important to attaining our strategic objectives. We expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future as we continue to invest in the development of our products and services. However, we expect our research and development expenses to decrease modestly as a percentage of our total revenue over the long term, although our research and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our research and development expenses.
Sales and Marketing.  Our sales and marketing expenses consist primarily of personnel costs, including commission costs, stock-based compensation, recruiting fees and travel expenses for employees engaged in sales and marketing activities. Commission expenses in any given period are based on completed contracts, which may not result in revenue in the period in which they are incurred. Sales and marketing expenses also include the cost of trade shows, marketing programs, promotional materials, demonstration equipment, consulting services, depreciation and certain allocated facilities and information technology infrastructure costs. We expect our sales and marketing expenses to continue to increase in absolute dollars as we increase the size of our sales and marketing organization and expand into new markets. However, we expect our sales and marketing expenses to decrease modestly as a percentage of our total revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.

  General and Administrative.    Our general and administrative expenses consist primarily of personnel costs, including bonuses, stock-based compensation and travel expenses for our executive, finance, human resources, legal and operations employees, as well as compensation for our Board. General and administrative expenses also include fees for outside consulting, legal, audit and accounting service and insurance, as well as depreciation and certain allocated facilities and information technology infrastructure costs. We expect our general and administrative expenses to increase in absolute dollars following the completion of the IPO due to the additional legal, accounting, insurance, investor relations and other costs that we will incur as a public company, as well as other costs associated with growing our business. However, we expect our general and administrative expenses to decrease modestly as a percentage of our total revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Interest Expense
Our interest expense consists primarily of interest on our indebtedness. See Note 4 of our condensed consolidated financial statements included elsewhere in this Form 10-Q for more information about our debt.
Other Income (Expense), Net
Our other income (expense), net consists primarily of the impact of fair value adjustments for our convertible preferred stock warrants and gains and losses from foreign currency exchange transactions.
Provision for Income Taxes
Our provision for income taxes consists primarily of foreign tax expense due to our cost-plus agreements with our foreign entities, which guarantee foreign entities a profit, and to a lesser extent federal and state income tax expense. As of March 31, 2014 and December 31, 2013, respectively, we maintained a full valuation allowance against our domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits. We expect our provision for income taxes to increase in absolute dollars in future periods.

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands):

	Three Months Ended
	March 31,
Condensed Consolidated Statement of Operations	2014	2013
Revenue:
Product	$24,861	$18,037
Software subscriptions and service	3,371	1,790
Total revenue	28,232	19,827
Cost of revenue:
Product	7,882	6,155
Software subscriptions and service	1,366	835
Total cost of revenue	9,248	6,990
Gross profit	18,984	12,837
Operating expenses:
Research and development	6,138	5,757
Sales and marketing	16,569	12,900
General and administrative	4,837	3,889
Operating loss	(8,560)	(9,709)
Interest income	1	4
Interest expense	(465)	(100)
Other income (expense), net	117	(383)
Loss before income taxes	(8,907)	(10,188)
Income tax provision	(20)	(130)
Net loss and comprehensive loss	$(8,927)	$(10,318)

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended
	March 31,
Condensed Consolidated Statement of Operations	2014	2013
Revenue:
Product	88%	91%
Software subscriptions and service	12	9
Total revenue	100	100
Cost of revenue:
Product	28	31
Software subscriptions and service	5	4
Total cost of revenue	33	35
Gross profit	67	65
Operating expenses:
Research and development	22	29
Sales and marketing	59	65
General and administrative	17	20
Operating loss	(31)	(48)
Interest income	—	—
Interest expense	(2)	(1)
Other income (expense), net	—	(2)
Loss before income taxes	(33)	(51)
Income tax provision	—	(1)
Net loss and comprehensive loss	(33)%	(52)%

Revenues

	Three Months Ended March 31,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Revenues:
Product	$24,861	88%	$18,037	91%	$6,824	38%
Service	3,371	12%	1,790	9%	1,581	88%
Total revenue	$28,232	100%	$19,827	100%	$8,405	42%

	Three Months Ended March 31,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Revenue by geographic region:
Americas	$17,378	62%	$13,637	69%	$3,741	27%
EMEA	8,008	28%	4,377	22%	3,631	83%
APAC	2,846	10%	1,813	9%	1,033	57%
Total revenue	$28,232	100%	$19,827	100%	$8,405	42%

Total revenue increased $8.4 million, or 42%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The revenue growth reflects the increasing demand for our products and software subscriptions and service offerings.
The increase in product revenue was primarily the result of an aggregate increase in product unit shipments largely driven by sales of our intelligent access points and our unified network management system, HiveManager.
The increase in our software subscriptions and service revenue of $1.6 million was primarily driven by the increase in sales of PCS and SaaS in connection with increased sales of products and an increase in the number of our end-customers, and recognition of deferred revenue.
The Americas and EMEA accounted for the majority of the amount of increase in our total revenue from period to period. Our total number of end-customers increased from over 8,700 as of March 31, 2013 to more than 14,000 as of March 31, 2014.

Cost of Revenues, Gross Profit and Gross Margin

	Three Months Ended March 31,
	2014		2013		Change
	Amount	% of Cost of Revenue	Amount	% of Cost of Revenue	$ Change	% Change
	(dollars in thousands)
Cost of revenues:
Product	$7,882	85%	$6,155	88%	$1,727	28%
Service	1,366	15%	835	12%	531	64%
Total cost of revenues	$9,248	100%	$6,990	100%	$2,258	32%

	Three Months Ended March 31,
	2014		2013		Change
	Amount	Gross Margin	Amount	Gross Margin	$ Change	Margin Change
	(dollars in thousands)
Gross profit:
Product	$16,979	68%	$11,882	66%	$5,097	2%
Service	2,005	59%	955	53%	1,050	6%
Total gross profit	$18,984	67%	$12,837	65%	$6,147	2%
We primarily attribute the increase in our cost of product revenue to an increase in sales of our products. We primarily relate the increase in our cost of software subscriptions and service revenue to an increase in service and support personnel headcount in the three months ended March 31, 2014 as compared to March 31, 2013, and an increase in datacenter costs. Our service and support personnel headcount increased from 19 as of March 31, 2013 to 26 as of March 31, 2014.
The increase in our product gross margin was primarily driven by efficiencies in our product costs due to product design and supply chain management. Our software subscriptions and service gross margin increased from 53% for the three months ended March 31, 2013 to 59% for the three months ended March 31, 2014, as we experienced higher growth in our software subscriptions and service revenue than our cost of software subscriptions and service revenue.
Research and Development

	Three Months Ended March 31,
	2014	2013	Change
	Amount	Amount	$ Change	% Change
	(dollars in thousands)
Research and development	$6,138	$5,757	$381	7%
% of revenue	22%	29%

We primarily attribute the increase in our research and development expenses to increases in personnel and related costs and an increase in related allocated costs of facilities and information technology infrastructure. Personnel and related costs increased by $1.2 million, including bonuses and stock-based compensation, as we increased our research and development headcount to support continued investment in our future product and service offerings, offset by $1.0 million of personnel and related costs including bonuses and stock-based compensation capitalized for development of our SaaS offerings. The remaining increase was mainly due to higher costs related to prototype-related expenses and consulting services and certain allocated facilities and information technology infrastructure costs. Our research and development headcount increased from 198 as of March 31, 2013 to 219 as of March 31, 2014. We expect our research and development costs to continue to increase in absolute dollars, as we continue to invest in developing new products and new versions of our existing products.

Sales and Marketing

	Three Months Ended March 31,
	2014	2013	Change
	Amount	Amount	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$16,569	$12,900	$3,669	28%
% of revenue	59%	65%

We primarily attribute the increase in our sales and marketing expenses to increases in personnel and related costs of $2.4 million, including increased commission, and bonus expenses related to higher business volume during the three months ended March 31, 2014. Our sales and marketing expenses also increased due to higher marketing program expenses of $0.6 million, due to higher business activity. Our sales and marketing headcount increased from 211 as of March 31, 2013 to 226 as of March 31, 2014. We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to add sales personnel and continue marketing programs.
General and Administrative

	Three Months Ended March 31,
	2014	2013	Change
	Amount	Amount	$ Change	% Change
	(dollars in thousands)
General and administrative	$4,837	$3,889	$948	24%
% of revenue	17%	20%
We primarily attribute the increase in our general and administrative expenses to increases in personnel and related costs of $0.8 million, including bonuses and stock-based compensation. Our general and administrative headcount increased from 49 as of March 31, 2013 to 72 as of March 31, 2014. We expect that general and administrative expenses will continue to increase in absolute dollars due primarily to costs associated with being a public company and to support the growth in our business.
Interest Expense

	Three Months Ended March 31,
	2014	2013	Change
	Amount	Amount	$ Change	% Change
	(dollars in thousands)
Interest expense	$(465)	$(100)	$(365)	365%
Interest expense consists of interests from our loan credit facilities. We primarily attribute the increase in our interest expense to the $10.0 million we borrowed from TriplePoint Capital LLC in December 2013 under our term loan credit facility.
Other Income (Expense), Net

	Three Months Ended March 31,
	2014	2013	Change
	Amount	Amount	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$117	$(383)	$500	(131)%
Our other income (expense), net increased primarily due to a fair value adjustment of our convertible preferred stock warrants.

Liquidity and Capital Resources
Capital Resources
As of March 31, 2014, we had $33.3 million of cash and cash equivalents, $32.7 million of which was held within the United States. We did not have any short-term or long-term investments.
On April 2, 2014, we closed our IPO of 7,500,000 shares of common stock at an offering price of $10.00 per share. The net proceeds to us from the offering were $69.8 million, after deducting the underwriters’ discounts and commissions of $5.2 million. Upon the closing of the IPO, all of our outstanding 28,227,528 shares of convertible preferred stock converted into an aggregate of 28,832,898 shares of our common stock. On April 30, 2014, the underwriters exercised their overallotment option in full to purchase an additional 1,125,000 shares of common stock at the offering price of $10.00 per share, resulting in incremental additional net proceeds to us of $10.5 million, after deducting underwriting discounts and commissions. We invest the net proceeds of these issuances in money-market investments.
We plan to continue to invest for long-term growth. This investment in long-term growth will continue to increase in absolute dollars. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced product and service offerings, the costs to ensure access to adequate manufacturing capacity, and the level of market acceptance of our products.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Net cash used in operating activities	$(1,716)	$(8,662)
Net cash used in investing activities	(1,433)	(419)
Net cash provided by financing activities	1,429	399
Net decrease in cash and cash equivalents	$(1,720)	$(8,682)
Operating Activities
We have historically experienced negative cash flows from operating activities as we continue to expand our business. Our largest uses of cash from operating activities are for employee-related expenditures and purchases of finished products from our contract manufacturers. Our primary source of cash flows from operating activities is cash receipts from our channel partners. Our cash flows from operating activities will continue to be affected principally by the extent to which we grow our total revenue and increase our headcount, primarily in our sales and marketing and research and development functions, in order to grow our business.
In the three months ended March 31, 2014, operating activities used $1.7 million of cash as a result of our net loss of $8.9 million, partially offset by non-cash charges of $2.0 million and a net change of $5.2 million in our net operating assets and liabilities. Non-cash charges consisted primarily of $1.6 million in stock-based compensation, which increased due to new stock options granted. The net change in our net operating assets and liabilities was primarily due to a $1.8 million increase in deferred revenue as a result of an increase in sales of PCS and SaaS, an increase of $1.8 million in accounts payable, and a decrease of $1.7 million in accounts receivable. Our days sales outstanding, or DSO, which we define as the number of days it takes us to collect revenue after a sale has been made, based on a 90-day average, was 50 days as of March 31, 2014.
In the three months ended March 31, 2013, operating activities used $8.7 million of cash as a result of our net loss of $10.3 million, partially offset by non-cash charges of $1.4 million and a net change of $0.3 million in our net operating assets and liabilities. Non-cash charges consisted primarily of $0.7 million in stock-based compensation which increased due to new stock options granted combined with the increase in the fair value of our common stock. Non-cash charges also consisted of $0.4 million in the remeasurement of the fair value of our convertible preferred stock warrants. The net change in our net operating assets and liabilities was primarily due to a $3.2 million increase in deferred revenue as a result of an increase in sales of PCS and SaaS, partially offset by an increase of $1.2 million in inventory, and an increase of $2.3 million in accounts receivable. Our DSO was 60 days as of March 31, 2013.
Investing Activities
Our investing activities have primarily consisted of purchases of property and equipment.

In the three months ended March 31, 2014, cash used in investing activities was $1.4 million and was attributable to capitalization of internal developed software, capital expenditures relating primarily to computer and other infrastructure equipment, testing and imaging equipment, and research and development lab equipment.
In the three months ended March 31, 2013, cash used in investing activities was $0.4 million and was attributable to capital expenditures relating primarily to computer and other infrastructure equipment, testing and imaging equipment, and research and development lab equipment.
Financing Activities
Our financing activities have primarily consisted of proceeds from exercises of convertible preferred stock warrants by warrantholders, the issuance of debt and proceeds from exercises of stock options.
In the three months ended March 31, 2014, financing activities provided $1.4 million of cash, primarily as a result of net proceeds of $0.9 million from exercises of convertible preferred stock warrants and $1.0 million in proceeds from exercises of stock options, partially offset by $0.5 million payment of offering costs related to our IPO.
On April 2, 2014, we closed our IPO of 7,500,000 shares of common stock at an offering price of $10.00 per share. The net proceeds to us from the offering were $69.8 million, after deducting the underwriters’ discounts and commissions of $5.2 million. On April 30, 2014, we consummated the exercise in full by the underwriters' of the overallotment option to purchase an additional 1,125,000 shares of common stock at the offering price of $10.00 per share, resulting in incremental additional net proceeds to us of $10.5 million, after deducting underwriting discounts and commissions. We invest the net proceeds of these issuances in money-market investments.
In the three months ended March 31, 2013, financing activities provided $0.4 million of cash, primarily as a result of proceeds from exercises of stock options.
Debt Obligations
In June 2012, we entered into a revolving credit facility with Silicon Valley Bank for an aggregate principal amount of up to $10.0 million, with a sublimit of $3.0 million for borrowings guaranteed by the Export-Import Bank of the United States. Our revolving credit facility is collateralized by substantially all of our property, other than our intellectual property. Our revolving credit facility bears monthly interest at a floating rate equal to the greater of (1) 4.00% or (2) prime rate plus 0.75%. The revolving loans may be borrowed, repaid and reborrowed until June 30, 2014, when all outstanding amounts must be repaid. As of March 31, 2014, we have drawn $10.0 million under our revolving credit facility. On April 4, 2014, we entered into an amended loan and security agreement with Silicon Valley Bank which extended the maturity date to June 29, 2015 and had therefore reclassified the outstanding balance to long-term debt in the consolidated balance sheet as of March 31, 2014.
In August 2013, we entered into a term loan credit facility with TriplePoint Capital that allows us, subject to certain funding conditions, including compliance with certain covenants and the absence of certain events or conditions that could be deemed to have a material adverse effect on our business, to borrow term loans in an aggregate principal amount of up to $20.0 million. We may request draws under the term loan credit facility within the 15-month period following the agreement execution date. The draw period is subject to extension.
Our term loan credit facility is collateralized by substantially all of our property, other than our intellectual property. For each draw under our term loan credit facility, we may choose one of four options: (1) a 24-month, interest-only loan bearing interest at the greater of the prime rate or 3.25%, plus 6.5%, along with an end of term payment that will vary from 4.5% to 7.25% of the amount borrowed depending on the portion of the credit facility utilized; (2) a 48-month loan that is interest-only for 24 months and fully amortizes in 24 equal payments thereafter, and which bears interest at the greater of the prime rate or 3.25%, plus 7.5%, along with an end of term payment that will vary from 6.75% to 9.25% of the amount borrowed depending on the portion of the credit facility utilized; (3) a 36-month, interest-only loan bearing interest at the greater of the prime rate or 3.25%, plus 8.25%, along with an end of term payment that will vary from 8.5% to 10.25% of the amount borrowed depending on the portion of the credit facility utilized; or (4) a 48-month, interest-only loan bearing interest at the greater of the prime rate or 3.25%, plus 8.75%, along with an end of term payment that will vary from 10% to 12% of the amount borrowed depending on the portion of the credit facility utilized. We may prepay loans under this term loan credit facility in whole at any time, but may be subject to early repayment fees. We may not re-borrow amounts we prepay under this term loan credit facility.
In December 2013, we drew $10.0 million under this term loan credit facility, which remained outstanding as of March 31, 2014. In April 2014, the stated rate of interest was reduced by one-half percent (0.5%) due to the effectiveness of our IPO on March 28, 2014. We may prepay these loans in whole at any time but are required to pay the end of term payment, plus an early repayment fee of 1% of the loan balance outstanding if repaid within twelve months.
We intend to use loans drawn under our revolving and term loan credit facilities for working capital and general corporate purposes. Both credit facilities contain customary affirmative and negative covenants that limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. Our revolving credit facility also requires us to maintain a liquidity ratio of not less than 1.25 to 1.00. Both of our credit facilities contain customary affirmative covenants, including requirements to deliver audited financial statements. Both of our credit facilities contain customary events of default, including non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness and inaccuracy of representations and warranties. Our revolving credit facility includes a default upon the occurrence of a material adverse change to our business. Upon an event of default, the lenders may declare all or a portion of our outstanding obligations payable to be immediately due and payable and exercise other rights and remedies provided for under the credit agreement. During the existence of an event of default, interest on the obligations under both of our credit facilities could be increased by 5.0%.
We were in compliance with all covenants under our revolving credit facility and term loan credit facility as of March 31, 2014.
Off-Balance Sheet Arrangements
Through March 31, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
We have entered into agreements with some of our end-customers that contain indemnification provisions in the event of claims alleging that our products infringe the intellectual property rights of a third party. Under these agreements, we have, at our option and expense, the ability to resolve any infringement, replace our product with a non-infringing product that is equivalent-in-function, or refund the customers the total product price. Other guarantees or indemnification arrangements include guarantees of product and service performance. We have not recorded a liability related to these indemnification and guarantee provisions and our guarantees and indemnification arrangements have not had any impact on our consolidated financial statements to date.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
We believe the critical accounting policies and estimates discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Prospectus as filed on March 28, 2014, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as filed in such report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and our outstanding debt obligations. We had cash and cash equivalents of $33.3 million and $35.0 million as of March 31, 2014 and December 31, 2013, respectively. These amounts were held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments.
We have long-term debt of $20.0 million as of March 31, 2014, consisting of our $10.0 million in borrowings under our revolving line of credit and $10.0 million under our term loan credit facility. The revolving line of credit bears interest at a variable rate. As of March 31, 2014, the interest rate under our revolving line of credit was 4% per annum. A hypothetical 10% change in our interest rate would have an insignificant impact on our consolidated financial statements.
In December 2013, we borrowed $10.0 million under our term loan credit facility under two separate loans. The first long-term loan was for $7.5 million with a stated rate of interest of 10.75% per annum. The second long-term loan was for $2.5 million with a stated rate of interest of 9.75% per annum. A hypothetical 10% change in our interest rates would have an insignificant impact on our consolidated financial statements. In April 2014, the stated rate of interest for each loan was reduced by one-half percent (0.5%) to 10.25% and 9.25%, respectively, due to the effectiveness of our IPO on March 28, 2014.
Foreign Currency Risk
Most of our sales are denominated in U.S. dollars and, therefore, our revenues are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, including in EMEA and APAC, and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not used derivative financial instruments to mitigate our exposure to foreign currency exchange risks. A hypothetical 10% change in foreign currency exchange rates applicable to our business would have an insignificant impact on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
The information set forth under the “Contingencies” subheading in Note 5 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS
In evaluating Aerohive and our business, you should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. If any of the following risks occur, our business, financial condition, operating results, and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business
We have a history of losses, our losses have been increasing year over year and we may not achieve profitability in the future.
We have a history of losses, our losses have been increasing year over year, and we have never achieved profitability on a quarterly or annual basis. We anticipate that we will continue to incur net losses for at least the foreseeable future. We experienced net losses of $24.7 million, $33.2 million and $8.9 million for fiscal year 2012, 2013 and the three months ended 2014, respectively. As of March 31, 2014, our accumulated deficit was $129.3 million. We expect to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel, including personnel relating to sales and marketing, technology development and support. If we fail to increase our revenue and manage our cost structure, we may not achieve or sustain profitability in the future. As a result, our business and prospects would be harmed.
We have a limited operating history, which makes it difficult to evaluate our prospects and future financial results and may increase the risk that we will not be successful.
We incorporated our business in 2006 and began commercial shipments of our products in 2007. As a result of our limited operating history, it is difficult for us to forecast our future operating results. Our prospects should be considered and evaluated in light of the risks and uncertainties frequently encountered by companies with only limited operating histories. These risks and difficulties include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to more mature companies with longer operating histories.
Our operating results may fluctuate significantly from quarter to quarter and year to year, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations of investors or analysts.
Our quarterly and annual operating results have fluctuated significantly in the past and may continue to fluctuate significantly in the future. In particular, the timing and size of sales of our products and services are highly variable and difficult to predict and can result in significant fluctuations in our revenue from period to period. Other participants in our industry have also experienced these fluctuations. As a result, our future results may be difficult for us, our investors and analysts to predict.
In addition, our planned expense levels depend in part on our expectations of future revenue. Because any substantial adjustment to expenses to account for lower levels of revenue may be difficult and may take time to implement, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenue, and even a small shortfall in revenue could disproportionately and adversely affect our operating margin and operating results for a given quarter.
Our operating results may also fluctuate due to a variety of other factors, many of which are outside of our control, and which we may not foresee including the changing and volatile domestic and international economic environments, and demand for our products, and any of which may cause our stock price to fluctuate. In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include:

•
fluctuations in demand for our products and services, including seasonal variations, especially in the education vertical where purchasing is strongest in the second quarter and weakest in the fourth quarter and where purchasing at any time may depend on the availability of funding;

•	the complexity, length and associated unpredictability of our sales cycles for our products and services;

•	changes in end-customers’ budgets for technology purchases and delays in their purchasing cycles;

•	technical challenges in end-customer networks, unrelated to our products, which could delay adoption and installation of our products and purchases of our services;

•	changing market conditions;

•	changes in the competitive dynamics of our target markets, including new entrants, further consolidation and pricing trends;

•	variation in sales channels, product costs, prices or the mix of products we sell;

•	our contract manufacturers’ and component suppliers’ ability to meet our product demand forecasts on time, at acceptable prices, or at all;

•	our channel partners’ ability to effectively distribute our products;

•	the timing of our product releases or upgrades by us or by our competitors;

•
our ability to develop, introduce and ship in a timely manner new products and product enhancements, and to anticipate future market demands that meet our end-customers’ and channel partners’ requirements;

•
our ability to successfully expand the suite of products we sell and services we offer to existing end-customers and channel partners, to manage the transition of our end-customers to these new products and services and to limit disruption to our end-customers’ ordering practices and the pricing environment for our legacy products and services;

•
the potential need to record additional inventory reserves for products that may become obsolete or slow moving due to our new product introductions, change in end-customer requirements or new competitive product or service offerings;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase while also continuing to invest in sales, marketing, engineering and other activities;

•	any decision we might make to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	growth in our headcount, including hiring related to our status as a public company, and hiring to support any future growth in our business;

•	volatility in our stock price, which may lead to higher stock compensation expenses;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

•	our ability to achieve over time a level of financial performance consistent with the expectations of our investors and industry analysts; and

•	general economic or political conditions in our domestic and international markets.

The effects of these factors individually or in combination could result in unpredictability in our quarterly and annual operating results and our ability to forecast those results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of our investors or financial analysts for any period. If our revenue or operating results fall below the expectations of our investors or financial analysts, or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any publicly stated revenue or earnings forecasts.
The seasonality of our business creates significant variance in our quarterly revenue, which makes it difficult to compare or forecast our financial results on a quarter-by-quarter basis.
Our revenue fluctuates on a seasonal basis, which affects the comparability of our results between periods. For example, our total revenue has historically increased significantly in the second quarter compared to the first quarter, primarily due to the impact of increased seasonal demand by end-customers in the education vertical, which has historically carried over into our third quarter. We also historically have seen a sequential increase in our fourth quarter total revenue due to end of year spending by enterprise customers. Our total revenue has historically decreased from our fourth quarter to the first quarter of our next fiscal year, also due to seasonal buying patterns and budget cycles within both our education vertical and general enterprise end-customers. Demand in the education vertical tends to be weakest in the fourth quarter. We also historically have seen a sequential increase in end-of-year purchases by enterprise customers in our fourth quarter, which we believe is mainly due to an expectation to complete purchases within their calendar year budget cycle. These seasonal variations are difficult to predict accurately and at times may be entirely unpredictable, which introduce additional risk into our business as we rely upon forecasts of end-customer demand to build inventory in advance of anticipated sales. In addition, we believe our past growth has, in part, made our seasonal patterns more difficult to discern, making it more difficult to predict future seasonal patterns. Moreover, part of our strategy is to increase our sales in non-education verticals, and if our sales mix changes the seasonal nature of our revenue may change in an unpredictable way, which could increase the volatility of both our financial results and stock price.
The market and demand for our products and services may not develop as we expect.
The general demand for wireless networking in the industry verticals that we target, or demand for our products in particular, may grow at a slower rate than we anticipate, or not at all. For example, enterprises may rely more heavily upon cellular connectivity, whose speed and convenience may grow rapidly in coming years, while costs decline. The wireless networking radio spectrum may become more crowded, reducing performance of wireless networking devices.
Part of our strategy depends upon expanding sales of our cloud-managed wireless networking, switching and routing products to medium and large enterprise headquarters, branch offices and teleworkers. Sales to these enterprise end-customers are characterized by long sales cycles and price sensitivity. Moreover, many potential end-customers in the enterprise market have substantial network expertise and experience, which may require a more costly and sophisticated marketing and sales strategy.

If service providers or enterprises find another technology superior to our cloud-managed platform, it would have a material adverse effect on our business, operating results and financial condition. Our target end-customers could discontinue use of wireless networking technology, the use of wireless networking-enabled mobile devices could decrease or wireless networking could cease to be the preferred connectivity option for our target markets. As a result, demand for our products may not continue to develop as we anticipate, or at all, and the value of our stock could decline.
A significant portion of our sales is concentrated in the education and healthcare industry verticals, which may cause us to have longer sales cycles, and be subject to program funding constraints.
A significant portion of our revenue is concentrated in the education and, to a lesser extent, the healthcare industry verticals. The majority of our sales in education is concentrated in both public and private K-12 institutions. These industry verticals are characterized by long sales cycles, and often require additional sales efforts. In addition, these industry verticals typically operate on limited budgets, and depend on annual budget approvals, which add additional uncertainty to the sales cycle. These factors each add additional uncertainty to our future revenue from our education end-customers.
Our sales cycles often require significant time, effort and investment and are subject to risks beyond our control.
Our sales efforts can take several quarters, and involve educating our potential customers about the applications and benefits of our products, including the technical capabilities of our products. Sales to the education vertical are an important sales channel for us, and can involve an extended sales cycle. In addition, sales to our enterprise customers may involve an extended sales cycle, and often initial purchases are small. Purchases of our products are also frequently subject to our end-customers’ budget constraints, multiple approvals, unplanned administrative processing and other risks and delays. Moreover, the evolving nature of the market may lead prospective end-customers to postpone their purchasing decisions pending resolution of wireless networking or other standards, or adoption of technology developed by others. In addition, we pay our sales staff commissions upon receiving orders; however, we typically recognize revenue on products only after the products are shipped to end-customers, or until certain other terms of sales are satisfied. As a result, the cost of obtaining sales, including paying sales commissions, may occur in a fiscal period prior to the fiscal period in which we may recognize revenue from a sale, which may cause additional fluctuations in our operating results from quarter to quarter.
We need to develop new products and continue to make enhancements to our existing products to remain competitive in a rapidly changing market.
The technology and end-customer demands in the wireless networking market change rapidly, which require us to continuously develop and release new products and product features. We must continuously anticipate and adapt to our end-customers’ needs and market trends, and continue to develop or acquire new products and features that meet market demands, technology trends and regulatory requirements. If our competitors introduce new products and services that compete with ours, we may be required to reposition our product offerings or introduce new products in response to such competitive pressure. If we fail to develop new products or product enhancements or fail to effectively manage the transition of our end-customers to these new products and enhancements, or our end-customers or potential end-customers do not perceive our products to have compelling technical advantages, our business and prospects could be adversely affected, particularly if our competitors are able to introduce solutions with increased functionality.
Developing our products is challenging and involves substantial commitment of resources and significant development risk. Each phase in our product development presents serious risks of failure, rework or delay, any one of which could impact the timing and cost-effective development of products, and each of which could affect our ability to take advantage of a business opportunity or could jeopardize end-customer acceptance of the product. We have experienced in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. In addition, the introduction of new or enhanced products requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices, ensure that new products can be timely delivered to meet our end-customers’ demand and to limit inventory obsolescence. For example, if we do not carefully manage the timing of our new products or product feature releases, we could interfere with our end-customers’ continued purchases of our legacy product offerings and disrupt the pricing environment for our new and legacy products, which could drive down our revenues and operating margins. As a result, we may not be successful in modifying our current products or introducing new products in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results and prospects would be materially harmed. In addition, a substantial portion of our research and development efforts is located in Hangzhou, China, subjecting us to risks associated with international development efforts, including increased difficulty overseeing such operations, local, national and international instability, differing labor laws and our ability to protect and prevent competitive misuse of product development efforts, including intellectual property critical to our business.
Our gross margin will vary over time and may decline in the future.
Our gross margin will vary over time, may be difficult to predict and may decline in future periods. Our gross margins also vary across our product lines and, therefore, a change in the mix of products our end-customers purchase would likely have a significant impact on our gross margins. For example, certain of our lower-end products currently have higher margins than our higher-end products. We may face additional competition for these products, either by introduction of new products by new or existing competitors, or by our end-customers using lower priced products, including our own, which are becoming increasingly more sophisticated.
In addition, the market for wireless networking products is characterized by rapid innovation and declining average sales prices as products mature in the market place. Even if we are successful in launching new products, competition may continue to increase in the market segments in which we compete, which would likely result in increased pricing competition. To retain our average margins, we are required to continuously update our products and introduce new products and reduce our manufacturing and sales-related costs and expenses, and we could fail to accomplish this. In addition, the sales prices for our products and services may decline for a variety of reasons, including sales strategy, competitive pricing pressures, customer demand, discounts, a change in our mix of products and services, including seasonal changes in our end-customers’ ordering practices, anticipation of the introduction of new products or services and decisions by end-customers to defer purchases, or promotional programs. For example, we may introduce new products or offerings at lower price points than competitive offerings or our own legacy offerings to help drive the adoption of our new products and this may adversely affect our revenues and operating margins. Larger competitors with more diverse product and service offerings may reduce the price of products or services that compete with ours or may bundle them with other products and services. If we do not similarly reduce our product manufacturing costs, our margins will decline. Any decline in our gross margins could have an adverse impact on the value of our common stock.

We and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting as of December 31, 2012 and significant deficiencies in our internal control over financial reporting as of December 31, 2013. If we fail to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in our company.
In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2012, our management and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting as of December 31, 2012, as defined in the standards established by the Public Company Accounting Oversight Board of the U.S. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness was identified as a result of certain post-closing adjustments with respect to the lack of precision of certain accrued expenses and assessment of our warranty, allowance for bad debt and sales return reserves, and relates to our lack of sufficient personnel in our accounting and financial reporting functions with sufficient experience and expertise with respect to the application of U.S. GAAP and related financial reporting. Our management and independent registered public accounting firm did not and were not required to perform an evaluation of our internal control over financial reporting as of and for the years ended December 31, 2012 and 2013 in accordance with the provisions of the Sarbanes-Oxley Act. Had we performed such an evaluation, additional control deficiencies may have been identified by management, and those control deficiencies could have also represented one or more material weaknesses.
While we believe that we have remediated the material weakness described above in fiscal 2013, in connection with the audit of our financial statements as of and for the year ended December 31, 2013, we and our independent registered public accounting firm identified two significant deficiencies in our internal control over financial reporting as of December 31, 2013. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. The significant deficiencies relate to our reliance on incomplete financial information received from one of our distributors and the lack of sufficient precision with respect to certain review-type controls in the financial close and reporting process.
We cannot be certain that any measures we undertake will successfully remediate these two significant deficiencies or that other material weaknesses and control deficiencies will not be discovered in the future. If our remediation efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the trading price of our common stock to decline.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, for the first fiscal year beginning after the effective date of the IPO, provide a management report on our internal control over financial reporting. This report must be attested to by our independent registered public accounting firm to the extent we are no longer an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.
Our products utilize cloud-managed solutions, and our future growth relies in significant part in continued demand for cloud-managed solutions and our ability to develop and deliver such services.
Most of our end-customers utilize our cloud-managed networking platform to access our applications through the Internet, rather than access our application through a physical device that our end-customers host on their premises. As our business grows, we must increase the capacity of our cloud-managed solutions and continue to develop new and innovative solutions that meet the needs of our end-customers. Demand for our cloud-managed solutions could decline if we are not able to offer sufficient capacity, or if confidence in the security of cloud-managed solutions in general, or our platform in particular were to decline. Regulatory changes relating to the use of end-customer data, including privacy requirements, could also affect market demand for our platform. Moreover, although our end-customers do not immediately lose functionality if cloud-connectivity fails, if our ability to deliver services through the cloud were interrupted for an extended period, our reputation could be damaged and confidence in our platform would likely decline, causing our revenue to decline.

We plan to target new industry verticals and geographies to diversify our end-customer base and expand our channel relationships, which could result in higher research and development and sales and marketing expenses, and if unsuccessful could reduce our operating margin.
Currently, we focus a significant portion of our business on the education and healthcare verticals. Part of our strategy is to target new industry verticals and geographies, which may depend on developing new products targeted to such sectors. In addition, we also plan to continue to expand to additional countries beyond those in which we currently operate. We also intend to develop new channel relationships to reach additional end-customers to further diversify our revenue base. Targeting new industry verticals and geographies and developing customized products targeted to these industry verticals and geographies may be expensive, and increase our research and development costs, as well as our sales and marketing expenditures. We do not know if we will be successful in any of these efforts, or whether the level of success we achieve will justify the additional spending required. Our operating margin would be harmed if our strategy is unsuccessful, which could adversely affect the value of our common stock.
We base our inventory purchasing decisions on our forecasts of customers’ demand, and if these forecasts are inaccurate our revenue, gross margin and liquidity could be harmed.
We place orders with our manufacturers based on our forecasts of our end-customers’ and channel partners’ demand. Our forecasts are based on multiple assumptions, including sales forecasts, each of which may cause our estimates to be inaccurate, affecting our ability to fulfill demand for our products. When demand for our products increases significantly, we may not be able to meet demand on a timely basis, or we may incur additional costs. If we underestimate demand, we may forego revenue opportunities, lose market share and damage our reputation and our relationship with our channel partners and our end-customer relationships. Conversely, if we overestimate demand, we may purchase more inventory than we are able to sell at any given time, or at all.
Our value-added distributors stock inventory of our products, and are entitled to limited stock rotation rights, which could cause us to accept the return of products and expose us to the risks of higher costs.
We grant our value-added distributors, or VADs, limited stock rotation rights. These stock rotation rights require us to accept stock back from a VAD’s inventory. Typically, a VAD may return discontinued products purchased within the past 90 days, while the VAD’s right to return non-discontinued products is limited to a percentage of products sold to a VAD within the past 90 days. In each case, the VAD is required to purchase replacement product equal to the price of the returned product. Although we only recognize revenue upon shipment to the end-customer, if we are required to accept returns of obsolete or slower moving inventory, our costs would increase and our operating results could be harmed. If our forecasts were inaccurate we could have higher costs, lower revenue or otherwise suffer adverse financial consequences, including holding obsolete or slower moving inventory.
We outsource the manufacturing of our products to third parties, and we therefore do not have the ability to completely control quality over the manufacturing process. In addition, if our contract manufacturers refuse or are unable to manufacturer our products, we may be unable to qualify new manufacturers in a timely manner, which would result in our being unable to sell our products.
We outsource the manufacturing of our products to third-party manufacturers located in China and Taiwan. Finished products are then shipped to a warehousing and delivery logistics center in California, where we perform quality inspection, conduct reliability testing and manage our inventory. We operate this logistics center for all end-customer shipments, whether destined to locations in North, South and Central America, or the Americas, Europe, the Middle East and Africa, or EMEA, or Asia Pacific and Japan, or APAC.
Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply and timing. Any manufacturing or shipping disruption by these third parties could severely impair our ability to fulfill orders. For example, in October 2012, we were not able to fulfill orders for one of our main hardware access point product offerings due to an unforeseen change in a component version supplied to one of our third-party manufacturers. We believe that the lack of availability of this product impacted our sales cycle by stalling potential end-customer evaluations and distracting sales personnel. If we are unable to manage our relationships with these third parties effectively, or if these third parties suffer delays or disruptions for any reason, experience increased manufacturing lead-times, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our end-customers would be severely impaired and our reputation and our relationship with our VADs and end-customers would be seriously harmed. Additionally, labor unrest or disruption to trade or the expected movement of our product could delay delivery of our products by third parties, or by us to our channel partners and end customers, which could significantly delay revenue or increase our costs significantly and in ways we cannot currently anticipate. Any natural disaster, political instability or foreign relationship crisis could also disrupt these relationships.
We do not have long-term agreements with certain of our original design manufacturers. These manufacturers typically fulfill our supply requirements on the basis of individual orders. We do not have long-term contracts with our third-party manufacturers that guarantee capacity, the continuation of particular pricing terms or the extension of credit limits. Accordingly, our third-party manufacturers are not obligated to continue to fulfill our supply requirements, which could result on short notice to us of supply shortages and increases in the prices we are charged for manufacturing services. In addition, as a result of global financial market conditions, natural disasters or other causes, it is possible that any of our manufacturers could experience interruptions in production, cease operations or alter our current arrangements. If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes, we will be required to identify one or more acceptable alternative manufacturers.
It is time-consuming and costly, and could be impractical, to begin to use new manufacturers, and changes in our third-party manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to our specification. We currently are consolidating our manufacturing with our key manufacturers, and re-negotiating key contractual relationships. As a result, our ability to meet our scheduled product deliveries to our end-customers could be adversely affected, which could cause the loss of sales to existing or potential end-customers, delayed revenue or an increase in our costs. Any production interruptions for any reason, such as a natural disaster, epidemic, capacity shortages or quality problems, at one of our manufacturers would negatively affect sales of our product lines manufactured by that manufacturer and adversely affect our business and operating results.
Our manufacturing partners purchase component parts for our products based on estimates we provide, which may not be accurate. In addition, our manufacturing partners purchase some of the components and technologies used in our products from a single source or a limited number of sources. If our estimates were to be inaccurate, or if our manufacturing partners were to lose any of these sources as suppliers, we might incur additional transition costs, resulting in delays in the manufacturing and delivery of our products, excess or obsolete inventory, or the need to redesign our products.
Our manufacturing partners procure components and assemble our products based on our demand forecasts, which represent our estimates of future demand for our products. We base these estimates upon historical trends and the assessment of our sales and product management functions of end-customer demand and overall market conditions. Our manufacturing partners source the component parts within our products. We do not contract directly and do not have any long-term manufacturing contracts that guarantee us any fixed access to such component parts, or at specific pricing. This absence of direct and long-term component supply contracts may increase our exposure to shortages of component availability and to price fluctuations related to the raw material inputs for such components.
Moreover, we currently depend on a single source or limited number of sources for several components for our products. For example, each of our products typically incorporates third-party components that have no more than two suppliers, and if our manufacturing partners were unable to obtain such components for any reason, they would be unable to manufacture such product. We have also entered into license agreements with some of our suppliers for technologies used in our products, and the termination of these agreements, which can generally be done on relatively short notice, could have a material adverse effect on our business. If any of those manufacturing agreements were terminated, we would be required to redesign some of our products in order to incorporate technology from alternative sources, and any such termination of the agreement and redesign of certain of our products could materially and adversely affect our business and operating results.
Because there are no other sources currently identified and qualified for certain of our components, if we lost any of these suppliers or licenses, we could be required to transition to a new supplier or licensor, which could increase our costs, result in delays in the manufacturing and delivery of our products or cause us to carry excess or obsolete inventory. Additionally, poor quality in any of the sole-sourced components in our products could result in lost sales or lost sales opportunities. If the quality of the components does not meet our or our end-customers’ requirements, if we are unable to obtain components from our existing suppliers on commercially reasonable terms, or if any of our sole-source component suppliers ceases to remain in business or to continue to manufacture such components, we could be required to redesign our products in order to incorporate components or technologies from alternative sources. The resulting stoppage or delay in selling our products and the expense of redesigning our products could result in lost sales opportunities and damage to customer relationships, which would adversely affect our reputation, business and operating results.
We rely upon third parties for the warehousing and delivery of our products, and we therefore have less control over these functions than we otherwise would.
We outsource the warehousing and delivery of all of our products to a third-party logistics provider for worldwide fulfillment. As a result of relying on a third party, we have reduced control over shipping and logistics, and may be subject to shipping disruptions. If we are unable to have our products shipped in a timely manner, we may suffer reputational harm, and lose revenue.
We rely significantly on channel partners to sell and support our products, and the failure of this channel to be effective could materially reduce our revenue.
As of March 31, 2014, we had over 650 channel partners under contract with which we have direct relationships, through which we make virtually all of our sales. These channel partners consist of VADs, and value-added resellers, or VARs. We believe that establishing and maintaining successful relationships with these channel partners is, and will continue to be, important to our financial success. Recruiting and retaining qualified channel partners and training them in our technology and product offerings require significant time and resources. To develop and expand our channel, we must continue to scale and improve our processes and procedures that support our channel partners, including investment in systems and training.
Existing and future channel partners will only work with us if we are able to provide them with competitive products on terms that are attractive to them. If we fail to maintain the quality of our products or to update and enhance them, and at reasonable pricing, existing and future channel partners may elect to work instead with one or more of our competitors.
We sell to our channel partners typically under a contract with an initial term of one year, with one-year renewal terms based on compliance with our program requirements. Our contracts generally require payment by the channel partner to us within 30 to 45 calendar days of the date we issue an invoice for such sales. We typically do not have minimum purchase commitments with our channel partners, and our contracts with channel partners do not prohibit them from offering products or services that compete with ours, including products they currently offer or may develop in the future and incorporate into their own systems. Some of our competitors may have stronger relationships with our channel partners than we do and we have limited control, if any, as to whether those partners use our products, rather than our competitors’ products, or whether they devote resources to market and support our competitors’ products, rather than our offerings.
The reduction in or loss by these channel partners of sales of our products could materially reduce our revenue. If we fail to maintain relationships with our channel partners, fail to develop new relationships with other channel partners, including in new markets, fail to manage, train or incentivize existing channel partners effectively, fail to provide channel partners with competitive products on attractive terms, or if these channel partners are not successful in their sales efforts, our revenue may decrease and our operating results could suffer.
We may not successfully sell our products in new geographic regions or develop and manage new sales channels in accordance with our business plan.
We expect to continue to sell our products in new geographic markets where we do not have significant current business as well as to a broader customer base. To succeed in certain of these markets, we believe we will need to develop and manage new sales channels and distribution arrangements. Because we have limited experience in developing and managing such channels, we may not be successful in further penetrating certain geographic regions or reaching a broader customer base. Failure to develop or manage additional sales channels effectively would limit our ability to succeed in these markets and could adversely affect our ability to grow our business.

Our products are subject to U.S. export controls; where we fail to comply with these laws, we could suffer monetary or other penalties.
Our products are subject to U.S. export controls, specifically the Export Administration Regulations, and economic sanctions enforced by the Office of Foreign Assets Control. We incorporate standard encryption algorithms into our products, which, along with the underlying technology, may be exported outside of the U.S. only with the required export authorizations, including by license, license exception or other appropriate government authorizations. Each of these authorizations may require the filing of an encryption registration and classification request. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions. We take precautions to prevent our products and services from being exported in violation of these laws. However, in certain instances, we shipped encryption products prior to obtaining the required export authorizations and/or submitting the required requests, including a classification request and request for an encryption registration number. As a result, we have filed a Voluntary Self Disclosure with the U.S. Department of Commerce’s Bureau of Industry and Security concerning these violations. These past instances could result in monetary penalties or other penalties assessed against us. Additionally, even though we take precautions to ensure that our channel partners comply with all relevant regulations, any failure by our channel partners to comply with such regulations could have negative consequences for us, including reputational harm, government investigations and penalties. See “Business-Legal Proceedings-Export Compliance.”
Furthermore, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products, could limit our end-customers’ ability to implement our products in those countries, or could impose additional expense on us to meet these requirements as a condition to distribute our products. Encryption products and the underlying technology may also be subject to export control restrictions. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export approval for our products when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory laws and regulations regarding the export of our products, including with respect to new releases of our products, may create delays in the introduction of our products in international markets, prevent our end-customers with international operations from deploying our products throughout their globally distributed systems or, in some cases, prevent the export of our products to some countries altogether.
In addition, because our sales are made through channel partners, if these channel partners fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Changes in our products or changes in applicable export or import laws and regulations may also create delays in the introduction and sale of our products in international markets, prevent our end-customers with international operations from deploying our products or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential end-customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products could adversely affect our business, financial condition and results of our operations.
U.S. export control laws and economic sanctions programs also prohibit the shipment of certain products and services to countries, governments and persons that are subject to U.S. economic embargoes and trade sanctions. If products are shipped to those targets or provided by third-parties to these targets, we could be subject to government investigations, penalties and reputational harm. Furthermore, any new embargo or sanctions program, or any change in the countries, governments, persons or activities targeted by such programs, could result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential end-customers, which could adversely affect our business and our financial condition.

Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.
As a public company, we are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that require us to diligence, disclose and report whether our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to alter our products, processes or sources of supply to avoid use of such materials.
Our products incorporate complex technology and may contain defects or errors. We may become subject to warranty claims, product returns, product liability and product recalls as a result, any of which could cause harm to our reputation and adversely affect our business.
Our products incorporate complex technology and must support a wide variety of devices and new and complex applications in a variety of environments that use different wireless networking communication industry standards. Our products have contained, and may contain in the future, undetected defects or errors. Some errors in our products have been and may in the future only be discovered after a product has been installed and used by end-customers. These issues are most prevalent when new products are introduced into the market. Defects or errors have delayed and may in the future delay the introduction of our new products. Since our products contain components that we purchase from third parties, we also expect our products to contain latent defects and errors from time to time related to those third-party components.
Additionally, defects and errors may cause our products to be vulnerable to security attacks. Because the techniques used by computer hackers to access or sabotage networks are becoming increasingly sophisticated, change frequently, and generally are not recognized until after they have been launched against a target, our products and third-party security products may be unable to anticipate these techniques or provide a solution in time to protect our end-customers’ networks. In addition, defects or errors in the mechanism by which we provide software updates for our products could result in an inability to update end-customers’ hardware products and thereby leave our end-customers vulnerable to attacks. Finally, if our employees, or others who have access to end customer data, were to misuse this information, our reputation would be harmed and we could be subject to claims for damages.
Real or perceived defects or errors in our products could result in claims to return product or that we reimburse losses that our end-customers sustain and we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem, including warranty and repair costs, process management costs and costs associated with remanufacturing our inventory. We typically offer a limited warranty on our access points for a period of five years from the date we discontinue sale of the product. We typically offer a limited warranty on our other hardware products for a one-year period. We also provide certain service commitment guarantees for our cloud-managed platform, pursuant to which our end-customers may receive service credits in connection with service outages. Liability limitations in our standard terms and conditions of sale may not be enforceable under some circumstances or may not fully or effectively protect us from claims and related liabilities and costs. In addition, regardless of the party at fault, errors of these kinds divert the attention of our engineering personnel from our product development efforts, damage our reputation and the reputation of our products, cause significant customer relations problems and can result in product liability claims. We do not maintain insurance which would adequately protect against certain of these types of claims associated with the use of our products. Even where claims ultimately are unsuccessful we may have to expend funds in connection with litigation and divert management’s time and other resources. We also may incur costs and expenses relating to a recall of one or more of our products. The process of identifying and recalling recalled products that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our end-customers and channel partners and significant harm to our reputation. The occurrence of any of these problems could result in the delay or loss of market acceptance of our products and could adversely impact our business, operating results and financial condition.
The loss of key personnel or an inability to attract, retain and motivate qualified personnel may impair our ability to expand our business.
Our success is substantially dependent upon the continued service and performance of our senior management team and other key personnel, including David K. Flynn, who is our Chief Executive Officer, Gordon C. Brooks, who is our Senior Vice President, Chief Financial Officer, Dean Hickman-Smith, who is our Senior Vice President, Worldwide Field Operations, and David Greene, who is our Senior Vice President, Chief Marketing Officer. Our employees, including our senior management team, are at-will employees, and therefore may terminate employment with us at any time with no advance notice. The replacement of any members of our senior management team or other key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.
Our future success also depends on our ability to continue to attract, integrate and retain highly skilled personnel, especially skilled sales and engineering employees. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we have a substantial presence and need for highly skilled personnel. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our employees have become, or will soon become, vested in a substantial amount of stock or number of stock options. Our employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. Further, our employees’ ability to exercise those options and sell their stock in a public market may result in a higher than normal turnover rate. Any failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs may negatively impact our growth. Also, to the extent we hire personnel from our competitors, we may be subject to allegations that these new hires have been improperly solicited, or that they have divulged to us proprietary or other confidential information of their former employers, or that their former employers own their inventions or other work product.
We have recently hired new members of our management team, and the failure to integrate these executives quickly and effectively could harm our operating results.
Several members of our management team have recently joined us, including our Chief Marketing Officer, in September 2013, our Chief Financial Officer, in January 2013, our Vice President, General Counsel and Secretary, in December 2012, and our Senior Vice President, Worldwide Field Operations, in October 2012. Each member of our management team provides services that are important for our long-term growth. Moreover, almost all of the members of our finance team joined us in 2013, as did key members of our sales team. Although our sales grew following this transitional period, we believe that our sales were adversely impacted during the transition. Integrating new employees requires dedication of financial and other resources, and transitions in senior management can cause disruption to our operations. We do not know whether these management members will work together well as a cohesive team. In the event we are required to identify new management team members, or hire new key employees, either as a result of the departure of current members, or to facilitate future anticipated growth, we may be required to dedicate substantial resources and our financial results may be harmed.
Our ability to sell our products is highly dependent on the quality of our support offerings, and our failure to offer high quality support would have a material adverse effect on our sales and results of operations.
Once our products are deployed, our end-customers depend on our support organization and support provided by our channel partners to resolve any issues relating to our products. Our support delivery organization is comprised of employees in various geographic locations and an outside service provider, which provides more general support delivery. A high level of support is important for the successful marketing and sale of our products. If we do not effectively help our end-customers quickly resolve issues or provide effective ongoing support, it would adversely affect our ability to sell our products to existing end-customers and could harm our reputation with potential end-customers.
If our products do not interoperate with cellular networks and mobile devices, future sales of our products could be negatively affected.
Our products are designed to interoperate with cellular networks and mobile devices using wireless networking technology. These networks and devices have varied and complex specifications. To meet these requirements, we must continue to undertake development and testing efforts that require significant capital and employee resources. We may not accomplish these development efforts quickly or cost-effectively, or at all. If our products do not interoperate effectively, orders for our products could be delayed or cancelled, which would harm our revenue, gross margins and our reputation, potentially resulting in the loss of existing and potential end-customers. The failure of our products to interoperate effectively with cellular networks or mobile devices may result in significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer and end-customer relations problems. In addition, our end-customers may require our products to comply with new and rapidly evolving security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, such end-customers may not choose to purchase our products, which would harm our business, operating results and financial condition.
Laws governing the collection of or our failure to adequately protect information could have a material adverse effect on our business.
A wide variety of provincial, state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of data including personal data. Foreign data protection, privacy and other laws and regulations are often more restrictive than those in the United States. These data protection and privacy-related laws and regulations are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Our failure to comply with applicable laws and regulations, could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, fines or demands that we modify or cease existing practices, damage to our reputation and loss of goodwill (both in relation to existing and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance and business. Such actions against our partners, including third-party providers of data analytics services, could also affect our operating performance, including demand for our products and cloud-managed solutions. Evolving and changing privacy laws and regulations, including evolving and changing definitions of personal data and personal information, within the European Union, the United States and elsewhere, especially relating to classification of IP addresses, MAC addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products by current and future end-customers.

Our international operations expose us to additional business risks and failure to manage these risks may adversely affect our international revenue.
We derive a significant portion of our revenue from end-customers and channel partners outside the United States. For each of the three months ended March 31, 2013 and 2014, we attributed 38% and 41% of our revenue to our international end-customers and channel partners. As of March 31, 2014, approximately 42% of our full-time employees were located outside of North America, with 30% located in China. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources. Therefore, we are subject to risks associated with having significant worldwide operations, such as compliance with anticorruption laws.
International operations are subject to other inherent risks and our future results could be adversely affected by a number of factors, including:

•	tariffs and trade barriers, export regulations and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	requirements or preferences for domestic products, which could reduce demand for our products;

•	differing technical standards, existing or future regulatory and certification requirements and required product features and functionality;

•	management communication and integration problems related to entering new markets with different languages, cultures and political systems;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•
heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, and irregularities in, financial statements;

•	difficulties and costs of staffing and managing foreign operations;

•	differing labor standards;

•	the uncertainty of protection for our intellectual property rights and the enforceability of our rights and third-party rights in some countries;

•	potentially adverse tax consequences, including regulatory requirements regarding our ability to repatriate profits to the United States;

•	added legal compliance obligations and complexity, including complying with varying requirements regarding data privacy;

•	the increased cost of terminating employees in some countries; and

•	political and economic instability and terrorism.
One such applicable anticorruption law is the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies and their employees and intermediaries from making corrupt payments to foreign officials for the purpose of directing, obtaining or keeping business, and requires companies to maintain accurate books and records and a system of internal accounting controls. Under the FCPA, U.S. companies may be held liable for the corrupt actions taken by employees, strategic or local partners, or other representatives. As such, if we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the U.S. and elsewhere could seek to impose civil or criminal fines and penalties, which could have a material adverse effect on our business, operating results and financial conditions. While our employee handbook prohibits our employees from engaging in corrupt conduct, we are in the process of enhancing our compliance measures to require both our employees and our third-party intermediaries to comply with the FCPA and similar anticorruption laws.
To the extent we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and manage effectively these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, adversely affecting our business, operating results and financial condition.
Our operations in certain emerging markets expose us to political, economic and regulatory risks.
Our growth strategy depends in part on our ability to expand our operations in emerging markets, including China, Russia, the Middle East and Africa, and Latin America. However, some emerging markets have greater political, economic and currency volatility and greater vulnerability to infrastructure and labor disruptions than more established markets. In many countries outside of the United States, particularly those with emerging economies, it may be common for others to engage in business practices prohibited by laws and regulations with extraterritorial reach, such as the FCPA and the U.K. Bribery Act, or local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials, including in connection with obtaining permits or engaging in other actions necessary to do business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition and results of operations.
Establishing operations and distribution partners in these emerging markets may require complex legal arrangements and operations to deliver services on global contracts for our end-customers. Because of our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. Additionally, we have established operations in locations remote from our more developed business centers. As a result, we are subject to heightened risks inherent in conducting business internationally, including the following:

•	failure to comply with local regulations or restrictions;

•
enactment of legislation, regulation or restriction, whether by the United States or in the foreign countries, including unfavorable labor regulations, tax policies or economic sanctions (such as potential economic sanctions arising from political disputes), and currency controls or restrictions on the transfer of funds;

•	enforcement of legal rights or recognition of commercial procedures by regulatory or judicial authorities in a manner in which we are accustomed or would reasonably expect;

•	differing technical and environmental standards, data privacy and telecommunications regulations and certification requirements;

•	difficulties and costs associated with staffing and managing foreign operations;

•	potentially greater difficulty collecting accounts receivable and longer payment cycles;

•	the need to adapt and localize our services for specific countries, including conducting business and providing services in local languages;

•	reliance on third parties over which we have limited control, such as our VADs, for marketing and reselling our services;

•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;

•	difficulties in understanding and complying with local laws, regulations, and customs in foreign jurisdictions or unanticipated changes in such laws;

•	application of or changes in anti-bribery laws, such as the FCPA and UK Bribery Act, which may disrupt our staffing or ability to manage our foreign operations;

•	changes in political and economic conditions leading to changes in the business environment in which we operate, as well as changes in foreign currency exchange rates; and

•	natural disasters, pandemics or international conflict, including terrorist acts or political disputes, which could interrupt our operations or endanger our personnel.
In addition, our competitors may also expand their operations in these markets or others we may also target, and low-cost local manufacturers may also expand and improve their production capacities, thus increasing competition in these emerging markets. Our success in emerging markets is important to our growth strategy. If we cannot successfully increase our business in emerging markets and manage associated political, economic and currency volatility, our product sales, financial condition and results of operations could be materially and adversely affected.
We could be subject to additional income tax liabilities.
We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our worldwide provision for income taxes, which could be adversely affected by several factors, many of which are outside our control. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than we anticipate in countries that have lower statutory rates and higher than we anticipate in countries that have higher statutory rates, by changes in foreign currency exchange rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including possible changes to the U.S. taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income or the foreign tax credit rules. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against us as well as penalties and fines. As we operate in multiple taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. The time and expense necessary to defend and resolve an audit may be significant. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that determination is made.
Our international operations and corporate structure subject us to potential adverse tax consequences.
We generally conduct our international operations through wholly owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
In the future, we may reorganize our corporate structure or intercompany relationships, which would likely require us to incur expenses in the near term for which we may not realize related benefits. Changes in domestic and international tax laws may negatively impact our ability to effectively restructure, including proposed legislation to reform U.S. taxation of international business activities. Any such restructuring would likely involve sophisticated analysis, including analysis of U.S. and international tax regimes. Compliance with such laws and regulations may be difficult and subject our business to additional risks and uncertainties.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations; in addition, we may be unable to use a substantial part of our net operating losses if we don’t attain profitability in an amount necessary to offset such losses.
In general, under Section 382 of the Internal Revenue Code of 1986, as amended, the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in connection with or after our IPO, our ability to utilize NOLs could be further limited by Section 382. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382. Furthermore, we may be unable to use a substantial part of our NOLs due to regulatory changes, such as suspensions of the use of NOLs, or if we do not attain profitability in an amount sufficient to offset such losses. For example, our state NOL carryforwards of $65.2 million as of December 31, 2013 begin to expire in 2016. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability at a later date.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.
We do not collect sales and use, value added or similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements may adversely affect the results of our operations.
If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed and our reputation may be damaged.
We have expanded our operations significantly since inception and anticipate that we will require further significant expansion to achieve our business objectives. For example, our revenue for fiscal years 2011, 2012 and 2013 was $34.0 million, $71.2 million and $107.1 million, respectively and our global headcount as of the end of fiscal years 2011, 2012 and 2013, was approximately 230, 460 and 520 employees, respectively. For the three months ended March 31, 2014, our revenue was $28.2 million and our global headcount as of March 31, 2014 was 553 employees. The growth and expansion of our business and product offerings places a continuous and significant strain on our management, operational and financial resources. Any such future growth would also add complexity to and require effective coordination throughout our organization.
We must improve our infrastructure to manage our growth, which could involve significant costs and could, if not properly managed, harm our operating results.
To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls and our ability to manage headcount, capital and processes in an efficient manner. For example, we are currently evaluating upgrades to our information infrastructure in several ways, including a potential change in our enterprise resource planning system, or our ERP system. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner, which could result in additional operating inefficiencies and could cause our costs to increase more than planned. If we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our operating results may be negatively impacted. If we are unable to manage future expansion, our ability to provide high quality products and services could be harmed, which could damage our reputation and brand, and any of which may have a material adverse effect on our business, operating results and financial condition.
Our business and operating results could be adversely affected by unfavorable economic and market conditions.
Our business depends on the overall demand for wireless network technology and on the economic health and general willingness of our current and prospective end-customers to purchase our products. If the conditions in the U.S. and global economies are volatile and if they deteriorate, our business, operating results and financial condition may be harmed. In particular, we do not know whether spending on wireless network technology will increase or decrease in the future, or at what rate.
Investments in technology by educational institutions and healthcare in particular could be related to budgetary constraints unrelated to overall economic conditions, or may be magnified by unfavorable economic conditions. The purchase of our products or willingness to replace existing infrastructure is discretionary and highly dependent on a perception of continued rapid growth in consumer usage of mobile devices and in many cases involve a significant commitment of capital and other resources. In addition, our small and medium enterprise end-customers may also be more sensitive to adverse economic conditions than other potential customers, which could amplify the adverse impact of a deterioration of economic conditions. Therefore, weak economic conditions or a reduction in capital spending would likely adversely impact our business, operating results and financial condition. A reduction in spending on wireless network technology could occur or persist even if economic conditions improve.

In addition, if interest rates rise or foreign exchange rates weaken for the U.S. dollar for our international end-customers and channel partners, overall demand for our products and services could decline and related capital spending may be reduced. Furthermore, any increase in worldwide commodity prices may result in higher component prices for us and increased shipping costs, both of which may negatively impact our financial results.
U.S. and global political, credit and financial market conditions may negatively impact or impair the value of our current portfolio of cash and cash equivalents, including U.S. Treasury securities and U.S.-backed investment vehicles.
Our cash and cash equivalents were $33.3 million as of March 31, 2014, and was held in a non-interest bearing demand deposit account. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Any deterioration in the U.S. and global credit and financial markets is a possibility, which could cause losses or significant deterioration in the value of our cash, cash equivalents or possible investments. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents and possible investments, which may affect our ability to fund future obligations. Further, unless and until the current U.S. and global political, credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our business, operating results and financial condition.
System security risks, data protection breaches and cyber-attacks could compromise our or our end-customer’s information including proprietary information and end-customer information and disrupt our internal operations, which could cause our business and reputation to suffer and adversely affect our stock price.
In the ordinary course of business, we store sensitive data, as well as our proprietary business information and that of our end-customers, suppliers and business partners. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. Our information technology and infrastructure may be vulnerable to penetration or attacks by computer programmers and hackers, software bugs or other technical malfunctions, or other disruptions. In addition, our employees could breach the security of our infrastructure and misuse such data or other information, whether through error or misconduct. Any such breach could compromise our networks, including our cloud-managed platform, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be improperly accessed, publicly disclosed, lost or stolen, which could subject us to liability to our end-customers, suppliers, channel and business partners and others, and cause us reputational and financial harm. In addition, the affected end-customers or government authorities could initiate legal or regulatory action against us in connection with such incidents, which could cause us to incur significant expenses and liability or could result in orders or consent decrees forcing us to modify our business practices. Because the techniques used by computer programmers and hackers, many of whom are highly sophisticated and well-funded, to access or sabotage networks change frequently and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. This could delay our response or the effectiveness of our response and impede our sales, manufacturing, distribution or other critical functions. In addition, the economic costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software systems and security vulnerabilities could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the programmer or hacker, which are often difficult to identify.
Undetected software errors or flaws in our cloud platform could harm our reputation or decrease market acceptance of our solution, which would harm our operating results.
Our platform may contain undetected errors or defects when introduced or as we release new versions. We have experienced these errors or defects in the past in connection with new releases and solution upgrades, and we expect that errors or defects will be found from time to time in future releases after their commercial release. Since our end-customers use our platform for security and compliance reasons, any errors, defects, disruptions in service or other performance problems may damage our end-customers’ business and could hurt our reputation. If that occurs, we may incur significant costs, the attention of our key personnel could be diverted, our end-customers may delay or withhold payment to us or elect not to continue to use our solution or renew our service, or other significant customer relations problems may arise. We may also be subject to liability claims for damages related to errors or defects in our platform.
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and interruptions by man-made problems, such as network security breaches, computer viruses or terrorism.
Our corporate headquarters are located in the San Francisco Bay Area, and substantially all of our contract manufacturers are located in eastern Asia, both regions known for seismic activity. A significant natural disaster, such as an earthquake, a fire or a flood, occurring near our headquarters, or near the facilities of our contract manufacturers, could have a material adverse impact on our business, operating results and financial condition. Despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our products. In addition, natural disasters, acts of terrorism or war could cause disruptions in our or our end-customers’ or channel partners’ businesses, our suppliers’ and manufacturers’ operations or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our manufacturing partners have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ and/or our manufacturers’ ability to timely deliver our products and product components, or the deployment of our products, our business, operating results and financial condition would be adversely affected. We do maintain what we believe are commercially reasonable levels of business interruption insurance. However, we cannot assure you that such insurance would adequately cover our losses in the event of a significant disruption in our business.
We may acquire other businesses that could require significant management attention, disrupt our business and dilute stockholder value.
We may make investments in complementary companies, products or technologies. We have limited experience identifying, purchasing and integrating third-party companies, technologies or other assets that could be complementary to our business or help advance our strategy, and as a result, our ability as an organization to acquire and integrate other companies, technologies or other assets in a successful manner is unproven. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our end-customers, investors and financial analysts. In addition, if we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, the business prospects operating results and financials of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
Our future capital needs are uncertain, and we may need to raise additional funds in the future. If we require additional funds in the future, those funds may not be available on acceptable terms, or at all.
We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs for at least the next 12 months. We may, however, need to raise substantial additional capital in the future to:

•	fund our operations;

•	continue our research and development;

•	develop and commercialize new products;

•	acquire companies, in-licensed products or intellectual property; or

•	expand sales and marketing activities.

•	Our future funding requirements will depend on many factors, including:

•	market acceptance of our products and services;

•	the cost of our research and development activities;

•	the cost of defending, in litigation or otherwise, claims that we infringe third-party patents or violate other intellectual property rights;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	the effect of competing technological and market developments; and

•	the market for different types of funding and overall economic conditions.
We may require additional funds in the future, and we may not be able to obtain those funds on acceptable terms, or at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Upon any liquidation, our debt lenders and other creditors would be repaid all interest and principal then-outstanding prior to the holders of our common stock receiving any distribution. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders.
     If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or to grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. We also may have to reduce marketing, customer support or other resources devoted to our products, or cease operations. Any of these actions could harm our operating results.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members of our board of directors.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.
Being a public company has increased the expense for us to obtain director and officer liability insurance at levels we deem commercially reasonable, and we have incurred higher costs and accepted higher retentions to obtain coverage, compared to our prior program for director and officer liability insurance. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, or our Board, particularly to serve on our audit committee and compensation committee and qualified executive officers.
As a result of disclosure of information in filings required by us as a public company, our business and financial condition will become more visible, which might result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.
Our debt obligations contain restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial conditions.
On June 21, 2012, we entered into a revolving credit facility with Silicon Valley Bank, which we refer to, as amended, as our revolving credit facility. As last amended on August 23, 2013, the credit facility provides for a revolving facility of up to $10.0 million, with a sublimit of $3.0 million for borrowings guaranteed by the Export-Import Bank of the United States. As of March 31, 2014, we have drawn $10.0 million under this revolving credit facility.
On August 23, 2013, we entered into a credit facility with TriplePoint Capital, which we refer to as our term loan credit facility. The credit facility provides for term loans of up to $20.0 million. As of March 31, 2014, we have drawn $10.0 million under this term loan credit facility.
All of our obligations under the credit facilities are secured by substantially all of our property, other than our intellectual property. Both credit facilities contain customary negative covenants that limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets or engage in merger and acquisition activity, including merge or consolidate with a third party. Our Silicon Valley Bank credit facility also requires us to maintain a liquidity ratio of not less than 1.25 to 1.00. Our credit facilities contain customary affirmative covenants, including requirements to, among other things, deliver audited financial statements. Both credit facilities contain customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and inaccuracy of representation and warranties. Our Silicon Valley Bank credit facility includes a default upon the occurrence of a material adverse change to our business.
If we experience a decline in cash flow due to any of the factors described in this “Risk Factors” section or otherwise, if we breach covenants under our credit facilities or if there occurs a material adverse change in our business, we could be prohibited from further borrowing under the credit facilities, our interest rates on the outstanding borrowings could increase and our obligation to repay principal amounts could be accelerated. Our failure to pay interest and principal amounts when due or comply with covenants could cause a default under the credit facilities. Any such default could have a material adverse effect on our liquidity and financial condition. In the event of a liquidation of our Company, these lenders would be repaid all outstanding principal and interest prior to distribution of assets to other unsecured creditors. Our holders of common stock would receive a portion of any liquidation proceeds only if all of our creditors were first repaid in full.
Risks Related to Our Industry
We compete in highly competitive markets, and competitive pressures from existing and new companies may harm our business, revenue, growth rates and prospects. In addition, many of our current or potential competitors have longer operating histories, greater brand recognition, larger customer bases and significantly greater resources than we do, and we may lack sufficient financial or other resources to maintain or improve our competitive position.
The markets in which we compete are highly competitive, and we expect competition to increase in the future from established competitors and new market entrants. The markets are influenced by, among others, the following competitive factors:

•	brand awareness and reputation;

•	price and total cost of ownership;

•	strength and scale of sales and marketing efforts, professional services and customer support;

•	product features, reliability and performance;

•	incumbency of the current provider, either for wireless networking products or other products;

•	scalability of products;

•	ability to integrate with other technology infrastructures; and

•	breadth of product offerings.

Our main competitors include general networking vendors, such as Cisco, Hewlett-Packard and Juniper Networks, whose portfolios include enterprise mobility solutions; enterprise mobility companies, such as Aruba Networks, that have a broad networking portfolio and are primarily focused on enterprise mobility; and independent Wi-Fi vendors, such as Ruckus Wireless and Meru Networks, which are primarily focused on wireless access products. We expect competition to intensify in the future as other companies introduce new products into our markets. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, our market share, any of which would likely seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, there could be a material and adverse effect on our competitive position, revenue and prospects for growth.
A number of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources. Our competitors may be better able to anticipate, influence or adapt more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the promotion and sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily and develop and expand their product and service offerings more quickly than we can. In addition, certain of our competitors may be able to leverage their relationships with customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages customers from purchasing our products, including through selling at zero or negative margins, product bundling, or closed technology platforms. Potential end-customers may prefer to purchase all of their equipment from a single provider, or may prefer to purchase wireless networking products from an existing supplier rather than a new supplier, regardless of product performance or features.
We expect increased competition from our current competitors, as well as other established and emerging companies, to the extent our markets continue to develop and expand. Conditions in our markets could change rapidly and significantly as a result of technological advancements or other factors. These pressures could materially adversely affect our business, operating results and financial condition.
Industry consolidation may lead to increased competition and may harm our operating results.
There has been a trend toward industry consolidation in our markets for several years as companies attempt to strengthen or hold their market positions in an evolving industry, and as companies are acquired or are unable to continue operations. Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they individually had offered. For example, in November 2012, Cisco Systems acquired Meraki Networks, a competitor of ours. This trend may continue in the future. The companies resulting from these possible consolidations may create more compelling or bundled product offerings and be able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or product functionality. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized technology companies such as ourselves and, consequently, customers’ willingness to purchase from such companies. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for our end-customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results and financial condition. Furthermore, particularly in the service provider market, rapid consolidation will lead to fewer customers, with the effect that the loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants.
Demand for our products and services depends in part on the continued growth of the industries in which we participate, and the failure of these industries to expand could harm our operating results.
We currently target K-12 and higher education, healthcare, retail and distributed enterprise end-customers. We sell into verticals such as finance, manufacturing, utilities, telecom, state and local government, transportation, legal, accounting, architecture, engineering and construction. In the event any of the specific sectors we target fails to expend on wireless networking, our operating results could be harmed. For example, the education sector is faced with limited resources to spend on technology purchases. If this sector does not continue to expand expenditures on technology in general, and wireless networking in particular, our business could be harmed. More generally, for our enterprise sales, we rely upon the continued expansion of the creation of small and branch offices, and the acceptance of teleworking. If remote access to corporate resources and the demand for high-speed wireless networks ceases to expand, or diminish, our business would be harmed.
If functionality similar to that offered by our products is incorporated into existing network infrastructure products, enterprises may decide against adding our products to their network, which would have an adverse effect on our business.
Large, well-established providers of networking equipment may continue to introduce features that compete with our products, either in stand-alone products or as additional features in their network platforms. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our platform may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by these providers is more limited or less cost effective than our platform, end-customers may elect to accept such products in lieu of adding platforms from an additional vendor such as us. Many enterprises have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking products, which may make them reluctant to add new components to their networks, particularly from other vendors such as us. In addition, an enterprise’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match. If enterprises are reluctant to add new vendors or otherwise decide to work with their existing vendors, our ability to increase our market share and improve our financial condition and operating results will be adversely affected.

We rely on revenue from subscription and services that may decline. Because we recognize revenue from subscriptions and services over the term of the relevant service period, downturns or upturns in sales are not immediately reflected in full in our operating results.
Software subscriptions and service revenue, consisting of sales of new or renewal subscription and support and maintenance contracts accounts for a significant portion of our revenue, comprising 6.4% of total revenue for the year ended December 31, 2012 and 8.9% of total revenue for the year ended December 31, 2013. For the three months ended March 31, 2014, software subscriptions and service revenue comprised 11.9% of total revenue for the period. Service revenue might decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our offerings, the prices of our offerings, the prices of products and services offered by our competitors and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support and maintenance contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one, three or five years. As a result, much of the service revenue we report each fiscal quarter is the recognition of deferred revenue from service contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.
New regulations or standards or changes in existing regulations or standards in the United States or internationally related to our products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, results of operations and future sales, and could place additional burdens on the operations of our business.
Our products are subject to governmental regulations in a variety of jurisdictions. In order to achieve and maintain market acceptance, our products must continue to comply with these regulations as well as a significant number of industry standards. In the United States, our products must comply with various regulations defined by the Federal Communications Commission, or FCC, Underwriters Laboratories and others. We must also comply with similar international regulations in order for our products to be certified for use in such countries. For example, our wireless communication products operate through the transmission of radio signals and radio emissions are subject to regulation in the United States and in other countries in which we do business. In the United States, various federal agencies, including the Center for Devices and Radiological Health of the Food and Drug Administration, the FCC, the Occupational Safety and Health Administration and various state agencies have promulgated regulations that concern the use of radio/electromagnetic emissions standards. Member countries of the European Union and individual countries in the Asia Pacific region have enacted similar standards concerning electrical safety and electromagnetic compatibility and emissions and chemical substances and use standards.
As these regulations and standards evolve, and if new regulations or standards are implemented, we will be required to modify our products or develop and support new versions of our products, and our compliance with these regulations and standards may become more burdensome. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay introduction of our products, which could harm our business. End-customer uncertainty regarding future policies may also affect demand for communications products, including our products. Moreover, channel partners or end-customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products to address these requirements and any regulatory changes may have a material adverse effect on our business, operating results and financial condition.
Risks Related to Our Intellectual Property
If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.
We protect our proprietary information and technology through licensing agreements, third-party nondisclosure agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the United States and similar laws in other countries. We do not know whether these protections will be available in all cases or will be adequate to prevent our competitors from copying, reverse engineering or otherwise obtaining and using our technology, proprietary rights or products. The laws of some foreign countries, including countries in which our products are sold or manufactured, are in many cases not as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights and trade secrets, or applications for any of the foregoing. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology or design around our proprietary rights. We have focused patent, trademark, copyright and trade secret protection primarily in the United States. As a result, we may not have sufficient protection of our intellectual property in all countries where infringement may occur. In each case, our ability to compete could be significantly impaired.
To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and we could fail to be successful in any such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

Claims by others that we infringe their intellectual property rights could harm our business.
Companies that sell products in the wireless networking industry are often aggressive in protecting intellectual property rights and perceived rights, which has resulted in protracted and expensive litigation for some companies. We currently are subject to claims and litigation by third parties that we infringe their intellectual property rights and we expect claims and litigation with respect to infringement will continue to occur in the future. We are currently in litigation with AirTight Networks and Linex Technologies, each of which alleges that we are infringing their intellectual property. See Part II, Item 1 “Legal Proceedings.”
As our business expands and the number of products and competitors in our market increases and overlaps occur, we expect that infringement claims may increase in number and significance. Any claims or proceedings against us, whether or not meritorious, could be time-consuming, result in costly litigation, require significant amounts of management time or result in the diversion of significant operational resources, any of which could materially and adversely affect our business and operating results.
Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. In addition, we currently have a limited portfolio of issued patents compared to our larger competitors, and therefore may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners who have no relevant products or revenue and against whom our potential patents provide no deterrence or competitive risk, and many other potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims than we could against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We might also be required to seek a license and pay royalties for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful.
Our use of open source software could impose limitations on our ability to commercialize our products.
Our products utilize software modules licensed to us by third-party authors under open source licenses, including as incorporated into software we receive from third party commercial software vendors. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, updates, warranties, or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software that we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release portions of the source code of our proprietary software to the public. This could allow our competitors to create similar products with lower development effort and time, and ultimately could result in a loss of product sales for us.
     As a result of our use of open source software, our products may be subject to conditions we do not intend. Furthermore, the terms of many open source licenses have not been interpreted by U.S. courts, and these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, our efforts to monitor our use of open source software in our business may not be entirely effective. If we are held to have breached or otherwise failed to comply with the terms of an open source software license, we could be required to pay damages as a result of infringement claims, seek licenses from third parties to continue offering our products, re-engineer our products, discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, or make generally available, in source code form, our proprietary code, any of which could adversely affect our business and operating results.
We rely on the availability of third-party licenses. If these licenses are available to us only on less favorable terms or not at all in the future, our business and operating results would be harmed.
We have incorporated third-party licensed technology and intellectual property rights into our products. It may be necessary in the future to renew licenses relating to various aspects of these products or to seek additional licenses for existing or new products. These necessary licenses could be unavailable to us on acceptable terms or at all. The inability to obtain certain licenses or other rights, or to obtain those licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in delays in product releases until such time, if ever, as equivalent technology could be identified, licensed or developed and integrated into our products, which might have a material adverse effect on our business, operating results and financial condition. Moreover, the inclusion in our products of intellectual property licensed from third parties on a nonexclusive basis could limit our ability to protect our proprietary rights in our products.
Risks Related to Ownership of Our Common Stock
The price of our common stock may be volatile, and you could lose all or part of your investment.
The trading price of our common stock may fluctuate substantially. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock, since you might not be able to sell your shares at or above the price you paid.
Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of high technology stocks;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	sales of shares of our common stock by us or our stockholders;

•
failure of financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships or capital commitments;

•	public analyst or investor reaction to our press releases, other public announcements and filings with the Securities and Exchange Commission;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our operating results;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or our products, or third-party proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any major changes in our management or our Board;

•	general economic conditions and slow or negative growth of our markets; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
Insiders continue to have substantial control over us and will be able to influence corporate matters.
Our directors and executive officers and stockholders holding more than 5% of our capital stock and their affiliates beneficially own, in the aggregate, approximately 68.0% of our outstanding common stock based on the number of shares outstanding as of April 30, 2014. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
Certain provisions in our charter documents and under Delaware law could limit attempts by our stockholders to replace or remove members of our Board or current management and may adversely affect the market price of our common stock.
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our Board or management. These provisions include the following:

•
our Board has the right to elect directors to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board;

•
our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the Board, the chair of the Board, the chief executive officer or the president;

•	our directors may only be removed for cause, which would delay the replacement of a majority of our Board;

•	our Board is staggered in three tiers, with directors serving for three years, which could impede an acquiror from rapidly replacing our existing directors with its own slate of directors;

•	our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•
stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to our Board or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and

•
our Board may issue, without stockholder approval, shares of undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the Board has approved the transaction. Our Board could rely on Delaware law to prevent or delay an acquisition of us.
Our directors are entitled to accelerated vesting of their stock options pursuant to the terms of their employment arrangements or option grants upon a change of control of our Company, and our executive officers in the event their employment is actually or constructively terminated in the context of a change of control. In addition to the arrangements currently in place with some of our executive officers, we may enter into similar arrangements in the future with other officers. Such arrangements could delay or discourage a potential acquisition of our Company.
If financial or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our common stock, our stock price and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. As a new public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding our stock price, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
We believe our long-term value as a company will be greater if we focus on growth instead of profitability.
Part of our business strategy is to focus on our long-term growth, and in the near term to focus on such growth instead of focusing on profitability. As a result, our profitability may be lower in the near term than it would be if our strategy was to maximize short-term profitability. Expenditures on expanding our research and development efforts, sales and market efforts, infrastructure and other such investments may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve profitability at the level anticipated by analysts and our stockholders, our stock price may decline.
We do not intend to pay dividends and under our loan agreements with our lenders we are not permitted to pay dividends. As a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
Pursuant to our revolving and term loan credit facilities, we are restricted from paying dividends while these facilities are in place. Moreover, we have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
We are an “Emerging Growth Company,” and any decision on our part to comply only with certain reduced disclosure requirements applicable to Emerging Growth Companies could make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting or compliance requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years after the completion of the IPO, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenue of $1 billion or more during any fiscal year before that time, we would cease to be an “emerging growth company” as of the end of that fiscal year. If we issue more than $1 billion in non-convertible debt in a three-year period we would cease to be an “emerging growth company” immediately. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

From January 1, 2014 through March 31, 2014, we granted stock options to purchase an aggregate of 445,600 shares of our common stock at exercise prices ranging from $10.00 to $11.18 per share to a total of 73 employees, consultants and directors under our 2006 Global Share Plan. During this period, stock options to purchase an aggregate of 123,218 shares of our common stock were cancelled without being exercised and 514,488 shares of our common stock were issued upon exercise of stock options for cash consideration in the aggregate amount of $1.0 million.

The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

Use of Proceeds for Public Offering of Common Stock

On March 27, 2014, our Registration Statement on Form S-1 was declared effective by the SEC for our IPO of common stock. We started trading on the New York Stock Exchange on March 28, 2014, and the transaction formally closed in second quarter on April 2, 2014. In conjunction with the IPO, we issued 8,625,000 shares of common stock, including exercise of the underwriters’ option to purchase an additional 1,125,000 shares, at an offering price of $10.00 per share, for aggregate gross proceeds of $86.3 million.

The net offering proceeds have been invested in money market funds. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 28, 2014 pursuant to Rule 424(b).

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROHIVE NETWORKS, INC.

Date: May 13, 2014	By:	/s/ David K. Flynn
David K. Flynn
President and Chief Executive Officer

AEROHIVE NETWORKS, INC.
Date: May 13, 2014
	By:	/s/ Gordon C. Brooks
Gordon C. Brooks
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1		Eighth Amended and Restated Certificate of Incorporation of the Company, as amended, as currently in effect.
3.2		Amended and Restated Bylaws of the Registrant.
10.1
Fourth Amendment dated as of April 4, 2014 to the Loan and Security Agreement, dated as of June 21, 2012, by and between the Company and Silicon Valley Bank, as amended by that certain First Amendment to Loan and Security Agreement, dated as of September 18, 2012, that certain Second Amendment to Loan and Security Agreement, dated as of June 28, 2013, and that certain Third Amendment to Loan and Security Agreement, dated as of August 23, 2013.

10.2
Second Amendment dated as of April 4, 2014 to the Loan and Security Agreement (EXIM Loan Facility), dated June 21, 2012, by and between the Registrant and Silicon Valley Bank, as amended by that certain First Amendment to Loan and Security Agreement (EXIM Loan Facility), dated as of September 18, 2012.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

+
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management's Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 and 32.2 hereto is deemed to accompany this Form 10-Q and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

*
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under this section.