Form 10-Q
period 2014-06-30
AEROHIVE NETWORKS, INC
filed 2014-08-12
CIK 1372414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.001, outstanding as of August 5, 2014 was 45,711,945.

The Aerohive Networks design logo and the marks “Aerohive®,” “HiveManager®” and “HiveOS®” are the property of Aerohive Networks, Inc. All Rights Reserved. This Quarterly Report on Form 10-Q contains additional trade names, trademarks and service marks of other companies.

PART I. FINANCIAL INFORMATION
ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AEROHIVE NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$103,913	$35,023
Accounts receivable, net of allowance for doubtful accounts of $217 and $158 as of June 30, 2014 and December 31, 2013, respectively	23,651	17,578
Inventories	12,061	6,817
Prepaid expenses and other current assets	2,285	4,949
Deferred cost of goods sold	978	1,427
Total current assets	142,888	65,794
Property and equipment, net	5,805	3,281
Goodwill	513	513
Intangible assets, net	68	149
Other assets	166	120
Total assets	$149,440	$69,857
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$16,548	$10,802
Accrued liabilities	9,015	7,561
Debt, current portion	10,000	10,000
Deferred revenue, current portion	17,977	15,915
Total current liabilities	53,540	44,278
Debt, long-term portion	9,721	9,624
Convertible preferred stock warrant liability	—	3,903
Deferred revenue, non-current	19,483	14,655
Other liabilities	589	742
Total liabilities	83,333	73,202
Commitments and contingencies (Note 5)
Stockholders’ equity (deficit):
Convertible preferred stock, par value of $0.001 per share, issuable in Series A, B, C, D and E - zero and 29,536,358 shares authorized as of June 30, 2014 and December 31, 2013, respectively; zero and 27,861,009 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	—	28
Preferred stock, par value of $0.001 per share - 25,000,000 and zero shares authorized as of June 30, 2014 and December 31, 2013, respectively; no shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock, par value of $0.001 per share - 500,000,000 and 52,800,000 shares authorized as of June 30, 2014 and December 31, 2013, respectively; 45,567,323 and 7,419,469 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	46	7
Additional paid–in capital	201,590	116,954
Accumulated deficit	(135,529)	(120,334)
Total stockholders’ equity (deficit)	66,107	(3,345)
Total liabilities and stockholders’ equity (deficit)	$149,440	$69,857
See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Product	$33,721	$25,883	$58,582	$43,920
Software subscriptions and service	3,833	2,149	7,204	3,939
Total revenue	37,554	28,032	65,786	47,859
Cost of revenue:
Product	10,560	8,059	18,442	14,214
Software subscriptions and service	1,639	1,010	3,005	1,845
Total cost of revenue	12,199	9,069	21,447	16,059
Gross profit	25,355	18,963	44,339	31,800
Operating expenses:
Research and development	6,833	6,674	12,971	12,431
Sales and marketing	19,011	14,604	35,580	27,504
General and administrative	5,135	3,926	9,972	7,815
Total operating expenses	30,979	25,204	58,523	47,750
Operating loss	(5,624)	(6,241)	(14,184)	(15,950)
Interest income	8	3	9	7
Interest expense	(459)	(101)	(924)	(201)
Other income (expense), net	(58)	(485)	59	(868)
Loss before income taxes	(6,133)	(6,824)	(15,040)	(17,012)
Income tax provision	(135)	(155)	(155)	(285)
Net loss and comprehensive loss	$(6,268)	$(6,979)	$(15,195)	$(17,297)
Net loss attributable to common stockholders	$(6,268)	$(6,979)	$(15,195)	$(17,297)
Net loss per share allocable to common stockholders, basic and diluted	$(0.14)	$(1.03)	$(0.58)	$(2.64)
Weighted-average shares used in computing net loss per share allocable to common stockholders, basic and diluted	44,751,354	6,745,094	26,295,717	6,552,278
See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(15,195)	$(17,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,019	669
Stock-based compensation	3,505	1,549
Amortization of debt discount and debt issuance cost	97	—
Remeasurement of convertible preferred stock warrant liability	(90)	803
Changes in operating assets and liabilities:
Accounts receivable, net	(6,073)	(6,573)
Inventory	(5,244)	1,319
Prepaid expenses and other current assets	(385)	(320)
Other assets	(73)	12
Accounts payable	7,636	(552)
Accrued liabilities	1,693	1,067
Other liabilities	(126)	242
Deferred revenue	6,890	7,244
Net cash used in operating activities	(6,346)	(11,837)
Cash flows from investing activities
Purchases of property and equipment	(1,131)	(963)
Capitalized software development costs	(2,016)	—
Net cash used in investing activities	(3,147)	(963)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts	80,213	—
Payment of offering costs	(3,852)	—
Net proceeds from issuance of convertible preferred stock	—	10,000
Proceeds from exercise of convertible preferred stock warrants	907	—
Proceeds from exercise of vested stock options	1,115	570
Proceeds from early exercise of stock options, net of repurchases	—	670
Net cash provided by financing activities	78,383	11,240
Net increase (decrease) in cash and cash equivalents	68,890	(1,560)
Cash and cash equivalents at beginning of period	35,023	29,585
Cash and cash equivalents at end of period	$103,913	$28,025
Supplemental disclosure of cash flow information
Income taxes paid	$215	$35
Interest paid	$627	$201
Supplemental disclosure of noncash investing and financing activities
Conversion of convertible preferred stock warrants to common stock warrants upon IPO	$611	$—
Cashless exercise of warrants	$30	$—
Property and equipment purchased but not paid for	$211	$373
Unpaid capitalized software development costs	$164	$—
Reclassification of the convertible preferred stock warrant liability to additional paid-in capital on the exercise of the convertible preferred stock warrants	$3,172	$—
Vesting of early exercised stock options	$402	$117
Series E issuance costs not yet paid	$—	$57
Offering costs for common stock not yet paid	$155	$103
Stock-based compensation in capitalized software development	$105	$—
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aerohive Networks, Inc. was incorporated in Delaware on March 15, 2006, and, together with its subsidiaries (the "Company"), has designed and developed a leading cloud-managed mobile networking platform that enables enterprises to deploy a mobile-centric network edge. The point at which devices access the enterprise network is commonly referred to as the network edge. The Company’s hardware products include intelligent access points, routers and switches. These products are managed by the Company’s Cloud Services Platform, which delivers cloud-managed network management and mobility applications giving end-customers a single, unified and contextual view of the entire network edge.
Initial Public Offering
On April 2, 2014, the Company consummated its initial public offering (“IPO”). As a result, the following transactions were recorded in the Company’s consolidated financial statements in April 2014:

•
on April 2, 2014, the Company issued 7,500,000 shares of common stock, at an offering price of $10.00 per share, and received net proceeds of approximately $69.8 million after deducting the underwriters’ discounts and commissions of $5.2 million;

•	the 28,227,528 outstanding shares of the Company’s convertible preferred stock automatically converted into 28,832,898 shares of common stock;

•
the convertible preferred stock warrant liability ($0.6 million carrying value) was reclassified to additional paid-in capital and the warrants to purchase 103,034 shares of convertible preferred stock became warrants to purchase 107,876 shares of common stock;

•	the Company reclassified $5.4 million deferred offering costs to additional paid-in capital;

•	the Company filed an amended and restated certificate of incorporation, which authorized 500,000,000 shares of common stock and 25,000,000 shares of preferred stock.

•
on April 30, 2014, the Company's underwriters exercised their overallotment option in full to purchase 1,125,000 additional shares of common stock at the offering price of $10.00 per share, resulting in incremental additional net proceeds to the Company of $10.5 million after deducting the underwriters’ discounts and commissions of $0.8 million.

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
Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies during the six months ended June 30, 2014 as compared to those described in the Company’s audited consolidated financial statements included in its Annual Report as filed in the Prospectus pursuant to Rule 424(b) under the Securities Act of 1933, for the fiscal year ended December 31, 2013.

Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Those estimates and assumptions affect revenue recognition and deferred revenue; determination of fair value of stock-based awards; accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions; and warranty costs. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the consolidated financial statements.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update (“ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires entities to disclose items reclassified out of accumulated other comprehensive income and into net income in a single location within the financial statements. The Company adopted ASU 2013-02 on January 1, 2014, and the adoption did not have a significant impact on the Company’s consolidated financial position or results of operations.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company expects to adopt ASU 2014-09 on January 1, 2017, with early adoption prohibited. The Company is currently evaluating the financial impact of such adoption on the Company's consolidated financial statements.
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
The percentages of revenue from a consolidated group of entities (VAD A) collectively totaling greater than 10% of total consolidated revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
VAD A	12.8%	12.5%	12.8%	15.1%

The percentages of receivables from VAD A greater than 10% of total consolidated accounts receivable were as follows:

	June 30,	December 31,
	2014	2013
VAD A	13.4%	19.8%

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
The Company's financial instruments consist of Level 1 assets as of June 30, 2014 and Level 1 assets and Level 3 liabilities as of December 31, 2013. Level 1 assets include highly liquid money market funds that are included in cash and cash equivalents. Level 3 liabilities that the Company measured at fair value on a recurring basis consist solely of the Company's convertible preferred stock warrant liability, which was reclassified to additional paid-in capital upon completion of the IPO on April 2, 2014.
Financial assets and liabilities that the Company measured at fair value on a recurring basis by level within the fair value hierarchy, are as follows:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets		(in thousands)
Money market funds	$80,220	$—	$—	$80,220

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets	(in thousands)
Money market funds	$10,269	$—	$—	$10,269
Financial Liability
Convertible preferred stock warrant liability	$—	$—	$3,903	$3,903
A summary of changes in the fair value of the Company’s Level 3 financial liability related to convertible preferred stock warrants for the six months ended June 30, 2014 and 2013 is as follows:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Fair value, beginning of period	$3,903	$3,352
Exercise of convertible preferred stock warrants	(3,202)	—
Change in fair value of Level III liabilities, included in other income (expense), net	(90)	803
Conversion of convertible preferred stock warrants to common stock warrants	$(611)	$—
Fair value, end of period	$—	$4,155

3. CONSOLIDATED BALANCE SHEET COMPONENTS
Inventory
Inventory consists of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Components, including raw materials	$284	$263
Finished goods	11,777	6,554
Total inventory	$12,061	$6,817
Property and Equipment, net
Property and equipment, net consists of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Computer and other equipment	$1,674	$1,528
Manufacturing, research and development laboratory equipment	3,413	2,823
Purchased software	1,466	1,001
Office furniture and equipment	663	563
Leasehold improvements	492	372
Construction in progress	2,421	366
Property and equipment, gross	10,129	6,653
Less: Accumulated depreciation and amortization	(4,324)	(3,372)
Property and equipment, net	$5,805	$3,281
Construction in progress primarily represents the capitalization of internal-use software development costs related to the Company’s cloud-managed software platform.
Depreciation and amortization expense was $0.5 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and was $1.0 million and $0.6 million for the six months ended June 30, 2014 and 2013, respectively.
Accrued Liabilities
Accrued liabilities consists of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Accrued compensation	$7,275	$4,809
Accrued expenses and other liabilities	1,478	2,025
Warranty liability, current portion	187	249
Common stock subject to repurchase	75	478
Total accrued liabilities	$9,015	$7,561
Deferred Revenue
Deferred revenue consists of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Products	$3,861	$5,095
Software subscriptions and service	33,599	25,475
Total deferred revenue	37,460	30,570
Less: current portion of deferred revenue	17,977	15,915
Non-current portion of deferred revenue	$19,483	$14,655
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

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(in thousands)
Beginning balance	$710	$718	$923	$707
Charges to operations	160	183	195	240
Utilization	(136)	(30)	(221)	(76)
Changes in estimates	(40)	—	(203)	—
Total product warranties	$694	$871	$694	$871
Current portion	$187	$239	$187	$239
Non-current portion	$507	$632	$507	$632
Changes in estimates reflect a combination of a reduction in expected warranty claims and a reduction in the related cost to service such claims.

4. DEBT
Financing Agreements
In June 2012, the Company entered into a revolving credit facility with Silicon Valley Bank (the revolving credit facility) for a principal amount of up to $10.0 million, with a sublimit of $3.0 million for borrowings guaranteed by the Export-Import Bank of the United States. The revolving credit facility is collateralized by substantially all of the Company’s property, other than intellectual property. The revolving credit facility bears monthly interest at a floating rate equal to the greater of (i) 4.00% or (ii) prime rate plus 0.75%. In June 2012, the Company drew $10.0 million under this credit facility, which remained outstanding as of June 30, 2014. In April 2014, the Company extended the maturity date of this revolving credit facility to June 29, 2015, when all outstanding amounts must be repaid.
In August 2013, the Company entered into a term loan credit facility with TriplePoint Capital LLC (the term loan credit facility) that allows the Company, subject to certain funding conditions including compliance with certain covenants and the absence of certain events or conditions that could be deemed to have a material adverse effect on our business, to borrow money under term loans in an aggregate principal amount of up to $20.0 million. The Company may request draws under the term loan credit facility through November 2014. The draw period is subject to extension.

The term loan credit facility is collateralized by substantially all of the Company’s property, other than intellectual property. For each draw under the term loan credit facility, the Company may choose one of four options: (1) a 24-month, interest-only loan bearing interest at the greater of the prime rate or 3.25%, plus 6.5%, along with an end of term payment that will vary from 4.5% to 7.25% of the amount borrowed depending on the portion of the credit facility utilized; (2) a 48-month loan that is interest-only for 24 months and fully amortizes in 24 equal payments thereafter, and which bears interest at the greater of the prime rate or 3.25%, plus 7.5%, along with an end of term payment that will vary from 6.75% to 9.25% of the amount borrowed depending on the portion of the credit facility utilized; (3) a 36-month, interest-only loan bearing interest at the greater of the prime rate or 3.25%, plus 8.25%, along with an end of term payment that will vary from 8.5% to 10.25% of the amount borrowed depending on the portion of the credit facility utilized; or (4) a 48-month, interest-only loan bearing interest at the greater of the prime rate or 3.25%, plus 8.75%, along with an end of term payment that will vary from 10% to 12% of the amount borrowed depending on the portion of the credit facility utilized.
In December 2013, the Company borrowed $10.0 million under the term loan credit facility under two separate loans, which remained outstanding as of June 30, 2014. The first loan was for $7.5 million with a term of 48-months with interest only for 24 months and 24 equal payments thereafter to fully amortize the loan, plus an end of term payment of $0.5 million. The second loan was for $2.5 million for a term of 24 months interest only with the principal payable at the end of two years plus an end of term payment of $0.15 million. The stated interest rate for each loan was 10.75% and 9.75%, respectively, and was reduced to 10.25% and 9.25% due to the completion of the IPO in April 2014. The Company may repay these loans in whole at any time but is required to pay the end of term payment, plus an early repayment fee of 1% of the loan balance outstanding if repaid within twelve months. The Company may not re-borrow amounts paid early under the term loan facility.
The Company will use loans drawn under our revolving and term loan credit facilities for working capital and general corporate purposes. Both credit facilities contain customary negative covenants which limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The Company’s revolving credit facility also requires the Company to maintain a liquidity ratio of not less than 1.25 to 1.00. Both credit facilities contain customary affirmative covenants, including requirements to, among other things, deliver audited financial statements. Both credit facilities contain customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, inaccuracy of representation and warranties. The Company’s revolving credit facility includes a default upon the occurrence of a material adverse change to the business. Upon an event of default, the lenders may declare all or a portion of the outstanding obligations payable by the Company to be immediately due and payable and exercise other rights and remedies provided for under the credit facilities. During the existence of an event of default, interest on the obligations under the credit facilities could be increased by 5.0%. The Company was in compliance with all covenants under the agreement as of June 30, 2014.

5. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases its main office facilities in Sunnyvale, California under two lease arrangements. The first lease expires in November 2015 and the second lease expires in September 2016. The Company also leases office facilities in China and the United Kingdom, which expire in September 2016 and May 2017, respectively. Rent expense is recorded on a straight-line basis over the term of the leases. Future minimum lease payments by year under operating leases as of June 30, 2014 are as follows:

Amount
Year ending December 31,	(in thousands)
2014 (remaining six months)	$997
2015	1,900
2016	992
2017	47
Total	$3,936
Rent expense was $0.5 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and was $1.0 million and $0.8 million for the six months ended June 30, 2014 and 2013.
Manufacturing Commitments
The Company subcontracts with manufacturing companies to manufacture its hardware products. The contract manufacturers procure components based on non-cancellable orders placed by the Company. If the Company cancels all or part of an order, the Company is liable to the contract manufacturers for the cost of the related components purchased under such orders.
As of June 30, 2014 and December 31, 2013, the Company had manufacturing commitments with contract manufacturers for inventory totaling approximately $7.4 million and $5.7 million, respectively.
Contingencies
The Company may be subject to legal proceedings and litigation arising in the ordinary course of business. The Company will record a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. The Company expects to periodically evaluate developments in its legal matters that could affect the amount of liability that it has previously accrued, if any, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company’s judgment may be incorrect. The outcome of any proceeding is not determinable in advance. Until the final resolution of any such matters for which the Company may be required to accrue, there may be an exposure to loss in excess of the amount accrued and such excess amount could be significant.
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
Linex Technologies, or Linex, filed on March 19, 2013 a Complaint in the U.S. District Court, Southern District of Florida asserting that some or all of the Company’s products infringe U.S. Patents #6,493,377, or the ‘377 Patent, and #7,167,503, or the ’503 Patent. The Company filed an answer and counterclaims for declaratory judgment against Linex asserting that the Company’s products do not infringe the ‘377 and ‘503 Patents, and that the ‘377 and ‘503 Patents are, in any case, invalid and not enforceable. The Company separately filed with the PTO petitions to initiate reexamination of the ‘377 and ‘503 Patents. The claims subject to reexamination have been amended and allowed. This case is currently stayed pending the reexamination.
The Company intends to defend these two lawsuits vigorously.
Macronix Int’l Co., Ltd. and Macronix America, Inc., or Macronix, filed on June 27, 2014, a complaint in the United States International Trade Commission alleging that Spansion Inc. and Spansion LLC, or Spansion, and numerous customers of Spansion (including the Company) infringe four patents.  Macronix is seeking cease-and-desist and exclusion orders as to products containing the allegedly infringing Spansion components.  Spansion is defending the Company in this matter.
Given the early stage of these actions, the Company is not able to predict or estimate any range of reasonably possible loss related to these lawsuits. If these matters have an adverse outcome, they may have an impact on the Company’s financial position, results of operations or cash flows.
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

6. STOCKHOLDERS' EQUITY
Reverse Stock Split
On March 13, 2014, the Company effected a 1-for-2.5 reverse stock split of its common stock and convertible preferred stock, as approved by its Board of Directors, or the Board. All information in this Quarterly Report on Form 10-Q relating to the number of shares, price per share and per share amounts have been adjusted to give effect to the 1-for-2.5 reverse stock split.
Convertible Preferred Stock
Upon the closing of the IPO on April 2, 2014, all of the Company's outstanding 28,227,528 shares of convertible preferred stock converted into an aggregate of 28,832,898 shares of its common stock on a 1:1.1228 basis for Series B convertible preferred stock, and on a 1:1 basis for Series A, Series C, Series D and Series E convertible preferred stock.
Common Stock and Preferred Stock Authorized
On April 2, 2014, the Company filed an amended and restated certificate of incorporation to increase the amount of common stock authorized for issuance to 500,000,000 shares at par value of $0.001 per share, and to increase the amount of preferred stock authorized for issuance to 25,000,000 shares with a $0.001 par value per share.
Common Stock reserved for Future Issuance
As of June 30, 2014 and December 31, 2013, the Company had reserved shares of common stock, on an as-if converted basis, for future issuance as follows:

	June 30,	December 31,
	2014	2013
Common stock reserved for future grants under the Equity Incentive Plan	4,323,252	75,321
Reserved under 2014 Employee Stock Purchase Plan	800,000	—
Options and Restricted Stock Units issued and outstanding	8,155,687	8,198,074
Common stock subject to repurchase	45,000	140,500
Conversion of convertible preferred stock	—	28,466,379
Warrants to purchase convertible preferred stock	—	477,050
Warrants to purchase common stock	107,876	—
Total reserved shares of common stock for future issuance	13,431,815	37,357,324

Common Stock Warrants
Upon the closing of the Company’s IPO, all of the outstanding 103,034 shares of convertible preferred stock warrants automatically converted into an aggregate of 107,876 shares of common stock warrants on a 1:1.1228 basis for Series B convertible preferred stock warrants, and on a 1:1 basis for Series C and Series E convertible preferred stock warrants, as a result of which the related liability was reclassified to additional paid-in capital in stockholders’ equity (deficit).
As of June 30, 2014, 107,876 shares of common stock warrants remained outstanding and exercisable at various exercise prices of $2.768, $4.057 and $11.0315 per share. The common stock warrants expire between March 2015 and October 2019.

7. STOCK-BASED COMPENSATION
Equity Incentive Plan
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
The 2014 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code (ISO), only to employees of the Company or any parent or subsidiary of the Company, and for the grant of nonstatutory stock options (NSO), restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants of the Company, and the employees and consultants of any parent or subsidiary of the Company. As of June 30, 2014, the Company had 4,323,252 total shares of common stock reserved for issuance under the 2014 Plan. The number of shares of common stock reserved for issuance under the 2014 Plan may increase by up to 4,000,000 shares of common stock on the first day of each fiscal year beginning January 1, 2015 through January 1, 2024.
The following table summarizes the total number of shares available for grant under the 2014 Plan as of June 30, 2014:

Shares Available for Grant

Balance, December 31, 2013	75,321
Authorized	4,800,000
Options granted	(594,462)
Options canceled	318,888
Awards granted	(283,495)
Awards canceled	7,000
Balance, June 30, 2014	4,323,252
Stock Options
The following table summarizes the information about outstanding stock option activity:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2013	8,198,074	$5.11	8.54	$48,863
Authorized	—	—
Options granted	594,462	10.32
Options exercised	(594,456)	1.87
Options canceled	(318,888)	6.66
Balance, June 30, 2014	7,879,192	$5.69	8.19	$24,115
Options exercisable, June 30, 2014	2,688,612	$2.64	7.02	$15,023
Options vested and expected to vest, June 30, 2014	7,344,974	$5.52	8.13	$23,472
The weighted average grant date fair value of options granted was $4.99 and $4.46 per share for the three months ended June 30, 2014 and 2013, respectively, and $5.06 and $4.15 per share for the six months ended June 30, 2014 and 2013, respectively. The aggregate grant date fair value of the Company's stock options granted was $0.7 million and $2.8 million for the three months ended June 30, 2014 and 2013, respectively, and $3.0 million and $5.5 million for the six months ended June 30, 2014 and 2013, respectively.
The aggregate intrinsic value of stock options exercised was $0.7 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively, and $5.2 million and $3.9 million for the six months ended June 30, 2014 and 2013, respectively. The intrinsic value represents the excess of the estimated fair values of the Company’s common stock, prior to the IPO, or the closing stock price of the Company’s common stock, following the IPO, underlying these options at the dates of exercise over the exercise prices paid.
Restricted Stock Units
Restricted Stock Units (RSUs) are currently granted to certain employees, directors and consultants, and are subject to a time-based vesting condition, generally is one year, two years or four years. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.
A summary of the Company’s RSU activity and related information for the six months ended June 30, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2013	—	$—
Awards granted	283,495	8.94
Awards canceled	(7,000)	$8.90
Balance, June 30, 2014	276,495	$8.94

The weighted average grant date fair value of RSUs granted was $8.94 per share and the aggregate grant date fair value of RSUs granted was $2.5 million, for the three and six months ended June 30, 2014. No RSUs were granted during the three and six months ended June 30, 2013.
Employee Stock Purchase Plan
On March 26, 2014, the Company's 2014 Employee Stock Purchase Plan (ESPP) became effective. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees of the Company and its designated subsidiaries. As of June 30, 2014, the Company had 800,000 total shares of common stock reserved for issuance under the ESPP. The number of shares of common stock reserved for issuance may increase by up to 800,000 shares of common stock on the first day of each fiscal year beginning January 1, 2015 through January 1, 2034.
The ESPP is implemented by consecutive offering periods of approximately 6 months in duration. The Company may change the duration of offering periods provided that offering periods may not last more than 27 months. Except for the first offering period, offering periods commence on the first trading day on or after June 1 and December 1 each year. The first offering period commenced on March 28, 2014, the first trading day on or after the effective date of the Company’s registration statement for the IPO and is scheduled to end on December 1, 2014.
The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As the current offering period is March 28, 2014 through December 1, 2014, no shares were issued under the ESPP during the three and six months ended June 30, 2014 and 2013.
Determination of Fair Values
The Company measures compensation expense for all stock-based payment awards, including stock options, RSUs and stock purchase rights under the Company's ESPP, based on the estimated fair values on the date of grant. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The fair value of RSU is determined using the fair value of the Company’s common stock on the date of the grant. The fair value of stock purchase rights under the Company's ESPP is calculated based on the closing price of the Company's stock on the date of grant and the value of a call option estimated using the Black-Scholes pricing model. Stock-based compensation is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. The forfeiture rate is based on an analysis of the Company’s actual historical forfeitures.
Weighted average assumptions for the Company's stock options granted in the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options:
Expected term (in years)	6.08	6.25	5.59	6.07
Expected volatility	48.00%	56.78%	49.01%	56.36%
Risk free interest rate	2.00%	1.24%	2.42%	1.12%
Dividend rate	—	—	—	—
Weighted average assumptions used to value employee stock purchase rights under the Black-Scholes model during the three and six months ended June 30, 2014 were as follows:

	Three and Six Months Ended June 30,
	2014	2013
ESPP purchase rights:
Expected term (in years)	0.68	—
Expected volatility	37.00%	—
Risk free interest rate	0.08%	—
Dividend rate	—	—
Stock-based Compensation Expense
The total stock-based compensation the Company recognized for stock-based awards in the consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Cost of revenue	$73	$11	$118	$20
Research and development	502	197	853	347
Sales and marketing	798	331	1,419	618
General and administrative	566	304	1,115	564
Total stock-based compensation	$1,939	$843	$3,505	$1,549
The following table presents stock-based compensation expense by award-type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Stock Options	$1,486	$843	$3,052	$1,549
Restricted Stock Units	94	—	94	—
Employee Stock Purchase Plan	359	—	359	—
Total stock-based compensation	$1,939	$843	$3,505	$1,549
As of June 30, 2014, unrecognized stock-based compensation related to stock options, RSUs and ESPP purchase rights, net of estimated forfeitures, was $17.0 million, $2.1 million and $0.6 million, respectively, and is expected to be recognized over weighted-average periods of 2.85 years, 2.06 years and 0.42 years respectively. The capitalized stock-based compensation expense for the three and six months ended June 30, 2014 was $0.1 million and $0.1 million, respectively. There was no capitalized stock-based compensation expense for the three and six months ended June 30, 2013, respectively.

8. NET LOSS PER SHARE
Basic and diluted net loss per share of common stock allocable to common stockholders is calculated by dividing the net loss allocable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock, since the effects of potentially dilutive securities are antidilutive. Upon completion of the IPO on April 2, 2014, all outstanding convertible preferred stock was converted to common stock and are included in the weighted average number of common shares used to compute net loss per share from the conversion date.
For the period prior to the conversion of convertible preferred stock, the Company calculated the net loss per share in conformity with the two-class method as all series of convertible preferred stock were considered participating securities due to that they were entitled to receive noncumulative dividends prior and in preference to any dividends on shares of common stock. Due to the Company’s net losses during that period, there was no impact on the earnings per share calculation in applying the two-class method since the participating securities have no legal requirement to share in any losses.
The following table presents the computation of basic and diluted net loss per share allocable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except for share and per share data)
Numerator:
Net loss	$(6,268)	$(6,979)	$(15,195)	$(17,297)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	44,751,354	6,745,094	26,295,717	6,552,278
Net income per share:
Basic and diluted	$(0.14)	$(1.03)	$(0.58)	$(2.64)
The following period-end outstanding common stock equivalents were excluded from the computation of diluted net loss per share of common stock allocable to common stockholders for the periods presented because including them would have been antidilutive:

	Three and Six Months Ended June 30,
	2014	2013
Shares of common stock issuable under the Equity Incentive Plan	8,155,687	6,717,729
Common stock subject to repurchase	45,000	172,078
Common stock issuable upon exercise of warrants	107,876	693,398
Employee Stock Purchase Plan	159,821	—
Convertible preferred stock	—	28,216,038
Total	8,468,384	35,799,243

9. INCOME TAXES

The provision for income taxes for the three months ended June 30, 2014 and 2013 was approximately $0.14 million and $0.16 million, respectively, and was approximately $0.16 million and $0.29 million for the six months ended June 30, 2014 and 2013, respectively. The provision for income taxes consisted primarily of state taxes and foreign income taxes.
For the three and six months ended June 30, 2014 and 2013, the provision for income taxes differed from the statutory amount primarily due to maintaining a full valuation allowance against the U.S. net deferred assets, partially offset by foreign and state taxes.
The Company has intercompany services agreements with its subsidiaries located in the United Kingdom and China, which requires payment for services rendered by these subsidiaries at an arm’s-length transaction price. The foreign tax expense represents foreign income tax payable by these subsidiaries on profit generated on intercompany services agreements.
Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on the Company’s history of losses, management has determined it cannot conclude that it is more likely than not that the deferred tax assets will be realized, and accordingly has placed a full valuation allowance on the net deferred tax assets. The Company maintained a full valuation allowance against its deferred tax assets as of June 30, 2014 and December 31, 2013, respectively.

10. SEGMENT INFORMATION
The Company’s chief operating decision maker (CODM) is its Chief Executive Officer. The Company’s CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. Accordingly, the Company determined that it has one reporting segment and operating segment structure.
The following table represents the Company's revenue for the three and six months ended June 30, 2014 and 2013 based on the billing address of the respective VAR or the VAD to which the Company attributed such revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Total Americas	$24,487	$20,426	$41,865	$34,063
Total EMEA	8,996	6,068	17,004	10,445
Total APAC	4,071	1,538	6,917	3,351
Total revenues	$37,554	$28,032	$65,786	$47,859
     Included within Total Americas in the above table is revenue from sales in the U.S. of $23.0 million and $18.8 million during the three months ended June 30, 2014 and 2013, respectively, and of $39.5 million and $31.0 million during the six months ended June 30, 2014 and 2013, respectively. Aside from the U.S., no country comprised 10% or more of the Company's total revenue for the three and six months ended June 30, 2014 and 2013.
Property and equipment, net by location is summarized as follows:

	June 30,	December 31,
	2014	2013
	(in thousands)
United States	$4,400	$2,424
People's Republic of China	1,301	776
United Kingdom	104	81
Total property and equipment, net	$5,805	$3,281

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
Overview
We have designed and developed a leading cloud-managed mobile networking platform that enables enterprises to deploy a mobile-centric network edge. The network edge is the point at which devices access the enterprise network. Managing the network edge is becoming more complex because of the proliferation of mobile devices and the ways in which such devices are used in business. Increasingly, employees and clients are using Wi-Fi-enabled smartphones, tablets, laptops and other mobile devices instead of desktop computers for mission-critical business applications. As the difficulty and complexity of managing the network edge expands, our platform offers cost-efficiency, scalability, reliability, manageability and ease-of-

deployment and use. Additionally, our platform gives end-customers context-based visibility and policy enforcement, providing a high level of intelligence to the network. Our hardware products include intelligent access points, routers and switches. These products are managed by our Cloud Services Platform which delivers cloud-based network management and mobility applications giving end-customers a single, unified and contextual view of the entire network edge.
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
We sell our products and software subscriptions and services to the licensees of our products and software subscriptions and services. We define end-customers as holding or having held licenses to our products and software subscriptions and services. When our end-customers purchase hardware products, they are generally required to purchase a software license for every hardware unit, either as a perpetual license with PCS or as a SaaS license with a one-, three- or five-year term. Both our PCS and SaaS offerings include updates and upgrades of our software applications and our HiveOS operating system that is embedded in our hardware.

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

We have experienced rapid revenue growth in recent periods. During the three months ended June 30, 2014, our revenue increased by $9.5 million or 34% to $37.6 million from $28.0 million for the three months ended June 30, 2013. During the six months ended June 30, 2014, our revenue increased by $17.9 million or 37% to $65.8 million from $47.9 million for the six months ended June 30, 2013. The revenue growth reflects the increasing demand for our products and software subscriptions and service offerings. We experienced growth both in our domestic and international business. We primarily conduct business in three geographic regions: (1) Americas, (2) Europe, the Middle East and Africa ("EMEA"), and (3) Asia Pacific ("APAC"). Revenue generated from Americas, EMEA and APAC was 65%, 24% and 11% during the three months ended June 30, 2014, respectively, and was 64%, 25% and 11% during the six months ended June 30,2014, respectively.

We added over 1,600 new end-customers during the quarter, bringing our total end-customer count to more than 16,000 in over 40 countries as of June 30, 2014. Our end-customers represent a broad range of industry verticals, including K-12 and higher education, healthcare, retail and distributed enterprises.
We outsource the manufacturing of all of our products to contract manufacturers. We currently outsource the warehousing and delivery of our products to a third-party logistics provider for worldwide fulfillment. We perform quality assurance and testing at our third-party logistics provider facilities in Fremont, California.
We intend to continue to invest in the development of our innovative technologies and new product offerings to the marketplace, acquire new end-customers in new and existing geographies, and increase penetration within our existing end-customer base. We expect to continue growing our organization to meet the needs of our customers and to pursue opportunities in new and existing markets. We increased the number of our employees from 488 employees as of June 30, 2013 to 519 as of December 31, 2013 and to 557 as of June 30, 2014. Due to our continuing investments to grow our business, including internationally, in advance of and in preparation for, our expected increase in sales and expansion of our customer base, we are continuing to incur expenses in the near term from which we may not realize any long-term benefit. As a result, we have never achieved profitability and we do not expect to be profitable for the foreseeable future. However, we believe that over the long term, we will be able to leverage these investments in the form of a higher revenue growth rate compared to the growth rate of our operating expenses.

Opportunities and Challenges
We believe that the growth of our business and our future success depend upon many factors, including our ability to continue to develop innovative technologies and provide new product offerings to the marketplace; acquire new end-customers, both in the geographies in which we currently operate as well as in new geographies; and increase penetration within our existing end-customer base.
We operate in the highly competitive wired and wireless network access products market. This market continues to evolve and is characterized by rapid technological innovation. We will need to continue to innovate in order to continue to achieve market adoption of our products and services. We also extended our product offering to include a family of Ethernet switches to complement our wireless offering and allow us to deliver a unified wired and wireless network edge. During the quarter ended June, 30, 2014, we continued the expansion of our product portfolio with three new solutions targeted toward physical retailers, including Payment Card Industry (PCI) 3.0 compliance, Aerohive Social Login and integrated LTE Branch on Demand solutions.
In addition, our market is currently in the midst of an evolution in related wireless technology standards and protocols. For example, wireless standards for our market currently are transitioning from 802.11n to the new 802.11ac standard, which uses new radio hardware to deliver substantially higher wireless performance. As these standards were being developed and finalized, we performed hardware and software development, both internally and with our original design manufacturers, or ODMs, to incorporate these standards into our product offerings. We also continue to develop new functionality in our product offerings to take advantage of the changes that these industry standards incorporated. For example, in April 2014, we announced the AP230, an 802.11ac Gigabit Wi-Fi access point and for the quarter ended June 30, 2014, we witnessed rapid adoption of this product (based on the increasing percentage of our product sold during the quarter). When we introduce such new product offerings, we must effectively manage the timing of such releases to minimize the disruption to our existing product offerings and revenue streams and manage the orderly transition of our end-customers to these new products and services to reduce the amount of inventory for products that may become obsolete or slow moving due to our new product introductions and to limit the disruption to our end-customers’ ordering practices and the pricing environment for our legacy products and services. We will need to continue to react and respond to these changes through innovation in order for our business to succeed, and we will incur related research and development expenses as we do that.
We intend to target new end-customers within the industry verticals and geographies in which we currently operate, as well as through expansion into new verticals and geographies. For example, we previously announced new channel partnerships in both China and Japan to further our penetration in the APAC region. Additionally, we have partnered with software application providers to tailor our product offerings for specific verticals such as retail, and we intend to continue to pursue such opportunities in other applicable industry verticals. In addition, our ability to successfully expand our end-customer base in new industry verticals and geographies of new end-customers is critical to creating a larger and more diverse end-customer base to which we can offer our current and future products and services. In our quarter ended June 30, 2014 we saw progress in the retail vertical with wins and deployments, including a Mexican restaurant chain with over 1600 U.S locations, one of the China’s most popular chains of Ramen restaurants, a U.S based retailer specializing in imported home furnishings and decor, and a $10B European grocery/retail group. Beyond the retail vertical, we also saw wins in larger enterprise accounts with wins at a top 10 U.S. bank, one of the world's largest logistics companies, and a global auto manufacturer.
Our sales efforts take several quarters, and involve educating our potential end-customers about the applications and benefits of our products, including the technical capabilities of our products. Sales to the education vertical are an important sales channel for us and can involve an extended sales cycle. In addition, sales to our enterprise customers may involve an extended sales cycle and often initial purchases are small. We attempt to manage these sales cycles through continued diversification of our end-customer base by industry vertical and related purchasing seasonality, deployment maturity and visibility, and the ratio of business from new and existing end-customers. Given the buying cycle for K-12 schools in our education vertical, the second quarter is usually the strongest for our education vertical, which historically has driven our strong sequential growth in the second quarter. We continued to see this in our second quarter ended June 30, 2014.
After the initial sale to a new end-customer, we focus on expanding our relationship with the end-customer. In order for us to continue to grow our total revenue, our end-customers must make additional purchases of our products and services. Additional sales to our existing end-customer base can take the form of incremental sales of products and services, either to complete deployments already started or to deploy additional products into other areas of their business. Our opportunity to expand our end-customer relationships through such follow-on sales will increase as we add new end-customers, broaden our product portfolio and enhance product performance and functionality. Follow-on sales lead to increased revenue over the lifecycle of an end-customer relationship and can significantly increase our return on our sales and marketing investments.
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
Our business has historically experienced seasonality. As a result, our total revenue typically fluctuates from quarter to quarter, which often affects the comparability of our results between periods. Our total revenue has historically increased significantly in the second quarter compared to the first quarter, primarily due to the impact of increased seasonal demand by end-customers in the education vertical, which seasonal demand has historically carried over to our third quarter. Demand in the education vertical tends to be weakest in the fourth quarter. We also historically have seen an increase in end-of-year purchases by enterprise customers in our fourth quarter, which we believe is mainly due to a desire to complete purchases within their calendar-year budget cycle. While we believe that these seasonal trends have affected and will continue to affect our quarterly results, our rapid growth has largely masked these seasonal trends to date. We believe that our business may become more seasonal in the future. Historical patterns in our business may not be a reliable indicator of our future sales activity or performance.

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
Gross Profit
Our gross profit has been and will continue to be affected by a variety of factors, including product shipment volumes, average sales prices of our products, discounts offered to our VAR and VAD partners, the mix of revenue between products and software subscriptions and service, and the mix of hardware products sold, because our hardware products have varying gross margins depending on the product offering and the lifecycle of the product. Historically, our software subscriptions and service gross margin has been lower than our product gross margin; however, we expect our software subscriptions and service gross margin to increase over the long term because we expect our software subscriptions and service revenue to increase more quickly than our cost of software subscriptions and service revenue. We expect our gross margin to increase modestly over the long term, but it may decrease over time in the event we experience additional competitive pricing pressure. We also expect that our gross margin will fluctuate from period to period depending on the factors described above.
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
  General and Administrative.    Our general and administrative expenses consist primarily of personnel costs, including bonuses, stock-based compensation and travel expenses for our executive, finance, human resources, legal and operations employees, as well as compensation for our Board. General and administrative expenses also include fees for outside consulting, legal, audit and accounting service and insurance, as well as depreciation and certain allocated facilities and information technology infrastructure costs. We expect our general and administrative expenses to continue to increase in absolute dollars following the completion of the IPO due to the additional legal, accounting, insurance, investor relations and other costs that we will incur as a public company, as well as other costs associated with growing our business. However, we expect our general and administrative expenses to decrease modestly as a percentage of our total revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Interest Expense
Our interest expense consists primarily of interest on our indebtedness. See Note 4 of our condensed consolidated financial statements included elsewhere in this Form 10-Q for more information about our debt.
Other Income (Expense), Net
Prior to our IPO, other income (expense), net consisted primarily of the impact of fair value adjustments for our convertible preferred stock warrants. Upon completion of the IPO in April 2014, all convertible preferred stock warrants converted to common stock warrants and no longer require fair value remeasurement at each balance sheet date. Other income (expense), net also consists of gains and losses from foreign currency exchange transactions.
Provision for Income Taxes
Our provision for income taxes consists primarily of foreign tax expense due to our cost-plus agreements with our foreign entities, which guarantee foreign entities a profit, and to a lesser extent federal and state income tax expense. As of June 30, 2014 and December 31, 2013, respectively, we maintained a full valuation allowance against our domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits. We expect our provision for income taxes to increase in absolute dollars in future periods.

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Product	$33,721	$25,883	$58,582	$43,920
Software subscriptions and service	3,833	2,149	7,204	3,939
Total revenue	37,554	28,032	65,786	47,859
Cost of revenue:
Product	10,560	8,059	18,442	14,214
Software subscriptions and service	1,639	1,010	3,005	1,845
Total cost of revenue	12,199	9,069	21,447	16,059
Gross profit	25,355	18,963	44,339	31,800
Operating expenses:
Research and development	6,833	6,674	12,971	12,431
Sales and marketing	19,011	14,604	35,580	27,504
General and administrative	5,135	3,926	9,972	7,815
Operating loss	(5,624)	(6,241)	(14,184)	(15,950)
Interest income	8	3	9	7
Interest expense	(459)	(101)	(924)	(201)
Other income (expense), net	(58)	(485)	59	(868)
Loss before income taxes	(6,133)	(6,824)	(15,040)	(17,012)
Income tax provision	(135)	(155)	(155)	(285)
Net loss and comprehensive loss	$(6,268)	$(6,979)	$(15,195)	$(17,297)

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Product	90%	92%	89%	92%
Software subscriptions and service	10	8	11	8
Total revenue	100	100	100	100
Cost of revenue:
Product	28	29	28	30
Software subscriptions and service	4	3	5	4
Total cost of revenue	32	32	33	34
Gross profit	68	68	67	66
Operating expenses:
Research and development	18	24	20	26
Sales and marketing	51	52	54	57
General and administrative	14	14	15	16
Operating loss	(15)	(22)	(22)	(33)
Interest income	—	—	—	—
Interest expense	(1)	—	(1)	—
Other income (expense), net	—	(2)	—	(2)
Loss before income taxes	(16)	(24)	(23)	(35)
Income tax provision	—	(1)	—	(1)
Net loss and comprehensive loss	(17)%	(25)%	(23)%	(36)%

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenues:
Product	$33,721	$25,883	$7,838	30%	$58,582	$43,920	$14,662	33%
Software subscriptions and service	3,833	2,149	1,684	78%	7,204	3,939	3,265	83%
Total revenue	$37,554	$28,032	$9,522	34%	$65,786	$47,859	$17,927	37%

Percentage of revenues:
Product	90%	92%			89%	92%
Software subscriptions and service	10%	8%			11%	8%
Total	100%	100%			100%	100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue by geographic region:
Americas	$24,487	$20,426	$4,061	20%	$41,865	$34,063	$7,802	23%
EMEA	8,996	6,068	2,928	48%	17,004	10,445	6,559	63%
APAC	4,071	1,538	2,533	165%	6,917	3,351	3,566	106%
Total revenue	$37,554	$28,032	$9,522	34%	$65,786	$47,859	$17,927	37%

Percentage of revenue by geographic region:
Americas	65%	73%			64%	71%
EMEA	24%	22%			25%	22%
APAC	11%	5%			11%	7%
Total	100%	100%			100%	100%

Total revenue increased $9.5 million, or 34%, during the three months ended June 30, 2014 compared to the comparable period in 2013, and increased $17.9 million, or 37%, during the six months ended June 30, 2014, compared to the comparable period in 2013, due to the increasing demand for our products and software subscriptions and service offerings.
The increase in product revenue was primarily the result of an aggregate increase in product unit shipments largely driven by sales of our intelligent access points and our unified network management system, HiveManager.
The increase in our software subscriptions and service revenue of $1.7 million and $3.3 million during the three and six months ended June 30, 2014, respectively, compared to the comparable period in 2013, was primarily driven by the increase in sales of PCS and SaaS in connection with increased sales of products and an increase in the number of our end-customers, and recognition of deferred revenue.
The Americas and EMEA accounted for the majority of the increase in our total revenue from period to period. Our total number of end-customers increased from over 10,000 as of June 30, 2013 to more than 16,000 as of June 30, 2014.

Cost of Revenues, Gross Profit and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of revenues:
Product	$10,560	$8,059	$2,501	31%	$18,442	$14,214	$4,228	30%
Software subscriptions and service	1,639	1,010	629	62%	3,005	1,845	1,160	63%
Total cost of revenues	$12,199	$9,069	$3,130	35%	$21,447	$16,059	$5,388	34%

Gross margin:
Product	68.7%	68.9%			68.5%	67.6%
Software subscriptions and service	57.2%	53.0%			58.3%	53.2%
Total gross margin	67.5%	67.6%			67.4%	66.4%
We primarily attribute the increase in our cost of product revenue to an increase in sales of our products. We primarily relate the increase in our cost of software subscriptions and service revenue to an increase in service and support personnel headcount in the three and six months ended June 30, 2014 as compared to the same periods in 2013, and an increase in datacenter costs. Our service and support personnel headcount increased from 20 as of June 30, 2013 to 26 as of June 30, 2014.
Our gross margin was 67.5% and 67.6% for the three months ended June 30, 2014 and 2013, respectively, and 67.4% and 66.4% for the six months ended June 30, 2014 and 2013, respectively.
Our product gross margin remained relatively unchanged for the three months ended June 30, 2014 as compared to the same period in 2013, as our margin profile based on product mix during the respective periods remained similar, even with the recent introduction of our new AP230 802.11ac Gigabit Wi-Fi access point.
Our product gross margin increased for the six months ended June 30, 2014 as compared to the same period in 2013, due to improvement in the six months ended June 30, 2014 in our margin profile based on product mix and due to continued efficiencies in our product costs due to product design and supply chain management.
Our software subscriptions and service gross margin increased from 53.0% to 57.2% for the three months ended June 30, 2014 as compared to the same period in 2013, and increased from 53.2% to 58.3% for the six months ended June 30, 2014 as compared to the same period in 2013. Such increases were primarily due to higher growth in our software subscriptions and service revenue than our related cost of delivering these software subscriptions and services.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$6,833	$6,674	$159	2%	$12,971	$12,431	$540	4%
% of revenue	18%	24%			20%	26%

Research and development expenses increased in the three and six months ended June 30, 2014 as compared to the same period in 2013, primarily due to the increase in personnel and related allocated costs of facilities and information technology infrastructure were partially offset by the capitalized development costs for our SaaS offerings under development.

For the three and six months ended June 30, 2014 as compared to the same period in 2013, personnel and related costs increased $1.4 million and $2.6 million, including bonuses and stock-based compensation expense of $0.5 million and $0.8 million, respectively, as we increased our research and development headcount to support continued investment in our future product and service offerings. The increase in personnel and related costs was partially offset by $1.1 million and $2.0 million, respectively, of personnel and related costs, including bonuses and stock-based compensation capitalized for development of our SaaS offerings. The remaining increase was mainly due to higher costs related to prototype-related expenses and consulting services and certain allocated facilities and information technology infrastructure costs. Our research and development headcount increased from 210 as of June 30, 2013 to 213 as of June 30, 2014. We expect our research and development costs to continue to increase in absolute dollars, as we continue to invest in developing new products and new versions of our existing products.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$19,011	$14,604	$4,407	30%	$35,580	$27,504	$8,076	29%
% of revenue	51%	52%			54%	57%

Sales and marketing expenses increased for the three and six months ended June 30, 2014, as compared to the same period in 2013, primarily due to increases in personnel and related costs of $2.9 million and $5.3 million, respectively, including increased headcount, bonus expenses and higher commissions of $1.1 million and $1.7 million, respectively. Our sales and marketing expenses also increased due to higher marketing program expenses of $0.9 million and $1.5 million, respectively, and increase in our other sales and marketing related activities. Our sales and marketing headcount increased from 199 as of June 30, 2013 to 230 as of June 30, 2014. We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to add sales personnel and continue marketing programs.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
General and administrative	$5,135	$3,926	$1,209	31%	$9,972	$7,815	$2,157	28%
% of revenue	14%	14%			15%	16%
General and administrative expenses increased for the three and six months ended June 30, 2014, as compared to the same period in 2013, primarily due to increases in personnel and related costs of $0.9 million and $1.7 million, including bonuses and higher stock-based compensation, respectively. Our general and administrative headcount increased from 54 as of June 30, 2013 to 77 as of June 30, 2014. We expect that general and administrative expenses will continue to increase in absolute dollars due primarily to costs associated with being a public company and to support the growth in our business.
Interest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest expense	$(459)	$(101)	$(358)	354%	$(924)	$(201)	$(723)	360%
Interest expense consists of interests from our loan credit facilities. We primarily attribute the increase in our interest expense to the $10.0 million we borrowed from TriplePoint Capital LLC in December 2013 under our term loan credit facility.
Other Income (Expense), Net

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$(58)	$(485)	$427	(88)%	$59	$(868)	$927	(107)%
Our other income (expense), net, consists of fair value remeasurement of our convertible preferred stock warrants. Upon completion of the IPO in April 2014, all convertible preferred stock warrants became exercisable for shares of common stock and are no longer subject to fair value remeasurement, resulting in decrease of other expense.

Liquidity and Capital Resources
Capital Resources
As of June 30, 2014, we had cash and cash equivalents of $103.9 million, $102.9 million of which was held within the United States.
Prior to the second quarter of fiscal 2014, we funded our operations primarily through cash provided by financing activities, including private sales of equity securities and funds raised through debt financing. In April 2014, we completed our IPO which resulted in net proceeds of $80.2 million, after deducting underwriters' discounts and commissions. We plan to continue to invest for long-term growth. This investment in long-term growth will continue to increase in absolute dollars. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced product and service offerings, the costs to ensure access to adequate manufacturing capacity, and the level of market acceptance of our products.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(6,346)	$(11,837)
Net cash used in investing activities	(3,147)	(963)
Net cash provided by financing activities	78,383	11,240
Net increase (decrease) in cash and cash equivalents	$68,890	$(1,560)
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
In the six months ended June 30, 2014, operating activities used $6.3 million of cash as a result of our net loss of $15.2 million, partially offset by non-cash charges of $4.5 million and a net change of $4.3 million in our net operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $3.5 million and depreciation and amortization expense of $1.0 million. The net change in our net operating assets and liabilities was primarily due to a $6.9 million increase in deferred revenue as a result of an increase in sales of PCS and SaaS, an increase of $7.6 million in accounts payable, partially offset by an increase of $6.1 million in accounts receivable and an increase in cash used for inventory purchases of 5.2 million. Our days sales outstanding, or DSO, which we define as the number of days it takes us to collect revenue after a sale has been made, based on a 90-day average, was 53 days as of June 30, 2014.
In the six months ended June 30, 2013, operating activities used $11.8 million of cash as a result of our net loss of $17.3 million, partially offset by non-cash charges of $3.0 million, and a net change of $2.4 million in our net operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $1.5 million, depreciation and amortization expense of $0.7 million, and remeasurement of the fair value of our convertible preferred stock warrants of $0.8 million. The net change in our net operating assets and liabilities was primarily due to a $7.2 million increase in deferred revenue as a result of an increase in sales of PCS and SaaS, partially offset by an increase of $6.6 million in accounts receivable. Our DSO was 56 days as of June 30, 2013.
Investing Activities
Our investing activities have primarily consisted of purchases of property and equipment. In fiscal 2014, our investing activities also consisted of capitalized development costs of our SaaS offerings.

In the six months ended June 30, 2014, cash used in investing activities was $3.1 million, primarily attributable to capitalization of internal software development costs of $2.0 million, and purchase of property and equipment of $1.1 million, relating primarily to manufacturing, research and development lab equipment and purchased software.
In the six months ended June 30, 2013, cash used in investing activities was $1.0 million and was attributable to purchase of property and equipment, relating primarily to computer and other infrastructure equipment, testing and imaging equipment, and research and development lab equipment.
Financing Activities
Our financing activities have primarily consisted of the private placements of convertible preferred stock, issuance of debt and proceeds from exercises of stock options, as well as proceeds from the sale of common stock in our IPO in April, 2014.
In the six months ended June 30, 2014, financing activities provided $78.4 million of cash, primarily as a result of net proceeds of $80.2 million from our IPO in April 2014 (net of the underwriters' discounts and commissions), $0.9 million increase in net proceeds from exercises of convertible preferred stock warrants and $1.1 million in proceeds from exercises of stock options, partially offset by $3.9 million payment of offering costs related to our IPO.
In the six months ended June 30, 2013, financing activities provided $11.2 million of cash, primarily as a result of net proceeds of $10.0 million from sale of our convertible preferred stock.
Debt Obligations
In June 2012, we entered into a revolving credit facility with Silicon Valley Bank for an aggregate principal amount of up to $10.0 million, with a sublimit of $3.0 million for borrowings guaranteed by the Export-Import Bank of the United States. Our revolving credit facility is collateralized by substantially all of our property, other than our intellectual property. Our revolving credit facility bears monthly interest at a floating rate equal to the greater of (1) 4.00% or (2) prime rate plus 0.75%. The revolving loans may be borrowed, repaid and reborrowed until June 29, 2015, when all outstanding amounts must be repaid. As of June 30, 2014, we have drawn $10.0 million under our revolving credit facility.
In August 2013, we entered into a term loan credit facility with TriplePoint Capital that allows us, subject to certain funding conditions, including compliance with certain covenants and the absence of certain events or conditions that could be deemed to have a material adverse effect on our business, to borrow term loans in an aggregate principal amount of up to $20.0 million. We may request draws under the term loan credit facility through November 2015. The draw period is subject to extension.
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
In December 2013, we drew $10.0 million under this term loan credit facility, which remained outstanding as of June 30, 2014. In April 2014, the stated rate of interest was reduced by one-half percent (0.5%) due to the effectiveness of our IPO on March 28, 2014. We may prepay these loans in whole at any time but are required to pay the end of term payment, plus an early repayment fee of 1% of the loan balance outstanding if repaid within twelve months. We may not re-borrow amounts we repay under this term loan credit facility.
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
We were in compliance with all covenants under our revolving credit facility and term loan credit facility as of June 30, 2014.
Off-Balance Sheet Arrangements
Through June 30, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and our outstanding debt obligations. We had cash and cash equivalents of $103.9 million and $35.0 million as of June 30, 2014 and December 31, 2013, respectively. These amounts were held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments.
We have long-term debt of $20.0 million as of June 30, 2014, consisting of our $10.0 million in borrowings under our revolving line of credit and $10.0 million under our term loan credit facility. The revolving line of credit bears interest at a variable rate. As of June 30, 2014, the interest rate under our revolving line of credit was 4% per annum. A hypothetical 10% change in our interest rate would have an insignificant impact on our consolidated financial statements.
In December 2013, we borrowed $10.0 million under our term loan credit facility under two separate loans. The first long-term loan was for $7.5 million and the second long-term loan was for $2.5 million. As of June 30, 2014, the stated rates of interest were 10.25% and 9.25%, respectively. A hypothetical 10% change in our interest rates would have an insignificant impact on our consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business
We have a history of losses and we may not achieve profitability in the future.
We have a history of losses and we have never achieved profitability on a quarterly or annual basis. We anticipate that we will continue to incur net losses for at least the foreseeable future. We experienced net losses of $24.7 million, $33.2 million and $15.2 million for fiscal year 2012, 2013 and the six months ended June 30, 2014, respectively. As of June 30, 2014, our accumulated deficit was $135.5 million. We expect to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel, including personnel relating to sales and marketing, technology development and support. If we fail to increase our revenue and manage our cost structure, we may not achieve or sustain profitability in the future. As a result, our business and prospects would be harmed.
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
Our operating results may fluctuate significantly from quarter to quarter and year to year, which makes our future operating results difficult to predict and could cause our operating results in any particular period or over an extended period to fall below expectations of investors or analysts.
Our quarterly and annual operating results have fluctuated significantly in the past and may continue to fluctuate significantly in the future. In particular, the timing and size of sales of our products and services are highly variable and difficult to predict and can result in significant fluctuations in our revenue from period to period. Other participants in our industry have also experienced these fluctuations. As a result, our future results in any particular period or over any extended period may be difficult for us, our investors and analysts to predict.
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

•	the complexity, length and associated unpredictability of our sales cycles for our products and services;

•	changes in end-customers’ budgets for technology purchases and delays in their purchasing decisions and cycles;

•	technical challenges in end-customer networks, unrelated to our products, which could delay adoption and installation of our products and purchases of our services;

•	changing market conditions;

•	changes in the competitive dynamics of our target markets, including new entrants, further consolidation and pricing trends;

•	variation in sales channels, product costs, prices or the mix of products we sell;

•	our contract manufacturers’ and component suppliers’ ability to meet our product demand forecasts on time, at acceptable prices, or at all;

•	our channel partners’ ability to effectively distribute our products;

•	the timing of our product releases or upgrades by us or by our competitors;

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

•	our ability to control costs, including our operating expenses and the costs of the components we purchase while also continuing to invest in sales, marketing, engineering and other activities;

•	any decision we might make to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	growth in our headcount, including hiring related to our status as a public company, and hiring to support any future growth in our business;

•	volatility in our stock price, which may lead to higher stock compensation expenses;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

•	our ability to achieve as of any particular period or over time a level of financial performance consistent with the expectations of our investors and industry analysts; and

•	general economic or political conditions in our domestic and international markets.

The effects of these factors individually or in combination could result in unpredictability in our quarterly and annual operating results and our ability to forecast those results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of our investors or financial analysts for any period. If the rate of growth of our revenue or operating results fall below the expectations of our investors or financial analysts, or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated revenue or earnings forecasts.
The seasonality of our business creates significant variance in our quarterly revenue, which makes it difficult to compare or forecast our financial results on a quarter-by-quarter basis.
Our revenue fluctuates on a seasonal basis, which affects the comparability of our results between periods. For example, our total revenue has historically increased significantly in the second quarter compared to the first quarter, primarily due to the impact of increased seasonal demand by end-customers in the education vertical, which has historically carried over into our third quarter. We also historically have seen a sequential increase in our fourth quarter total revenue due to end of year spending by enterprise customers. Our total revenue has historically decreased from our fourth quarter to the first quarter of our next fiscal year, also due to seasonal buying patterns and budget cycles within both our education vertical and general enterprise end-customers. Demand in the education vertical tends to be weakest in the fourth quarter. We also historically have seen a sequential increase in end-of-year purchases by enterprise customers in our fourth quarter, which we believe is mainly due to an expectation to complete purchases within their calendar year budget cycle. These seasonal variations are difficult to predict accurately and at times may be entirely unpredictable, which introduce additional risk into our business as we rely upon forecasts of end-customer demand to build inventory in advance of anticipated sales and to provide our own publicly stated revenue and earnings forecasts. In addition, we believe our past growth has, in part, made our seasonal patterns more difficult to discern, making it more difficult to predict future seasonal patterns. Moreover, part of our strategy is to increase our sales in non-education verticals, and if our sales mix changes the seasonal nature of our revenue may change in an unpredictable way, which could increase the volatility of both our financial results and stock price.
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
A significant portion of our revenue is concentrated in the education and, to a lesser extent, the healthcare industry verticals. The majority of our sales in education is concentrated in both public and private K-12 institutions. These industry verticals are characterized by long sales cycles, and often require additional sales efforts. In addition, these industry verticals typically operate on limited budgets, and depend on annual budget approvals, which add additional uncertainty to the sales cycle. For example, the U.S. federal government has announced a program whereby it would provide supplemental funding to local school districts in conjunction with its ConnectEd initiative to assist districts to upgrade their technical infrastructure, including Wi-Fi infrastructure. The incremental federal funding is potentially significant and would be available over a two-year period, beginning later in 2015. However, this program, its eligibility criteria, the timing and specific amount of federal funding actually available and which Wi-Fi infrastructure and product sectors will benefit, are uncertain and still subject to final federal program approval and funding appropriation. Corresponding program approval and funding appropriation by respective states and local districts is also uncertain, and even upon such approval and appropriation local districts must still then submit and have approved applications consistent with the final timing and eligibility requirements of the federal program. This is a specific example of the many factors which add additional uncertainty to our future revenue from our education end-customers.
Our sales cycles often require significant time, effort and investment and are subject to risks beyond our control.
Our sales efforts can take several quarters, and involve educating our potential customers about the applications and benefits of our products, including the technical capabilities of our products. Sales to the education vertical are an important sales channel for us, and can involve an extended sales cycle. In addition, sales to our enterprise customers may involve an extended sales cycle, and often initial purchases are small. Purchases of our products are also frequently subject to our end-customers’ budget constraints, multiple approvals, unplanned administrative processing and other risks and delays. Moreover, the evolving nature of the market may lead prospective end-customers to postpone their purchasing decisions pending resolution of wireless networking or other standards, or wait for adoption of technology developed by others. In addition, we pay our sales staff commissions upon receiving orders; however, we typically recognize revenue on products only after the products are shipped to end-customers, or until certain other terms of sales are satisfied. As a result, the cost of obtaining sales, including paying sales commissions, may occur in a fiscal period prior to the fiscal period in which we may recognize revenue from a sale, which may cause additional fluctuations in our operating results from quarter to quarter.
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
Developing our products is challenging and involves substantial commitment of resources and significant development risk. Each phase in our product development presents serious risks of failure, rework or delay, any one of which could impact the timing and cost-effective development of products, and each of which could affect our ability to take advantage of a business opportunity or could jeopardize end-customer acceptance of the product. We have experienced in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. In addition, the introduction of new or enhanced products requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices, and ensure that new products can be timely delivered to meet our end-customers’ demand and to limit inventory obsolescence. For example, if we do not carefully manage the timing of our new products or product feature releases, we could interfere with our end-customers’ continued purchases of our legacy product offerings and disrupt the pricing environment for our new and legacy products, which could drive down our revenues and operating margins. As a result, we may not be successful in modifying our current products or introducing new products in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results and prospects would be materially harmed. In addition, a substantial portion of our research and development efforts is located in Hangzhou, China, subjecting us to risks associated with international development efforts, including increased difficulty overseeing such operations, local, national and international instability, differing labor laws and our ability to protect and prevent competitive misuse of product development efforts, including intellectual property critical to our business.
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
Currently, we focus a significant portion of our business on the education, retail and healthcare verticals. Part of our strategy is to target new industry verticals and geographies, which may depend on developing new products targeted to such sectors. In addition, we also plan to continue to expand to additional countries beyond those in which we currently operate. We also intend to develop new channel relationships to reach additional end-customers to further diversify our revenue base.

Targeting new industry verticals and geographies and developing customized products and partnerships targeted to these industry verticals and geographies may be expensive, and increase our research and development costs, as well as our sales and marketing expenditures. We do not know if we will be successful in any of these efforts, or whether the level of success we achieve will justify the additional spending required. Our operating margin would be harmed if our strategy is unsuccessful, which could adversely affect the value of our common stock.
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
We outsource the manufacturing of our products to third-party original design manufacturers located in China and Taiwan. Finished products are then shipped to a warehousing and delivery logistics center in California, where we perform quality inspection, conduct reliability testing and manage our inventory. We operate this logistics center for all end-customer shipments, whether destined to locations in North, South and Central America, or the Americas, Europe, the Middle East and Africa, or EMEA, or Asia Pacific and Japan, or APAC.
Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply and timing. Any manufacturing or shipping disruption by these third parties could severely impair our ability to fulfill orders. For example, in October 2012, we were not able to fulfill orders for one of our main hardware access point product offerings due to an unforeseen change in a component version supplied to one of our third-party manufacturers. We believe that the lack of availability of this product impacted our sales cycle by stalling potential end-customer evaluations and distracting sales personnel. If we are unable to manage our relationships with these third parties effectively, or if these third parties suffer delays or disruptions for any reason, experience increased manufacturing lead-times, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our end-customers would be severely impaired and our reputation and our relationship with our VADs and end-customers would be seriously harmed. Additionally, labor unrest or disruption to trade or the expected movement of our product could delay delivery of our products by third parties, or by us to our channel partners and end customers, which could significantly delay revenue or increase our costs significantly and in ways we cannot currently anticipate. Any natural disaster, political instability, labor disruption or foreign relationship crisis could also disrupt these relationships or delay delivery of our products.
We do not have long-term agreements with certain of our original design manufacturers. These manufacturers typically fulfill our supply requirements on the basis of individual orders. We also do not have long-term contracts with our third-party manufacturers that guarantee capacity, the continuation of particular pricing terms or the extension of credit limits. Accordingly, our third-party manufacturers are not obligated to continue to fulfill our supply requirements, which could result on short notice to us of supply shortages and increases in the prices we are charged for manufacturing services. In addition, as a result of global financial market conditions, natural disasters, labor disruption or other causes, it is possible that any of our manufacturers could experience interruptions in production, cease operations or alter our current arrangements. If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes, we will be required to identify one or more acceptable alternative manufacturers.
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
Because there are no other sources currently identified and qualified for certain of our components, if we lost any of these suppliers or licenses, we could be required to transition to a new supplier or licensor, which could increase our costs, result in delays in the manufacturing and delivery and increase in the cost of our products or cause us to carry excess or obsolete inventory. Additionally, poor quality in any of the sole-sourced components in our products could result in lost sales or lost sales opportunities. If the quality of the components does not meet our or our end-customers’ requirements, if we are unable to obtain components from our existing suppliers on commercially reasonable terms, or if any of our sole-source component suppliers ceases to remain in business or to continue to manufacture such components, we could be required to redesign our products in order to incorporate components or technologies from alternative sources. The resulting stoppage or delay in selling our products and the expense of redesigning our products could result in lost sales opportunities and damage to customer relationships, which would adversely affect our reputation, business and operating results.
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
As of June 30, 2014, we had 690 channel partners under contract with which we have direct relationships, through which we make virtually all of our sales. These channel partners consist of VADs, and value-added resellers, or VARs. We believe that establishing and maintaining successful relationships with these channel partners is, and will continue to be, important to our financial success. Recruiting and retaining qualified channel partners and training them in our technology and product offerings require significant time and resources. To develop and expand our channel, we must continue to scale and improve our processes and procedures that support our channel partners, including investment in systems and training.
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
Our products are subject to U.S. export controls, specifically the Export Administration Regulations, and economic sanctions enforced by the Office of Foreign Assets Control. We incorporate standard encryption algorithms into our products, which, along with the underlying technology, may be exported outside of the U.S. only with the required export authorizations, including by license, license exception or other appropriate government authorizations. Each of these authorizations may require the filing of an encryption registration and classification request. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions. We take precautions to prevent our products and services from being exported in violation of these laws. However, in certain instances, we have shipped encryption products prior to obtaining the required export authorizations and/or submitting the required requests, including a classification request and request for an encryption registration number. As a result, we previously filed a Voluntary Self Disclosure with the U.S. Department of Commerce’s Bureau of Industry and Security concerning these violations. A repeat of these past instances could result in monetary penalties or other penalties assessed against us. Additionally, even though we take precautions to ensure that our channel partners comply with all relevant regulations, any failure by our channel partners to comply with such regulations could have negative consequences for us, including reputational harm, government investigations and penalties. See “Business-Legal Proceedings-Export Compliance.”
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
U.S. export control laws and economic sanctions programs also prohibit the shipment of certain products and services to countries, governments and persons that are subject to U.S. economic embargoes and trade sanctions. If we or our channel partners ship products to those targets or third-parties provide our products to these targets, we could be subject to government investigations, penalties and reputational harm. Furthermore, any new embargo or sanctions program, or any change in the countries, governments, persons or activities targeted by such programs, could result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential end-customers, which could adversely affect our business and our financial condition.
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
Additionally, defects and errors may cause our products to be vulnerable to security attacks. Because the techniques used by computer hackers to access or sabotage networks are becoming increasingly sophisticated, change frequently and generally are not recognized until after they have been launched against a target, our products and third-party security products may be unable to anticipate these techniques or provide a solution in time to protect our end-customers’ networks. In addition, defects or errors in the mechanism by which we provide software updates for our products could result in an inability to update end-customers’ hardware products and thereby leave our end-customers vulnerable to attacks. Finally, if our employees, or others who have access to end customer data, were to misuse this information, our reputation would be harmed and we could be subject to claims for damages.
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
Our future success also depends on our ability to continue to attract, integrate and retain highly skilled personnel, especially skilled sales and engineering employees. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we maintain our headquarters and a substantial operating presence, and Hangzhou China, where we maintain our principal research presence and need for highly skilled personnel. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our employees have become, or will soon become, vested in a substantial amount of stock or number of stock options. Our employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. Further, our employees’ ability to exercise those options and sell their stock in a public market may result in a higher than normal turnover rate. Any failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs may negatively impact our growth. Also, to the extent we hire personnel from our competitors, we may be subject to allegations that these new hires have been improperly solicited, or that they have divulged to us proprietary or other confidential information of their former employers, or that their former employers own their inventions or other work product.
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
A wide variety of provincial, state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of data including personal data. Foreign data protection, privacy and other laws and regulations are often more restrictive than those in the United States. These data protection and privacy-related laws and regulations are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Our failure to comply with applicable laws and regulations, could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, fines or demands that we modify or cease existing practices, damage to our reputation and loss of goodwill (both in relation to existing and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance and business. Such actions against our partners, including third-party providers of data analytics services, could also affect our operating performance, including demand for our products and cloud-managed solutions. Evolving and changing privacy laws and regulations, including evolving and changing definitions of personal data and personal information, within the European Union, the United States and elsewhere, especially relating to classification of IP addresses, MAC addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting our product development and strategic partnerships that may involve the collection, sharing and use of user data. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products by current and future end-customers.
Our international operations expose us to additional business risks and failure to manage these risks may adversely affect our international revenue.
We derive a significant portion of our revenue from end-customers and channel partners outside the United States. For each of the six months ended June 30, 2014 and 2013, we attributed 40% and 35% of our revenue to our international end-customers and channel partners. As of June 30, 2014, approximately 43% of our full-time employees were located outside of North America, with 29% located in China. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources. Therefore, we are subject to risks associated with having significant worldwide operations, such as compliance with anticorruption laws.
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
We have expanded our operations significantly since inception and anticipate that we will require further significant expansion to achieve our business objectives. For example, our revenue for fiscal years 2011, 2012 and 2013 was $34.0 million, $71.2 million and $107.1 million, respectively and our global headcount as of the end of fiscal years 2011, 2012 and 2013, was approximately 230, 460 and 520 employees, respectively. For the six months ended June 30, 2014, our revenue was $65.8 million and our global headcount as of June 30, 2014 was 557 employees. The growth and expansion of our business and product offerings places a continuous and significant strain on our management, operational and financial resources. Any such future growth would also add complexity to and require effective coordination throughout our organization.
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
Our cash and cash equivalents were $103.9 million as of June 30, 2014, and were primarily held in money market funds. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Any deterioration in the U.S. and global credit and financial markets is a possibility, which could cause losses or significant deterioration in the value of our cash, cash equivalents or possible investments. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents and possible investments, which may affect our ability to fund future obligations. Further, unless and until the current U.S. and global political, credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our business, operating results and financial condition.
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
Being a public company has increased the expense for us to obtain director and officer liability insurance at levels we deem commercially reasonable, and we have incurred higher costs and accepted higher retentions to obtain coverage, compared to our prior program for director and officer liability insurance. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, or our Board, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
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
On June 21, 2012, we entered into a revolving credit facility with Silicon Valley Bank, which we refer to, as amended, as our revolving credit facility. As last amended on August 23, 2013, the credit facility provides for a revolving facility of up to $10.0 million, with a sublimit of $3.0 million for borrowings guaranteed by the Export-Import Bank of the United States. As of June 30, 2014, we have drawn $10.0 million under this revolving credit facility.
On August 23, 2013, we entered into a credit facility with TriplePoint Capital, which we refer to as our term loan credit facility. The credit facility provides for term loans of up to $20.0 million. As of June 30, 2014, we have drawn $10.0 million under this term loan credit facility.
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
There has been a trend toward industry consolidation in our markets for several years as companies attempt to strengthen or hold their market positions in an evolving industry, and as companies are acquired or are unable to continue operations. Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they individually had offered. For example, in November 2012, Cisco Systems acquired Meraki Networks and in April 2014, Zebra Technologies announced that it would buy the enterprise business of Motorola Solutions. Such or similar consolidation may continue in the future. The companies resulting from these possible consolidations may create more compelling or bundled product offerings and be able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or product functionality. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized technology companies such as ourselves and, consequently, customers’ willingness to purchase from such companies. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for our end-customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results and financial condition. Furthermore, particularly in the service provider market, rapid consolidation will lead to fewer customers, with the effect that the loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants.
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
Software subscriptions and service revenue, consisting of sales of new or renewal subscription and support and maintenance contracts accounts for a significant portion of our revenue, comprising 6.4% of total revenue for the year ended December 31, 2012, 8.9% of total revenue for the year ended December 31, 2013, and 10% and 11% for the three and six months ended June 30, 2014, respectively. Service revenue might decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our offerings, the prices of our offerings, the prices of products and services offered by our competitors and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support and maintenance contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one, three or five years. As a result, much of the service revenue we report each fiscal quarter is the recognition of deferred revenue from service contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.
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
Companies that sell products in the wireless networking industry are often aggressive in protecting intellectual property rights and perceived rights, which has resulted in protracted and expensive litigation for some companies. We currently are subject to claims and litigation by third parties that we infringe their intellectual property rights and we expect claims and litigation with respect to infringement will continue to occur in the future. We are currently in litigation with AirTight Networks and Linex Technologies, each of which alleges that we are infringing their intellectual property. We also have been named in an action by Macronix alleging that component parts we purchase from Spansion infringe certain Macronix intellectual property. See Part II, Item 1 “Legal Proceedings.”
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
Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of high technology stocks;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	sales of shares of our common stock by us or our stockholders, including following the end of the “lock-period” following our IPO

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

•
actual or anticipated changes in our results of operations or fluctuations in our operating results, including any actual or perceived slowing in our rate of growth or ability to achieve profitability at all or on a schedule predetermined by our investors or industry analysts;

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
Our directors and executive officers and stockholders holding more than 5% of our capital stock and their affiliates beneficially own, in the aggregate, approximately 67.9% of our outstanding common stock based on the number of shares outstanding as of June 30, 2014. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sale of Unregistered Securities
None.
Use of Proceeds for Public Offering of Common Stock
On March 27, 2014, our Registration Statement on Form S-1 was declared effective by the SEC for our IPO of common stock. We started trading on the New York Stock Exchange on March 28, 2014, and the transaction formally closed in the second quarter on April 2, 2014. In conjunction with the IPO, we issued 8,625,000 shares of common stock, including exercise of the underwriters’ option to purchase an additional 1,125,000 shares, at an offering price of $10.00 per share, for aggregate net proceeds of $80.2 million, after deducting the underwriters' discounts and commissions.
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

AEROHIVE NETWORKS, INC.

Date: August 12, 2014	By:	/s/ David K. Flynn
David K. Flynn
President and Chief Executive Officer

AEROHIVE NETWORKS, INC.
Date: August 12, 2014
	By:	/s/ Gordon C. Brooks
Gordon C. Brooks
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document
10.1		Form of Stock Option Agreement
10.2		Form of Restricted Stock Unit Agreement
10.3		Outside Director Compensation Policy
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

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