Form 10-Q
period 2014-09-30
AEROHIVE NETWORKS, INC
filed 2014-11-13
CIK 1372414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.001, outstanding as of November 3, 2014 was 45,916,028.

The Aerohive Networks design logo and the marks “Aerohive®,” “HiveManager®” and “HiveOS®” are the property of Aerohive Networks, Inc. All Rights Reserved. This Quarterly Report on Form 10-Q contains additional trade names, trademarks and service marks of other companies.

PART I. FINANCIAL INFORMATION
ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AEROHIVE NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$106,237	$35,023
Accounts receivable, net of allowance for doubtful accounts of $156 and $158 as of September 30, 2014 and December 31, 2013, respectively	17,971	17,578
Inventories	9,488	6,817
Prepaid expenses and other current assets	2,408	4,949
Deferred cost of goods sold	1,175	1,427
Total current assets	137,279	65,794
Property and equipment, net	7,231	3,281
Goodwill	513	513
Intangible assets, net	27	149
Other assets	197	120
Total assets	$145,247	$69,857
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$10,421	$10,802
Accrued liabilities	9,756	7,561
Debt, current portion	10,000	10,000
Deferred revenue, current portion	20,970	15,915
Total current liabilities	51,147	44,278
Debt, long-term portion	9,719	9,624
Convertible preferred stock warrant liability	—	3,903
Deferred revenue, non-current	21,877	14,655
Other liabilities	729	742
Total liabilities	83,472	73,202
Commitments and contingencies (Note 5)
Stockholders’ equity (deficit):
Convertible preferred stock, par value of $0.001 per share, issuable in Series A, B, C, D and E - zero and 29,536,358 shares authorized as of September 30, 2014 and December 31, 2013, respectively; zero and 27,861,009 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	28
Preferred stock, par value of $0.001 per share - 25,000,000 and zero shares authorized as of September 30, 2014 and December 31, 2013, respectively; no shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, par value of $0.001 per share - 500,000,000 and 52,800,000 shares authorized as of September 30, 2014 and December 31, 2013, respectively; 45,728,742 and 7,419,469 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	46	7
Additional paid–in capital	204,632	116,954
Accumulated deficit	(142,903)	(120,334)
Total stockholders’ equity (deficit)	61,775	(3,345)
Total liabilities and stockholders’ equity (deficit)	$145,247	$69,857
See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Product	$30,776	$26,376	$89,358	$70,296
Software subscriptions and service	4,550	2,628	11,754	6,567
Total revenue	35,326	29,004	101,112	76,863
Cost of revenue:
Product	9,764	8,652	28,206	22,866
Software subscriptions and service	1,678	1,111	4,683	2,956
Total cost of revenue	11,442	9,763	32,889	25,822
Gross profit	23,884	19,241	68,223	51,041
Operating expenses:
Research and development	7,544	6,510	20,515	18,941
Sales and marketing	18,056	14,507	53,636	42,011
General and administrative	5,224	4,858	15,196	12,673
Total operating expenses	30,824	25,875	89,347	73,625
Operating loss	(6,940)	(6,634)	(21,124)	(22,584)
Interest income	10	2	19	9
Interest expense	(458)	(141)	(1,382)	(342)
Other income (expense), net	95	(1,305)	154	(2,173)
Loss before income taxes	(7,293)	(8,078)	(22,333)	(25,090)
Income tax provision	(81)	(58)	(236)	(343)
Net loss and comprehensive loss	$(7,374)	$(8,136)	$(22,569)	$(25,433)
Net loss attributable to common stockholders	$(7,374)	$(8,136)	$(22,569)	$(25,433)
Net loss per share allocable to common stockholders, basic and diluted	$(0.16)	$(1.17)	$(0.69)	$(3.80)
Weighted-average shares used in computing net loss per share allocable to common stockholders, basic and diluted	45,606,694	6,975,540	32,803,436	6,697,890
See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(22,569)	$(25,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,766	1,064
Stock-based compensation	6,307	2,505
Amortization of debt discount and debt issuance cost	133	34
Remeasurement of convertible preferred stock warrant liability	(90)	2,003
Changes in operating assets and liabilities:
Accounts receivable, net	(393)	254
Inventory	(2,671)	1,316
Prepaid expenses and other current assets	(704)	(571)
Other assets	(116)	(426)
Accounts payable	1,392	1,212
Accrued liabilities	2,342	1,492
Other liabilities	(13)	306
Deferred revenue	12,276	9,821
Net cash used in operating activities	(2,340)	(6,423)
Cash flows from investing activities
Purchases of property and equipment	(1,639)	(1,751)
Capitalized software development costs	(3,126)	—
Net cash used in investing activities	(4,765)	(1,751)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts	80,213	—
Payment of offering costs	(4,007)	—
Net proceeds from issuance of convertible preferred stock	—	9,943
Proceeds from exercise of convertible preferred stock warrants	907	692
Proceeds from exercise of vested stock options	1,206	1,027
Proceeds from early exercise of stock options, net of repurchases	—	814
Net cash provided by financing activities	78,319	12,476
Net increase (decrease) in cash and cash equivalents	71,214	4,302
Cash and cash equivalents at beginning of period	35,023	29,585
Cash and cash equivalents at end of period	$106,237	$33,887
Supplemental disclosure of cash flow information
Income taxes paid	$355	$411
Interest paid	$985	$337
Supplemental disclosure of noncash investing and financing activities
Conversion of convertible preferred stock warrants to common stock warrants upon IPO	$611	$—
Cashless exercise of warrants	$30	$—
Property and equipment purchased but not paid for	$481	$160
Unpaid capitalized software development costs	$271	$—
Reclassification of the convertible preferred stock warrant liability to additional paid-in capital on the exercise of the convertible preferred stock warrants	$3,172	$1,755
Vesting of early exercised stock options	$417	$132
Series E issuance costs not yet paid	$—	$57
Offering costs for common stock not yet paid	$—	$1,693
Stock-based compensation in capitalized software development	$241	$—
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
Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies during the nine months ended September 30, 2014 as compared to those described in the Company’s audited consolidated financial statements included in its Annual Report as filed in the Prospectus pursuant to Rule 424(b) under the Securities Act of 1933, for the fiscal year ended December 31, 2013.

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
Recent Accounting Pronouncements
In May 2014, the the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update (“ASU") 2014-09, Revenue from Contracts with Customers. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company expects to adopt ASU 2014-09 on January 1, 2017, with early adoption prohibited. The Company is currently evaluating the financial impact of such adoption on the Company's consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The Company expects to adopt ASU 2014-15 on January 1, 2017, with early adoption permitted. The Company will evaluate the impact of the new standard upon adoption but do not expect it to have significant impact.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. Cash equivalents are maintained in money market funds. The money market funds may exceed the insured limits provided on them.
The Company sells its products primarily to channel partners, which include value-added resellers (VARs) and , value-added distributors (VADs). Accounts receivable are unsecured and represent amounts due based on contractual obligations of the Company’s customers.
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
The percentages of revenue from a consolidated group of entities (VAD A) and an individual entity (VAD B) greater than 10% of total consolidated revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
VAD A	13.7%	15.9%	13.1%	13.6%
VAD B	10.9%	*	*	*

* Less than 10%

The percentages of receivables from VAD A greater than 10% of total consolidated accounts receivable were as follows:

	September 30,	December 31,
	2014	2013
VAD A	14.3%	19.8%

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
The Company's financial instruments consist of Level 1 assets as of September 30, 2014 and Level 1 assets and Level 3 liabilities as of December 31, 2013. Level 1 assets include highly liquid money market funds that are included in cash and cash equivalents. Level 3 liabilities that the Company measured at fair value on a recurring basis consist solely of the Company's convertible preferred stock warrant liability, which was reclassified to additional paid-in capital upon completion of the IPO on April 2, 2014.
Financial assets and liabilities that the Company measured at fair value on a recurring basis by level within the fair value hierarchy, are as follows:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets		(in thousands)
Money market funds	$80,228	$—	$—	$80,228

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets	(in thousands)
Money market funds	$10,269	$—	$—	$10,269
Financial Liability
Convertible preferred stock warrant liability	$—	$—	$3,903	$3,903
A summary of changes in the fair value of the Company’s Level 3 financial liability related to convertible preferred stock warrants for the nine months ended September 30, 2014 and 2013 is as follows:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Fair value, beginning of period	$3,903	$3,352
Issuance of convertible preferred stock warrants	—	59
Exercise of convertible preferred stock warrants	(3,202)	(1,755)
Change in fair value of Level III liabilities, included in other income (expense), net	(90)	2,003
Conversion of convertible preferred stock warrants to common stock warrants	$(611)	$—
Fair value, end of period	$—	$3,659

3. CONSOLIDATED BALANCE SHEET COMPONENTS
Inventory
Inventory consists of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Components, including raw materials	$154	$263
Finished goods	9,334	6,554
Total inventory	$9,488	$6,817
Property and Equipment, net
Property and equipment, net consists of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Computer and other equipment	$1,688	$1,528
Manufacturing, research and development laboratory equipment	3,426	2,823
Purchased software	1,790	1,001
Office furniture and equipment	746	563
Leasehold improvements	510	372
Construction in progress	3,851	366
Property and equipment, gross	12,011	6,653
Less: Accumulated depreciation and amortization	(4,780)	(3,372)
Property and equipment, net	$7,231	$3,281
Construction in progress primarily represents the capitalization of internal-use software development costs related to the Company’s cloud-managed software platform.
Depreciation and amortization expense was $0.7 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively, and was $1.6 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively.
Accrued Liabilities
Accrued liabilities consists of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Accrued compensation	$7,860	$4,809
Accrued expenses and other liabilities	1,632	2,025
Warranty liability, current portion	204	249
Common stock subject to repurchase	60	478
Total accrued liabilities	$9,756	$7,561
Deferred Revenue
Deferred revenue consists of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Products	$4,464	$5,095
Software subscriptions and service	38,383	25,475
Total deferred revenue	42,847	30,570
Less: current portion of deferred revenue	20,970	15,915
Non-current portion of deferred revenue	$21,877	$14,655
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Beginning balance	$694	$871	$923	$707
Charges to operations	162	133	357	373
Utilization	(215)	(59)	(436)	(135)
Changes in estimates	115	—	(88)	—
Total product warranties	$756	$945	$756	$945
Current portion	$204	$255	$204	$255
Non-current portion	$552	$690	$552	$690
Changes in estimates reflect a combination of changes in expected warranty claims and changes in the related costs to service such claims.

4. DEBT
Financing Agreements
In June 2012, the Company entered into a revolving credit facility with Silicon Valley Bank (the revolving credit facility) for a principal amount of up to $10.0 million, with a sublimit of $3.0 million for borrowings guaranteed by the Export-Import Bank of the United States. The revolving credit facility is collateralized by substantially all of the Company’s property, other than intellectual property. The revolving credit facility bears monthly interest at a floating rate equal to the greater of (i) 4.00% or (ii) prime rate plus 0.75%. In June 2012, the Company drew $10.0 million under this credit facility, which remained outstanding as of September 30, 2014. In April 2014, the Company extended the maturity date of this revolving credit facility to June 29, 2015, when all outstanding amounts must be repaid.
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
In December 2013, the Company borrowed $10.0 million under the term loan credit facility under two separate loans, which remained outstanding as of September 30, 2014. The first loan was for $7.5 million with a term of 48-months with interest only for 24 months and 24 equal payments thereafter to fully amortize the loan, plus an end of term payment of $0.5 million. The second loan was for $2.5 million for a term of 24 months interest only with the principal payable at the end of two years plus an end of term payment of $0.15 million. The stated interest rate for each loan was 10.75% and 9.75%, respectively, and was reduced to 10.25% and 9.25% due to the completion of the IPO in April 2014. The Company may repay these loans in whole at any time but is required to pay the end of term payment, plus an early repayment fee of 1% of the loan balance outstanding if repaid within twelve months. The Company may not re-borrow amounts paid early under the term loan facility.
The Company will use loans drawn under our revolving and term loan credit facilities for working capital and general corporate purposes. Both credit facilities contain customary negative covenants which limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. The Company’s revolving credit facility also requires the Company to maintain a liquidity ratio of not less than 1.25 to 1.00. Both credit facilities contain customary affirmative covenants, including requirements to, among other things, deliver audited financial statements. Both credit facilities contain customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, inaccuracy of representation and warranties. The Company’s revolving credit facility includes a default upon the occurrence of a material adverse change to the business. Upon an event of default, the lenders may declare all or a portion of the outstanding obligations payable by the Company to be immediately due and payable and exercise other rights and remedies provided for under the credit facilities. During the existence of an event of default, interest on the obligations under the credit facilities could be increased by 5.0%. The Company was in compliance with all covenants under the agreement as of September 30, 2014.

5. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases office facilities under non-cancelable operating leases for its U.S. and international locations with various expiration dates through May 2017. Rent expense is recorded on a straight-line basis over the term of the leases. Future minimum lease payments by year under operating leases as of September 30, 2014 are as follows:

Amount
Year ending December 31,	(in thousands)
2014 (remaining three months)	$646
2015	1,926
2016	992
2017	59
Total	$3,623
Rent expense was $0.5 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, and was $1.6 million and $1.2 million for the nine months ended September 30, 2014 and 2013.
Manufacturing Commitments
The Company subcontracts with manufacturing companies to manufacture its hardware products. The contract manufacturers procure components based on non-cancellable orders placed by the Company. If the Company cancels all or part of an order, the Company is liable to the contract manufacturers for the cost of the related components purchased under such orders.
As of September 30, 2014 and December 31, 2013, the Company had manufacturing commitments with contract manufacturers for inventory totaling approximately $6.0 million and $5.7 million, respectively.
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
The Company is currently in separate litigations with AirTight Networks, Linex Technologies and Macronix International, each of which alleges that the Company infringes certain patents.
AirTight Networks, or AirTight, has alleged that the Company’s products infringe U.S. Patent #7,339,914, or the ‘914 Patent. On January 23, 2013, in light of AirTight’s allegations, the Company filed in the U.S. District Court, Northern District of California, a Complaint for Declaratory Judgment against AirTight asserting that the Company’s products do not infringe the ‘914 Patent and that the ‘914 Patent is, in any case, invalid and not enforceable. AirTight filed a separate action asserting infringement of the ‘914 Patent by some or all of the Company’s products, which has been related to the Company’s initial action for declaratory judgment.  Both of the related court actions are currently stayed based on pending re-examination, which the Company initiated with the U.S. Patent and Trademark Office, or PTO, regarding the ‘914 Patent. All claims are currently rejected and Airtight has appealed the final rejection of all claims of the ‘914 Patent.
Linex Technologies, or Linex, filed on March 19, 2013 a Complaint in the U.S. District Court, Southern District of Florida asserting that some or all of the Company’s products infringe U.S. Patents #6,493,377, or the ‘377 Patent, and #7,167,503, or the ’503 Patent. The Company filed an answer and counterclaims for declaratory judgment against Linex asserting that the Company’s products do not infringe the ‘377 and ‘503 Patents, and that the ‘377 and ‘503 Patents are, in any case, invalid and not enforceable. The Company separately filed with the PTO petitions to initiate reexamination of the ‘377 and ‘503 Patents. The claims subject to reexamination have been amended and allowed. This case is currently stayed pending the reexamination, but Linex may seek to have the stay lifted and the stay may be lifted as a result.

Macronix Int’l Co., Ltd. and Macronix America, Inc., or Macronix, filed on June 27, 2014, a complaint in the United States International Trade Commission alleging that Spansion Inc. and Spansion LLC, or Spansion, and numerous customers of Spansion (including the Company) infringe four patents.  Macronix is seeking cease-and-desist and exclusion orders as to products containing the allegedly infringing Spansion components.  Spansion is currently defending the Company in this matter.
The Company intends to defend these lawsuits vigorously.
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
Common Stock reserved for Future Issuance
As of September 30, 2014 and December 31, 2013, the Company had reserved shares of common stock, on an as-if converted basis, for future issuance as follows:

	September 30,	December 31,
	2014	2013
Common stock reserved for future grants under the Equity Incentive Plan	2,825,527	75,321
Reserved under 2014 Employee Stock Purchase Plan	800,000	—
Options and Restricted Stock Units issued and outstanding	9,500,993	8,198,074
Common stock subject to repurchase	36,000	140,500
Conversion of convertible preferred stock	—	28,466,379
Warrants to purchase convertible preferred stock	—	477,050
Warrants to purchase common stock	107,876	—
Total reserved shares of common stock for future issuance	13,270,396	37,357,324

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
As of September 30, 2014, 107,876 shares of common stock warrants remained outstanding and exercisable at various exercise prices of $2.768, $4.057 and $11.0315 per share. The common stock warrants expire between March 2015 and October 2019.

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
The 2014 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code (ISO), only to employees of the Company or any parent or subsidiary of the Company, and for the grant of nonstatutory stock options (NSO), restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants of the Company, and the employees and consultants of any parent or subsidiary of the Company. As of September 30, 2014, the Company had 2,825,527 total shares of common stock reserved for issuance under the 2014 Plan. On the first day of each fiscal year beginning January 1, 2015 through January 1, 2024, the number of shares of common stock reserved for issuance under the 2014 Plan may increase by an amount equal to the least of (i) 4,000,000 Shares, (ii) five percent (5%) of the Company’s outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by our Board.
The following table summarizes the total number of shares available for grant under the 2014 Plan as of September 30, 2014:

Shares Available for Grant

Balance, December 31, 2013	75,321
Authorized	4,800,000
Options granted	(605,462)
Options canceled	614,328
Awards granted	(2,111,345)
Awards canceled	52,685
Balance, September 30, 2014	2,825,527
Stock Options
The following table summarizes the information about outstanding stock option activity:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2013	8,198,074	$5.11	8.54	$48,863
Options granted	605,462	10.28
Options exercised	(746,875)	2.02
Options canceled	(614,328)	7.00
Balance, September 30, 2014	7,442,333	$5.69	7.81	$21,786
Options exercisable, September 30, 2014	2,978,820	$3.08	6.82	$14,907
Options vested and expected to vest, September 30, 2014	6,913,659	$5.51	7.75	$21,237
The weighted average grant date fair value of options granted was $3.36 and $5.23 per share for the three months ended September 30, 2014 and 2013, respectively, and $5.03 and $4.83 per share for the nine months ended September 30, 2014 and 2013, respectively. The aggregate grant date fair value of the Company's stock options granted was $0.0 million and $10.0 million for the three months ended September 30, 2014 and 2013, respectively, and $3.0 million and $15.6 million for the nine months ended September 30, 2014 and 2013, respectively.
The aggregate intrinsic value of stock options exercised was $0.8 million and $3.2 million for the three months ended September 30, 2014 and 2013, respectively, and $6.0 million and $7.1 million for the nine months ended September 30, 2014 and 2013, respectively. The intrinsic value represents the excess of the estimated fair values of the Company’s common stock, prior to the IPO, or the closing stock price of the Company’s common stock, following the IPO, underlying these options at the dates of exercise over the exercise prices paid.
Restricted Stock Units
Restricted Stock Units (RSUs) are currently granted to certain employees, directors and consultants, and are subject to a time-based vesting condition, generally one year, two years or four years. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.
A summary of the Company’s RSU activity and related information for the nine months ended September 30, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2013	—	$—
Awards granted	2,111,345	8.45
Awards canceled	(52,685)	$8.68
Balance, September 30, 2014	2,058,660	$8.44

The weighted average grant date fair value of RSUs granted was $8.45 per share and the aggregate grant date fair value of RSUs granted was $15.3 million and $17.8 million, for the three and nine months ended September 30, 2014, respectively. No RSUs were granted during the three and nine months ended September 30, 2013.
Employee Stock Purchase Plan
On March 26, 2014, the Company's 2014 Employee Stock Purchase Plan (ESPP) became effective. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees of the Company and its designated subsidiaries. As of September 30, 2014, the Company had 800,000 total shares of common stock reserved for issuance under the ESPP. On the first day of each fiscal year beginning January 1, 2015 through January 1, 2034, the number of shares of common stock reserved for issuance may increase in an amount equal to the least of (i) 800,000 Shares, (ii) one-half percent (.5%) of the Company’s outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by our Board.

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
The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As the current offering period is March 28, 2014 through December 1, 2014, no shares were issued under the ESPP during the three and nine months ended September 30, 2014 and 2013.
Determination of Fair Values
The Company measures compensation expense for all stock-based payment awards, including stock options, RSUs and stock purchase rights under the Company's ESPP, based on the estimated fair values on the date of grant. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The fair value of each RSU is determined using the fair value of the Company’s common stock on the date of the grant. The fair value of stock purchase rights under the Company's ESPP is calculated based on the closing price of the Company's stock on the date of grant and the value of a call option estimated using the Black-Scholes pricing model. Stock-based compensation is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. The forfeiture rate is based on an analysis of the Company’s actual historical forfeitures.
Weighted average assumptions for the Company's stock options granted in the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options:
Expected term (in years)	4.78	5.88	5.56	5.97
Expected volatility	45.45%	52.77%	48.94%	54.38%
Risk free interest rate	1.59%	1.67%	1.85%	1.50%
Dividend rate	—	—	—	—
Weighted average assumptions used to value employee stock purchase rights under the Black-Scholes model during the three and nine months ended September 30, 2014 were as follows:

	Three and Nine Months Ended September 30,
	2014	2013
ESPP purchase rights:
Expected term (in years)	0.68	—
Expected volatility	37.00%	—
Risk free interest rate	0.08%	—
Dividend rate	—	—
Stock-based Compensation Expense
The total stock-based compensation the Company recognized for stock-based awards in the consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Cost of revenue	$107	$17	$225	$37
Research and development	724	193	1,577	540
Sales and marketing	1,065	325	2,484	943
General and administrative	906	421	2,021	985
Total stock-based compensation	$2,802	$956	$6,307	$2,505
The following table presents stock-based compensation expense by award-type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Stock Options	$1,390	$956	$4,442	$2,505
Restricted Stock Units	995	—	1,089	—
Employee Stock Purchase Plan	417	—	776	—
Total stock-based compensation	$2,802	$956	$6,307	$2,505
As of September 30, 2014, unrecognized stock-based compensation related to stock options, RSUs and ESPP purchase rights, net of estimated forfeitures, was $14.4 million, $14.5 million and $0.3 million, respectively, and is expected to be recognized over weighted-average periods of 2.66 years, 2.15 years and 0.17 years respectively. The capitalized stock-based compensation expense for the three and nine months ended September 30, 2014 was $0.1 million and $0.2 million, respectively. There was no capitalized stock-based compensation expense for the three and nine months ended September 30, 2013, respectively.

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
The following table presents the computation of basic and diluted net loss per share allocable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except for share and per share data)
Numerator:
Net loss	$(7,374)	$(8,136)	$(22,569)	$(25,433)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	45,606,694	6,975,540	32,803,436	6,697,890
Net loss per share:
Basic and diluted	$(0.16)	$(1.17)	$(0.69)	$(3.80)
The following period-end outstanding common stock equivalents were excluded from the computation of diluted net loss per share of common stock allocable to common stockholders for the periods presented because including them would have been antidilutive:

	Three and Nine Months Ended September 30,
	2014	2013
Shares of common stock issuable under the Equity Incentive Plan	9,500,993	8,001,418
Common stock subject to repurchase	36,000	216,497
Common stock issuable upon exercise of warrants	107,876	470,251
Employee Stock Purchase Plan	298,064	—
Convertible preferred stock	—	28,466,379
Total	9,942,933	37,154,545

9. INCOME TAXES
The provision for income taxes for the three months ended September 30, 2014 and 2013 was approximately $0.1 million and $0.1 million, respectively, and was approximately $0.2 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively. The provision for income taxes consisted primarily of state taxes and foreign income taxes.
For the three and nine months ended September 30, 2014 and 2013, the provision for income taxes differed from the statutory amount primarily due to maintaining a full valuation allowance against the U.S. net deferred assets, partially offset by foreign and state taxes.
The Company has intercompany services agreements with its subsidiaries located in the United Kingdom and China, which requires payment for services rendered by these subsidiaries at an arm’s-length transaction price. The foreign tax expense represents foreign income tax payable by these subsidiaries on profit generated on intercompany services agreements.
Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on the Company’s history of losses, management has determined it cannot conclude that it is more likely than not that the deferred tax assets will be realized, and accordingly has placed a full valuation allowance on the net deferred tax assets. The Company maintained a full valuation allowance against its deferred tax assets as of September 30, 2014 and December 31, 2013, respectively.

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
The following table represents the Company's revenue for the three and nine months ended September 30, 2014 and 2013, based on the billing address of the respective VAR or the VAD to which the Company attributed such revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Total Americas	$23,408	$17,264	$65,273	$51,327
Total EMEA	9,076	8,696	26,080	19,141
Total APAC	2,842	3,044	9,759	6,395
Total revenues	$35,326	$29,004	$101,112	$76,863
     Included within Total Americas in the above table is revenue from sales in the U.S. of $22.2 million and $16.2 million during the three months ended September 30, 2014 and 2013, respectively, and of $61.7 million and $47.2 million during the nine months ended September 30, 2014 and 2013, respectively. Aside from the U.S., no country comprised 10% or more of the Company's total revenue for the three and nine months ended September 30, 2014 and 2013.

Property and equipment, net by location is summarized as follows:

	September 30,	December 31,
	2014	2013
	(in thousands)
United States	$5,948	$2,424
People's Republic of China	1,172	776
United Kingdom	111	81
Total property and equipment, net	$7,231	$3,281

11. SUBSEQUENT EVENTS
On November 7, 2014, the Company's Compensation Committee approved an amendment to the Company's Employee Stock Purchase Plan that extends the length of each offering period commencing in December 2014 through December 2016. An initial offering period commencing in December 2014 will be 24 months in length and will have four six months purchase periods. Offering periods commencing in June 2015, December 2015 and June 2016 will be 18 months, 12 months and 6 months, respectively, and will have purchase periods every six months during the offering period. If the closing sales price of the Company’s common stock on the last day of any purchase period during an offering period is lower than the closing sales price on the first day of the related offering period, the reference price for purposes of determining the purchase price of shares for subsequent purchase periods in the applicable offering period will be reset to such price.

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
These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to predict our revenue, operating results and gross margin accurately;

•	our ability to maintain an adequate rate of revenue growth and remain profitable;

•	the length and unpredictability of our sales cycles with service provider end-customers;

•	any potential loss of or reductions in orders from our larger customers;

•	the effects of increased competition in our market;

•	our ability to continue to enhance and broaden our product offering;

•	our ability to maintain, protect and enhance our brand;

•	our ability to effectively manage our growth;

•	our ability to maintain proper and effective internal controls;

•	the quality of our products and services;

•	our ability to continue to develop and make more productive relationships with our channel partners;

•	our ability to attract, train, develop, integrate and retain qualified employees and key personnel, including specifically our sales and engineering personnel;

•	our ability to develop new and innovative products, transition our end-customers to such products, sell and support our products and effectively expand internationally;

•	our ability to protect our intellectual property;

•	claims that we infringe intellectual property rights of others;

•	our outstanding credit facilities; and

•	other risk factors included under the section titled “Risk Factors.”
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
We derive revenue by selling our hardware products and related software licenses or software subscriptions and services, which together comprise our cloud-managed networking platform. Our product revenue consists of revenue from sales of our hardware products, which includes wireless access points, branch routers and switches, all of which are embedded with our proprietary operating system, HiveOS, and perpetual licenses of our unified network management system, HiveManager, and other software applications, as well as related accessories. Our software subscriptions and service revenue consists of revenue from sales of our service offerings that we deliver over a specified term. These offerings primarily include post-contract customer support, or PCS, related to our perpetual software licenses and subscriptions to HiveManager and other software applications delivered as a service, or SaaS, including related customer support.
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

We maintain a field sales force that works to develop sales with our channel partners, which include value-added distributors, or VADs, and value-added resellers, or VARs. Our channel partners purchase our products and services from us at a discount to our list prices and then resell them to our end-customers. Substantially all of our sales within North America are made through VARs. Under this model, we sell our products and services to our VARs, which in turn sell our products and services to our end-customers. We sell to VARs upon identification of a specified end-customer. All of our sales outside of North America, as well as a portion of our sales within North America, are made through VADs. Under this model, we sell our products and services to our VADs, which in turn sell our products and services to either VARs, which then sell our products and services to our end-customers, or directly to end-customers. We typically sell to VADs upon identification of a specified end-customer. In some cases, however, our VADs purchase inventory from us for stocking and subsequently receive an order from an end-customer. Our agreements with our VADs allow for stocking of our products in their inventory, and for certain of our VADs provide related price protection or rebates, as well as limited rights of return for stock rotation. We also sell through managed service providers, who incorporate our products, customer support and SaaS offerings into their services and support as an integrated offering. In these instances, we view the managed service provider as our end-customer.

In the third quarter of fiscal 2014, we saw continued year-over-year growth in revenue overall as well as both in our North America and international businesses. During the three months ended September 30, 2014, our revenue increased by $6.3 million or 22% to $35.3 million from $29.0 million for the three months ended September 30, 2013. During the nine months ended September 30, 2014, our revenue increased by $24.2 million or 32% to $101.1 million from $76.9 million for the nine months ended September 30, 2013. However, sequentially, our revenue decreased by $2.3 million or 6%, from 37.6 million for the three months ended June 30, 2014. Given the buying cycle for K-12 schools in our education vertical, the second quarter is usually the strongest for our education vertical, which historically has driven our strong sequential growth in the second quarter. We expected to see continued growth in our revenue to carry over to our third quarter ended September 30, 2014. The sales results for our third fiscal quarter were below expectations, primarily due to lower sales execution in our less-developed sales territories. Turn-over in these territories also contributed to our lower revenue. We did see generally strong results in our developed territories. We have not yet, however, scaled overall sales and channel capacity in these developed territories enough to cover inconsistent performance in these less-developed territories.

In response to the quarter's results, realize we need to increase our overall sales capacity to enable future growth and aggressively address current gaps. We believe our mature territories have established a repeatable sales and channel model that we can use and build upon as a template to grow our business. We are replicating this model in our less-mature territories through a combination of hiring additional sales people, ramping our recently hired sales people to increase productivity and continuing to develop our channel. We're actively working to improve on all these fronts, but ramping sales people and developing channels takes time, so we expect this will be a multi-quarter effort to get our sales and channel capacity up to where we think it should be, and to where we need it to be in order to more fully capitalize on the market opportunity for our products.
We primarily conduct business in three geographic regions: (1) Americas, (2) Europe, the Middle East and Africa ("EMEA"), and (3) Asia Pacific ("APAC"). From a geographic perspective, year-over-year revenue increased by 36% in the Americas and 4% in EMEA while APAC decreased by 7%. Revenue generated from Americas, EMEA and APAC was 66%, 26% and 8% during the three months ended September 30, 2014, respectively, and was 65%, 25% and 10% during the nine months ended September 30, 2014, respectively.

We added over 1,500 new end-customers during the quarter, bringing our total end-customer count to more than 17,000 in over 40 countries as of September 30, 2014. Our end-customers represent a broad range of industry verticals, including K-12 and higher education, healthcare, retail and distributed enterprises.
We outsource the manufacturing of all of our products to contract manufacturers. We currently outsource the warehousing and delivery of our products to a third-party logistics provider for worldwide fulfillment. We perform quality assurance and testing at our third-party logistics provider facilities in Fremont, California.
We intend to continue to invest in the development of our innovative technologies and new product offerings to the marketplace, acquire new end-customers in new and existing geographies, and increase penetration within our existing end-customer base. We expect to continue growing our organization to meet the needs of our customers and to pursue opportunities in new and existing markets. In particular, we are investing to increase our sales capacity as well as our channel program. We increased the number of our employees from 509 employees as of September 30, 2013 to 519 as of December 31, 2013 and to 554 as of September 30, 2014. However, attracting, ramping, training and retaining qualified personnel and developing sales channels will be a multi-quarter effort. Due to our continuing investments to grow our business, including internationally, in advance of and in preparation for, our expected increase in sales and expansion of our customer base, we are continuing to incur expenses in the near term from which we may not realize any long-term benefit. As a result, we have never achieved profitability and we do not expect to be profitable for the foreseeable future. However, we believe that over the long term, we will be able to leverage these investments in the form of a higher revenue growth rate compared to the growth rate of our operating expenses.

Opportunities and Challenges
We believe that the growth of our business and our future success depend upon many factors, including our ability to continue to develop innovative technologies and provide new product offerings to the marketplace; increase our sales capacity and develop our channel; acquire new end-customers, both in the geographies in which we currently operate as well as in new geographies; and increase penetration within our existing end-customer base.
We operate in the highly competitive wired and wireless network access products market. This market continues to evolve and is characterized by rapid technological innovation. We will need to continue to innovate in order to continue to achieve market adoption of our products and services. We also extended our product offering to include a family of Ethernet switches to complement our wireless offering and allow us to deliver a unified wired and wireless network edge. We have continued the expansion of our product portfolio, announcing during the quarter ended September, 30, 2014, that we have enabled our enterprise Wi-Fi solution to support iBeacon and AltBeacon technology and a secure enterprise Wi-Fi branch router with embedded LTE.
In addition, our market is currently in the midst of an evolution in related wireless technology standards and protocols. For example, wireless standards for our market currently are transitioning from 802.11n to the new 802.11ac standard, which uses new radio hardware to deliver substantially higher wireless performance. As these standards were being developed and finalized, we performed hardware and software development, both internally and with our original design manufacturers, or ODMs, to incorporate these standards into our product offerings. We also continue to develop new functionality in our product offerings to take advantage of the changes that these industry standards incorporated. For example, in April 2014, we announced the AP230, an 802.11ac Gigabit Wi-Fi access point and for the quarter ended September 30, 2014, we witnessed rapid adoption of this product (based on the increasing percentage of our product sold during the quarter). Overall, our 802.11ac solutions accounted for 45 percent of our access point unit volume shipments during the quarter, compared with 34 percent in the quarter ended June 30, 2014.
When we introduce such new product offerings, we must effectively manage the timing of such releases to minimize the disruption to our existing product offerings and revenue streams and manage the orderly transition of our end-customers to these new products and services to reduce the amount of inventory for products that may become obsolete or slow moving due to our new product introductions and to limit the disruption to our end-customers’ ordering practices and the pricing environment for our legacy products and services. We also must monitor the performance of these products and provide additional support as they are adopted and first used in the field and performance issues are identified. We will need to continue to react and respond to these changes through innovation and improved execution in order for our business to succeed. We will incur related research and development and support expenses as we do that.
We intend to target new end-customers within the industry verticals and geographies in which we currently operate, as well as through expansion into new verticals and geographies. For example, we previously announced new channel partnerships in both China and Japan to further our penetration in the APAC region. Additionally, we have partnered with software application providers to tailor our product offerings for specific verticals such as retail, and we intend to continue to pursue such opportunities in other applicable industry verticals. In addition, our ability to successfully expand our end-customer base in new industry verticals and geographies of new end-customers is critical to creating a larger and more diverse end-customer base to which we can offer our current and future products and services. In our quarter ended September 30, 2014 we announced that we had been named to the Verizon Partner Program and we recently announced that we will provide the Wi-Fi infrastructure to support a $100 million contribution to be made by Apple Corporation to the ConnectED initiative. Aerohive will donate the 802.11ac wireless access point switches and cloud-based management needed to support these deployments of Apple iPads, MacBooks and Apple TVs to an identified list of 114 schools.
Our sales efforts take several quarters, and involve educating our potential end-customers about the applications and benefits of our products, including the technical capabilities of our products. Sales to the education vertical are an important sales channel for us and can involve an extended sales cycle. In addition, sales to our enterprise customers may involve an extended sales cycle and often initial purchases are small. We attempt to manage these sales cycles through continued diversification of our end-customer base by industry vertical and related purchasing seasonality, deployment maturity and visibility, and the ratio of business from new and existing end-customers. Given the buying cycle for K-12 schools in our education vertical, the second quarter is usually the strongest for our education vertical, which historically has driven our strong sequential growth in the second quarter. The sequential expansion of our operating performance from the first quarter to the second quarter has typically been very large, which can present execution and delivery challenges in subsequent quarters. In addition, we expected to see continued growth in our revenue to carry over from our second quarter ended June 30, 2014, to our third quarter ended September 30, 2014. However, during the last few weeks of the third quarter our sales results were below our expectations, resulting in lower revenue attainment for the quarter. This was primarily due to lack of sales execution in our less developed sales territories, where the progress we saw in our seasonally strong second quarter did not carry through to the end of third quarter, in part due to turnover in some of these territories.
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
Our growth strategy also contemplates increased sales and marketing investments internationally. Newly hired sales and marketing personnel require several months to establish new relationships and become productive. In addition, sales teams in international regions will attempt to sell into industry verticals and to end-customers that may not be familiar with our products and services. All of these factors will affect sales productivity. We attempt to manage our overall sales productivity through the timing of the introduction of new territories or the splitting of existing territories, the number and timing of new vertical penetration and the allocation of related headcount and go-to-market resources. As we witnessed lower-than-expected revenue in third quarter of fiscal 2014, we realize we need to increase our overall sales capacity and address current gaps in certain territories to enable future growth. We believe our mature regions have established a repeatable sales and channel model that we can use and build upon as a template to grow our business. We intend to replicate this model in our less mature territories through a combination of hiring additional sales people, ramping our recently hired sales people to increase productivity, and continuing to develop our channel. We are actively working to improve on all of these fronts, but ramping sales people and developing channels takes time, so we expect this will be a multi-quarter effort.
Lastly, we expect to continue to derive the majority of our sales through our channel partners. Our channel partners will play a significant role in our future growth as they identify new end-customers and expand our sales to existing end-customers. We plan to continue to invest in and better utilize and scale our network of channel partners in parallel with our sales capacity to increase sales to existing end-customers, enable our channel partners to reach new end-customers and provide services and support effectively. All of these efforts will require us to continue to make significant sales and marketing investments.

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
Software Subscriptions and Service Revenue.   Our software subscriptions and service revenue consists of revenue from sales of our software subscriptions and service offerings that we deliver over a specified term. These offerings primarily include PCS related to our perpetual software licenses and subscriptions to HiveManager and other software applications delivered as SaaS, including related customer support, and from subsequent renewals of those contracts. Our PCS includes tiered maintenance and support services under renewable, fee-based maintenance and support contracts, which include technical support, bug fixes, access to priority hardware replacement service and unspecified upgrades on a when-and-if available basis. Our SaaS subscriptions include comparable maintenance and support services. The higher the percentage of our end-customers that purchase SaaS subscriptions, as opposed to HiveManager and PCS, the higher our software subscriptions and service revenue will be as a percentage of our total revenue. We recognize software subscriptions and service revenue ratably over the term of the contract, which is typically one, three or five years. As a result, our recognition of software subscriptions and service revenue lags our recognition of related product revenue.
Our business has historically experienced seasonality. As a result, our total revenue typically fluctuates from quarter to quarter, which often affects the comparability of our results between periods. Our total revenue has historically increased significantly in the second quarter compared to the first quarter, primarily due to the impact of increased seasonal demand by end-customers in the education vertical, which seasonal demand has historically carried over to our third quarter. However, our revenue declined during the three months ended September 30, 2014, primarily due to slower-than-expected revenue growth of less-developed sales territories. Turn-over in these territories also contributed to our lower revenue. We did see generally strong results in our developed territories. We have not yet, however, scaled overall sales and channel capacity in these developed territories enough to cover inconsistent performance in these less-developed territories.
Demand in the education vertical tends to be weakest in the fourth quarter. We also historically have seen an increase in end-of-year purchases by enterprise customers in our fourth quarter, which we believe is mainly due to a desire to complete purchases within their calendar-year budget cycle. While we believe that these seasonal trends have affected and will continue to affect our quarterly results, our rapid growth has largely masked these seasonal trends to date. In addition, the sequential expansion of our operating performance from the first quarter to the second quarter has typically been very large, which can present execution and delivery challenges in subsequent quarters, particularly in our less developed sales territories, which we witnessed in our third quarter of fiscal 2014. We believe that our business may become more seasonal in the future. Historical patterns in our business may not be a reliable indicator of our future sales activity or performance.
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
Sales and Marketing.  Our sales and marketing expenses consist primarily of personnel costs, including commission costs, stock-based compensation, recruiting fees and travel expenses for employees engaged in sales and marketing activities. Commission expenses in any given period are based on completed contracts, which may not result in revenue in the period in which they are incurred. Sales and marketing expenses also include the cost of trade shows, marketing programs, promotional materials, demonstration equipment, consulting services, depreciation and certain allocated facilities and information technology infrastructure costs. We expect our sales and marketing expenses to continue to increase in absolute dollars as we increase the size of our sales and marketing organization, expand into new markets and further develop our channel program. However, we expect our sales and marketing expenses to decrease modestly as a percentage of our total revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.
  General and Administrative.    Our general and administrative expenses consist primarily of personnel costs, including bonuses, stock-based compensation and travel expenses for our executive, finance, human resources, legal and operations employees, as well as compensation for our Board. General and administrative expenses also include fees for outside consulting, legal, audit and accounting service and insurance, as well as depreciation and certain allocated facilities and information technology infrastructure costs. We expect our general and administrative expenses to continue to increase in absolute dollars following the completion of the IPO due to the additional legal, accounting, insurance, investor relations and other costs that we will continue to incur as a public company, as well as other costs associated with growing our business. However, we expect our general and administrative expenses to decrease modestly as a percentage of our total revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
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
Provision for Income Taxes
Our provision for income taxes consists primarily of foreign tax expense due to our cost-plus agreements with our foreign entities, which guarantee foreign entities a profit, and to a lesser extent federal and state income tax expense. As of September 30, 2014 and December 31, 2013, respectively, we maintained a full valuation allowance against our domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits. We expect our provision for income taxes to increase in absolute dollars in future periods.

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Product	$30,776	$26,376	$89,358	$70,296
Software subscriptions and service	4,550	2,628	11,754	6,567
Total revenue	35,326	29,004	101,112	76,863
Cost of revenue:
Product	9,764	8,652	28,206	22,866
Software subscriptions and service	1,678	1,111	4,683	2,956
Total cost of revenue	11,442	9,763	32,889	25,822
Gross profit	23,884	19,241	68,223	51,041
Operating expenses:
Research and development	7,544	6,510	20,515	18,941
Sales and marketing	18,056	14,507	53,636	42,011
General and administrative	5,224	4,858	15,196	12,673
Operating loss	(6,940)	(6,634)	(21,124)	(22,584)
Interest income	10	2	19	9
Interest expense	(458)	(141)	(1,382)	(342)
Other income (expense), net	95	(1,305)	154	(2,173)
Loss before income taxes	(7,293)	(8,078)	(22,333)	(25,090)
Income tax provision	(81)	(58)	(236)	(343)
Net loss and comprehensive loss	$(7,374)	$(8,136)	$(22,569)	$(25,433)

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Product	87%	91%	88%	91%
Software subscriptions and service	13	9	12	9
Total revenue	100	100	100	100
Cost of revenue:
Product	28	30	28	30
Software subscriptions and service	5	4	5	4
Total cost of revenue	32	34	33	34
Gross profit	68	66	67	66
Operating expenses:
Research and development	22	22	20	25
Sales and marketing	51	50	53	55
General and administrative	15	17	15	16
Operating loss	(20)	(23)	(21)	(30)
Interest income	—	—	—	—
Interest expense	(1)	—	(1)	—
Other income (expense), net	—	(5)	—	(3)
Loss before income taxes	(21)	(28)	(22)	(33)
Income tax provision	—	—	—	—
Net loss and comprehensive loss	(21)%	(28)%	(22)%	(33)%

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenues:
Product	$30,776	$26,376	$4,400	17%	$89,358	$70,296	$19,062	27%
Software subscriptions and service	4,550	2,628	1,922	73%	11,754	6,567	5,187	79%
Total revenue	$35,326	$29,004	$6,322	22%	$101,112	$76,863	$24,249	32%

Percentage of revenues:
Product	87%	91%			88%	91%
Software subscriptions and service	13%	9%			12%	9%
Total	100%	100%			100%	100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue by geographic region:
Americas	$23,408	$17,264	$6,144	36%	$65,273	$51,327	$13,946	27%
EMEA	9,076	8,696	380	4%	26,080	19,141	6,939	36%
APAC	2,842	3,044	(202)	(7)%	9,759	6,395	3,364	53%
Total revenue	$35,326	$29,004	$6,322	22%	$101,112	$76,863	$24,249	32%

Percentage of revenue by geographic region:
Americas	66%	60%			65%	67%
EMEA	26%	30%			25%	25%
APAC	8%	10%			10%	8%
Total	100%	100%			100%	100%

Total revenue increased $6.3 million, or 22%, during the three months ended September 30, 2014 compared to the comparable period in 2013, and increased $24.2 million, or 32%, during the nine months ended September 30, 2014, compared to the comparable period in 2013, due to the increasing demand for our products and software subscriptions and service offerings.
The increase in product revenue was primarily the result of an aggregate increase in product unit shipments largely driven by sales of our intelligent access points and our unified network management system, HiveManager.
The increase in our software subscriptions and service revenue of $1.9 million and $5.2 million during the three and nine months ended September 30, 2014, respectively, compared to the comparable period in 2013, was primarily driven by the increase in sales of PCS and SaaS in connection with increased sales of products and an increase in the number of our end-customers, and recognition of deferred revenue.
The Americas and EMEA accounted for the majority of the increase in our total revenue from period to period. Our total number of end-customers increased from over 11,000 as of September 30, 2013 to more than 17,000 as of September 30, 2014.

Cost of Revenues, Gross Profit and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of revenues:
Product	$9,764	$8,652	$1,112	13%	$28,206	$22,866	$5,340	23%
Software subscriptions and service	1,678	1,111	567	51%	4,683	2,956	1,727	58%
Total cost of revenues	$11,442	$9,763	$1,679	17%	$32,889	$25,822	$7,067	27%

Gross margin:
Product	68.3%	67.2%			68.4%	67.5%
Software subscriptions and service	63.1%	57.7%			60.2%	55.0%
Total gross margin	67.6%	66.3%			67.5%	66.4%
We primarily attribute the increase in our cost of product revenue to an increase in sales of our products. We primarily relate the increase in our cost of software subscriptions and service revenue to an increase in service and support personnel headcount in the three and nine months ended September 30, 2014 as compared to the same periods in 2013, and an increase in datacenter costs. Our service and support personnel headcount increased from 23 as of September 30, 2013 to 27 as of September 30, 2014.
Our gross margin was 67.6% and 66.3% for the three months ended September 30, 2014 and 2013, respectively, and 67.5% and 66.4% for the nine months ended September 30, 2014 and 2013, respectively.
Our product gross margin increased for the three months ended September 30, 2014 as compared to the same period in 2013, mainly due to the increased adoption of our new AP230 802.11ac Gigabit Wi-Fi access point.
Our product gross margin increased for the nine months ended September 30, 2014 as compared to the same period in 2013, due to improvement in the nine months ended September 30, 2014 in our margin profile based on product mix and due to continued efficiencies in our product costs due to product design and supply chain management.
Our software subscriptions and service gross margin increased from 57.7% to 63.1% for the three months ended September 30, 2014 as compared to the same period in 2013, and increased from 55.0% to 60.2% for the nine months ended September 30, 2014 as compared to the same period in 2013. Such increases were primarily due to higher growth in our software subscriptions and service revenue than our related cost of delivering these software subscriptions and services.
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$7,544	$6,510	$1,034	16%	$20,515	$18,941	$1,574	8%
% of revenue	22%	22%			20%	25%

Research and development expenses increased in the three and nine months ended September 30, 2014 as compared to the same period in 2013, primarily due to the increase in personnel and related allocated costs of facilities and information technology infrastructure were partially offset by the capitalized development costs for our SaaS offerings under development.

For the three and nine months ended September 30, 2014 as compared to the same period in 2013, personnel and related costs increased $1.9 million and $4.5 million, including bonuses and stock-based compensation expense of $0.8 million and $1.7 million, respectively, as we increased our research and development headcount to support continued investment in our future product and service offerings. The increase in personnel and related costs was partially offset by $1.2 million and $3.4 million, respectively, of personnel and related costs, including bonuses and stock-based compensation capitalized for development of our SaaS offerings. The remaining increase was mainly due to higher costs related to hardware prototype-related expenses. depreciation expenses and certain allocated facilities and information technology infrastructure costs. Our research and development headcount slightly increased from 216 as of September 30, 2013 to 218 as of September 30, 2014. We expect our research and development costs to continue to increase in absolute dollars, as we continue to invest in developing new products and new versions of our existing products.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$18,056	$14,507	$3,549	24%	$53,636	$42,011	$11,625	28%
% of revenue	51%	50%			53%	55%

Sales and marketing expenses increased for the three and nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to increases in personnel and related costs of $2.5 million and $7.8 million, respectively, including increased headcount, bonus expenses and higher commissions of $0.5 million and $2.2 million, respectively. Our sales and marketing expenses also increased due to higher marketing program expenses of $0.3 million and $1.8 million, respectively, and increases in our other sales and marketing related activities. Our sales and marketing headcount increased from 202 as of September 30, 2013 to 222 as of September 30, 2014. We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to add sales personnel and continue marketing programs.
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
General and administrative	$5,224	$4,858	$366	8%	$15,196	$12,673	$2,523	20%
% of revenue	15%	17%			15%	16%
General and administrative expenses increased for the three and nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to increases in personnel and related costs of $0.6 million and $2.3 million, including bonuses and higher stock-based compensation, respectively. These increases were partially offset by decreases in professional services costs. Our general and administrative headcount increased from 63 as of September 30, 2013 to 75 as of September 30, 2014. We expect that general and administrative expenses will continue to increase in absolute dollars due primarily to costs associated with being a public company and to support the growth in our business.
Interest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest expense	$(458)	$(141)	$(317)	225%	$(1,382)	$(342)	$(1,040)	304%
Interest expense consists of interests from our loan credit facilities. We primarily attribute the increase in our interest expense to the $10.0 million we borrowed from TriplePoint Capital LLC in December 2013 under our term loan credit facility.
Other Income (Expense), Net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$95	$(1,305)	$1,400	(107)%	$154	$(2,173)	$2,327	(107)%
Our other income (expense), net, primarily consists of fair value remeasurement of our convertible preferred stock warrants. Upon completion of the IPO in April 2014, all convertible preferred stock warrants became exercisable for shares of common stock and are no longer subject to fair value remeasurement, resulting in decrease of other expense.

Liquidity and Capital Resources
Capital Resources
As of September 30, 2014, we had cash and cash equivalents of $106.2 million, $105.5 million of which was held within the United States.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(2,340)	$(6,423)
Net cash used in investing activities	(4,765)	(1,751)
Net cash provided by financing activities	78,319	12,476
Net increase (decrease) in cash and cash equivalents	$71,214	$4,302
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
In the nine months ended September 30, 2014, operating activities used $2.3 million of cash as a result of our net loss of $22.6 million, partially offset by non-cash charges of $8.1 million and a net change of $12.2 million in our net operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $6.3 million and depreciation and amortization expense of $1.8 million. The net change in our net operating assets and liabilities was primarily due to a $12.3 million increase in deferred revenue as a result of an increase in sales of PCS and SaaS, an increase of $2.3 million in accrued liabilities, and an increase of $1.4 million in accounts payable, partially offset by an increase in cash used for inventory purchases of 2.7 million. Our days sales outstanding, or DSO, which we define as the number of days it takes us to collect revenue after a sale has been made, based on a 90-day average, was 43 days as of September 30, 2014.
In the nine months ended September 30, 2013, operating activities used $6.4 million of cash as a result of our net loss of $25.4 million, partially offset by non-cash charges of $5.6 million, and a net change of $13.4 million in our net operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $2.5 million, depreciation and amortization expense of $1.1 million, and remeasurement of the fair value of our convertible preferred stock warrants of $2.0 million. The net change in our net operating assets and liabilities was primarily due to a $9.8 million increase in deferred revenue as a result of an increase in sales of PCS and SaaS, an increase of $1.2 million in accounts payable, and an increase of $1.5 million in accrued liabilities, partially offset by an $1.3 million decrease in inventory. Our DSO was 38 days as of September 30, 2013.
Investing Activities
Our investing activities have primarily consisted of purchases of property and equipment. In fiscal 2014, our investing activities also consisted of capitalized development costs of our SaaS offerings.

In the nine months ended September 30, 2014, cash used in investing activities was $4.8 million, primarily attributable to capitalization of internal software development costs of $3.1 million, and purchases of property and equipment of $1.6 million, relating primarily to manufacturing, research and development lab equipment and purchased software.
In the nine months ended September 30, 2013, cash used in investing activities was $1.8 million and was attributable to purchase of property and equipment, relating primarily to computer and other infrastructure equipment, testing and imaging equipment, and research and development lab equipment.
Financing Activities
Our financing activities have primarily consisted of the private placements of convertible preferred stock, issuance of debt and proceeds from exercises of stock options, as well as proceeds from the sale of common stock in our IPO in April, 2014.
In the nine months ended September 30, 2014, financing activities provided $78.3 million of cash, primarily as a result of net proceeds of $80.2 million from our IPO in April 2014 (net of the underwriters' discounts and commissions), $0.9 million increase in net proceeds from exercises of convertible preferred stock warrants and $1.2 million in proceeds from exercises of stock options, partially offset by $4.0 million payment of offering costs related to our IPO.
In the nine months ended September 30, 2013, financing activities provided $12.5 million of cash, primarily as a result of net proceeds of $9.9 million from the sale of our convertible preferred stock and $1.0 million in proceeds from exercises of stock options.
Debt Obligations
In June 2012, we entered into a revolving credit facility with Silicon Valley Bank for an aggregate principal amount of up to $10.0 million, with a sublimit of $3.0 million for borrowings guaranteed by the Export-Import Bank of the United States. Our revolving credit facility is collateralized by substantially all of our property, other than our intellectual property. Our revolving credit facility bears monthly interest at a floating rate equal to the greater of (1) 4.00% or (2) prime rate plus 0.75%. The revolving loans may be borrowed, repaid and reborrowed until June 29, 2015, when all outstanding amounts must be repaid. As of September 30, 2014, we have drawn $10.0 million under our revolving credit facility.
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
In December 2013, we drew $10.0 million under this term loan credit facility, which remained outstanding as of September 30, 2014. In April 2014, the stated rate of interest was reduced by one-half percent (0.5%) due to the effectiveness of our IPO on March 28, 2014. We may prepay these loans in whole at any time but are required to pay the end of term payment, plus an early repayment fee of 1% of the loan balance outstanding if repaid within twelve months. We may not re-borrow amounts we repay under this term loan credit facility.
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
We were in compliance with all covenants under our revolving credit facility and term loan credit facility as of September 30, 2014.
Off-Balance Sheet Arrangements
Through September 30, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and our outstanding debt obligations. We had cash and cash equivalents of $106.2 million and $35.0 million as of September 30, 2014 and December 31, 2013, respectively. These amounts were held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments.
We have outstanding debt of $20.0 million as of September 30, 2014, consisting of our $10.0 million in borrowings under our revolving line of credit and $10.0 million under our term loan credit facility. The revolving line of credit bears interest at a variable rate. As of September 30, 2014, the interest rate under our revolving line of credit was 4% per annum. A hypothetical 10% change in our interest rate would have an insignificant impact on our consolidated financial statements.
In December 2013, we borrowed $10.0 million under our term loan credit facility under two separate loans. The first long-term loan was for $7.5 million and the second long-term loan was for $2.5 million. As of September 30, 2014, the stated

rates of interest were 10.25% and 9.25%, respectively. A hypothetical 10% change in our interest rates would have an insignificant impact on our consolidated financial statements.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have a history of losses and we have never achieved profitability on a quarterly or annual basis. We anticipate that we will continue to incur net losses for at least the foreseeable future. We experienced net losses of $24.7 million, $33.2 million and $22.6 million for fiscal year 2012, 2013 and the nine months ended September 30, 2014, respectively. As of September 30, 2014, our accumulated deficit was $142.9 million. We expect to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel, including personnel relating to sales and marketing, technology development and support. If we fail to increase our revenue and manage our cost structure, we may not achieve or sustain profitability in the future. As a result, our business and prospects would be harmed.
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

•	the typical sequential expansion of our operating performance from the first quarter to the second quarter, our ability to sustain that expansion in subsequent quarters;

•	our ability to hire, train, develop, integrate and retain a sufficient number of skilled sales and engineering employees to support our continued growth, including internationally;

•	turn-over of our skilled sales and engineering employees, including internationally;

•	the complexity, length and associated unpredictability of our sales cycles for our products and services;

•	changes in end-customers’ budgets for technology purchases and delays in their purchasing decisions and cycles;

•	technical challenges in end-customer networks, unrelated to our products, which could delay adoption and installation of our products and purchases of our services;

•	changing market conditions;

•	changes in the competitive dynamics of our target markets, including new entrants, further consolidation and pricing trends;

•	variation in sales channels, product costs, prices or the mix of products we sell;

•	our contract manufacturers’ and component suppliers’ ability to meet our product demand forecasts on time, at acceptable prices, or at all;

•	our ability to develop and make more productive relationships with our channel partners and our channel partners’ ability to effectively distribute our products;

•	the timing of our product releases or upgrades by us or by our competitors;

•
our ability to develop, introduce and ship in a timely manner new products and product enhancements, to support and improve such products after introduction, and to anticipate future market demands that meet our end-customers’ and channel partners’ requirements;

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

•	our ability to control costs, including our operating expenses and the costs of the components we purchase while also continuing to invest in sales, marketing, engineering and other activities;

•	any decision we might make to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	growth in our headcount, including hiring related to our status as a public company, and hiring to support any future growth in our business, especially skilled sales and engineering employees;

•	volatility in our stock price, which may lead to higher stock compensation expenses or harm our ability to effectively incentivize our employees using stock compensation;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

•	our ability to achieve as of any particular period or over time a level of financial performance consistent with the expectations of our investors and industry analysts; and

•	general economic or political conditions in our domestic and international markets.

The effects of these factors individually or in combination could result in unpredictability in our quarterly and annual operating results and our ability to forecast those results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of our investors or financial analysts for any period. We may release guidance in our quarterly earnings conference call, quarterly earnings releases, or otherwise, based on predictions of management, which are necessarily speculative in nature. Our guidance may vary materially from actual results.

For example, on October 13, 2014, we issued a press release announcing our preliminary results for the third quarter ended September 30, 2014, which were below our previously stated guidance primarily due to weaker than expected order volume. If the rate of growth of our revenue or operating results fall below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated revenue or earnings forecasts.
The seasonality of our business creates significant variance in our quarterly revenue, which makes it difficult to compare or forecast our financial results on a quarter-by-quarter basis.
Our revenue fluctuates on a seasonal basis, which affects the comparability of our results between periods. For example, our total revenue has historically increased significantly in the second quarter compared to the first quarter, primarily due to the impact of increased seasonal demand by end-customers in the education vertical, which has historically carried over into our third quarter. We also historically have seen a sequential increase in our fourth quarter total revenue due to end of year spending by enterprise customers. Our total revenue has historically decreased from our fourth quarter to the first quarter of our next fiscal year, also due to seasonal buying patterns and budget cycles within both our education vertical and general enterprise end-customers. Demand in the education vertical tends to be weakest in the fourth quarter. We also historically have seen a sequential increase in end-of-year purchases by enterprise customers in our fourth quarter, which we believe is mainly due to an expectation to complete purchases within their calendar year budget cycle. These seasonal variations are difficult to predict accurately and at times may be entirely unpredictable. For example, we typically experience sequential expansion of our operating performance from the first quarter to the second quarter, which creates execution and delivery challenges in subsequent quarters. Our ability to sustain that expansion in subsequent quarters, particularly in our less developed sales territories, introduces additional risk into our business and our ability accurately to provide our own publicly stated revenue and earnings forecasts. In addition, we rely upon forecasts of end-customer demand to build inventory in advance of anticipated sales. We believe our past growth has, in part, made our seasonal patterns more difficult to discern, making it more difficult to predict future seasonal patterns. Moreover, part of our strategy is to increase our sales in non-education verticals, and if our sales mix changes the seasonal nature of our revenue may change in an unpredictable way, which could increase the volatility of both our financial results and stock price.
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
A significant portion of our revenue is concentrated in the education and, to a lesser extent, the healthcare industry verticals. The majority of our sales in education is concentrated in both public and private K-12 institutions. These industry verticals are characterized by long sales cycles, and often require additional sales efforts. In addition, these industry verticals typically operate on limited budgets, and depend on annual budget approvals, which add additional uncertainty to the sales cycle. For example, the U.S. federal government has announced a program whereby it would provide supplemental funding to local school districts in conjunction with its ConnectEd initiative to assist districts to upgrade their technical infrastructure, including Wi-Fi infrastructure. The incremental federal funding is potentially significant and would be available over a two-year period, beginning later in 2015. However, this program, its eligibility criteria, the timing and specific amount of federal funding actually available and which Wi-Fi infrastructure and product sectors will benefit, are uncertain and still subject to final federal program approval and funding appropriation. Corresponding program approval and funding appropriation by respective states and local districts is also uncertain, and even upon such approval and appropriation local districts must still then submit and have approved applications consistent with the final timing and eligibility requirements of the federal program. The prospect of future federal funding may also cause K-12 institutions to delay or defer near-term transactions to purchase our products. These are specific examples of the many factors which add additional uncertainty to our future revenue from our education end-customers.
Our sales cycles often require significant time, effort and investment and are subject to risks beyond our control.
Our sales efforts can take several quarters, and involve educating our potential customers about the applications and benefits of our products, including the technical capabilities of our products. In our newly developing sales territories we have experienced slower than expected sales growth. As a result we are increasing our investment in these developing territories, which may take significant time and effort in order to realize growth. Sales to the education vertical are an important sales channel for us, and can involve an extended sales cycle. In addition, sales to our enterprise customers may involve an extended sales cycle, and often initial purchases are small. Purchases of our products are also frequently subject to our end-customers’ budget constraints, multiple approvals, unplanned administrative processing and other risks and delays. Moreover, the evolving nature of the market may lead prospective end-customers to postpone their purchasing decisions pending resolution of wireless networking or other standards, or wait for adoption of technology developed by others. In addition, we pay our sales staff commissions upon receiving orders; however, we typically recognize revenue on products only after the products are shipped to end-customers, or until certain other terms of sales are satisfied. As a result, the cost of obtaining sales, including paying sales commissions, may occur in a fiscal period prior to the fiscal period in which we may recognize revenue from a sale, which may cause additional fluctuations in our operating results from quarter to quarter.
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
Developing our products is challenging and involves substantial commitment of resources and significant development risk. Each phase in our product development presents serious risks of failure, rework or delay, any one of which could impact the timing and cost-effective development of products, and each of which could affect our ability to take advantage of a business opportunity or could jeopardize end-customer acceptance of the product. We have experienced in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. In addition, the introduction of new or enhanced products requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices, and ensure that new products can be timely delivered to meet our end-customers’ demand and to limit inventory obsolescence. Further, after delivery of new products, we may identify and must timely address performance issues as the products are used in the field. If we do not carefully manage the timing of our new products or product feature releases, and effectively support the new products and product feature releases, we could interfere with our end-customers’ continued purchases of our legacy product offerings and disrupt the pricing environment for our new and legacy products, which could drive down our revenues and operating margins. As a result, we may not be successful in modifying our current products or introducing new products in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results and prospects would be materially harmed. In addition, a substantial portion of our research and development efforts is located in Hangzhou, China, subjecting us to risks associated with international development efforts, including increased difficulty overseeing such operations, local, national and international instability, differing labor laws, our ability to protect and prevent competitive misuse of product development efforts, including intellectual property critical to our business, and our ability to train, develop and retain our key personnel.
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
Currently, we focus a significant portion of our business on the education, retail and healthcare verticals. Part of our strategy is to target new industry verticals and geographies, which may depend on developing new products targeted to such sectors. In addition, we also plan to continue to expand to additional countries beyond those in which we currently operate. We also intend to develop new channel relationships to reach additional end-customers to further diversify our revenue base. Targeting new industry verticals and geographies and developing customized products and partnerships, including our channel partners, targeted to these industry verticals and geographies may be expensive, require us to attract, train, develop, integrate and retain qualified employees and key sales personnel, and increase our research and development costs, as well as our sales and marketing expenditures. We must also further develop and make more productive relationships with our channel partners and our channel partners’ ability to effectively distribute our products. We do not know if we will be successful in any of these efforts, or whether the level of success we achieve will justify the additional spending required. Our operating margin would be harmed if our strategy is unsuccessful, which could adversely affect the value of our common stock.
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
As of September 30, 2014, we had 690 channel partners under contract with which we have direct relationships, through which we make virtually all of our sales. These channel partners consist of VADs, and value-added resellers, or VARs. We believe that establishing and maintaining successful relationships with these channel partners is, and will continue to be, important to our financial success. Recruiting and retaining qualified channel partners and training them in our technology and product offerings require significant time and resources. Additionally, we need to recruit and develop different qualified channel partners for different geographic regions and markets. To develop and expand our channel, we must continue to scale and improve our processes and procedures that support our channel partners, including investment in systems and training.
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
We expect to continue to sell our products in new geographic markets where we do not have significant current business as well as to a broader customer base. To succeed in certain of these markets, we will need to develop and manage new sales channels and distribution arrangements. In the past we have seen slower than expected growth in new sales territories. Because we have limited experience in developing and managing such channels, we may not be successful in further penetrating certain geographic regions or reaching a broader customer base. Failure to develop or manage additional sales channels effectively would limit our ability to succeed in these markets and could adversely affect our ability to grow our business.
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
Our success is substantially dependent upon the continued service and performance of our senior management team and other key personnel, including David K. Flynn, who is our Chief Executive Officer, Gordon C. Brooks, who is our Senior Vice President, Chief Financial Officer, Dean Hickman-Smith, who is our Senior Vice President, Worldwide Field Operations, Efstathios Papaefstathiou, who is our Senior Vice President, Engineering, and David Greene, who is our Senior Vice President,

Chief Marketing Officer. Our employees, including our senior management team, are at-will employees, and therefore may terminate employment with us at any time with no advance notice. The replacement of any members of our senior management team or other key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.
Our future success also depends on our ability to continue to attract, integrate and retain highly skilled personnel, especially skilled sales and engineering employees. Recently we have experienced higher than normal turn-over, which could have an adverse affect on our revenue. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we maintain our headquarters and a substantial operating presence, and Hangzhou China, where we maintain our principal research presence and need for highly skilled personnel. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our employees have become, or will soon become, vested in a substantial amount of stock or number of stock options. Our employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. Further, our employees’ ability to exercise those options and sell their stock in a public market may result in a higher than normal turnover rate. The lack of performance in our stock price may affect our ability to attract new employees by decreasing the perceived value of any stock based compensation we may offer and affect our ability to retain existing employees who may have significant number of options and cannot realize significant gains from the exercise of their options because the exercise prices of the options that they hold are above or close to the market price of our common stock. Prolonged periods of low performance or volatility in our stock price could negatively impact our appeal as an employer increase employee turnover and harm employee morale, including amongst our China and Silicon Valley-based employees. Any failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs may negatively impact our growth. Also, to the extent we hire personnel from our competitors, we may be subject to allegations that these new hires have been improperly solicited, or that they have divulged to us proprietary or other confidential information of their former employers, or that their former employers own their inventions or other work product.
Our ability to sell our products is highly dependent on the quality of our support offerings, and our failure to offer high quality support would have a material adverse effect on our sales and results of operations.
Once our products are deployed, our end-customers depend on our support organization and support provided by our channel partners to resolve any issues relating to our products. Our support delivery organization comprises employees in various geographic locations and an outside service provider, which provides more general support delivery. A high level of support is important for the successful marketing and sale of our products. If we do not effectively help our end-customers quickly resolve issues or provide effective ongoing support, it would adversely affect our ability to sell our products to existing end-customers and could harm our reputation with potential end-customers.
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
We derive a significant portion of our revenue from end-customers and channel partners outside the United States. For each of the nine months ended September 30, 2014 and 2013, we attributed 39% and 39% of our revenue to our international end-customers and channel partners. As of September 30, 2014, approximately 44% of our full-time employees were located outside of North America, with 30% located in China. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources. Therefore, we are subject to risks associated with having significant worldwide operations, such as compliance with anticorruption laws.
International operations are subject to other inherent risks and our future results could be adversely affected by a number of factors, including:

•
tariffs and trade barriers, export regulations and other regulatory or contractual limitations, such as import, technical and other certification requirements, on our ability to sell or develop our products in certain foreign markets;

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

•	difficulties and costs of staffing and managing foreign operations, and retaining key personnel;

•	differing labor standards;

•	the uncertainty of protection for our intellectual property rights and the enforceability of our rights and third-party rights in some countries;

•	potentially adverse tax consequences, including regulatory requirements regarding our ability to repatriate profits to the United States;

•	added legal compliance obligations and complexity, including complying with varying requirements regarding data privacy;

•	the increased cost of terminating employees in some countries; and

•	political and economic instability and terrorism.
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

•
differing technical and environmental standards, data privacy and telecommunications regulations and certification requirements, which could prevent the import, sale or use of our products or SaaS offerings in such countries;

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
We have expanded our operations significantly since inception and anticipate that we will require further significant expansion to achieve our business objectives. For example, our revenue for fiscal years 2011, 2012 and 2013 was $34.0 million, $71.2 million and $107.1 million, respectively and our global headcount as of the end of fiscal years 2011, 2012 and 2013, was approximately 230, 460 and 520 employees, respectively. For the nine months ended September 30, 2014, our revenue was $101.1 million and our global headcount as of September 30, 2014 was 554 employees. The growth and expansion of our business and product offerings places a continuous and significant strain on our management, operational and financial resources. Any such future growth would also add complexity to and require effective coordination throughout our organization.
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
Our cash and cash equivalents were $106.2 million as of September 30, 2014, and were primarily held in money market funds. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Any deterioration in the U.S. and global credit and financial markets is a possibility, which could cause losses or significant deterioration in the value of our cash, cash equivalents or possible investments. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents and possible investments, which may affect our ability to fund future obligations. Further, unless and until the current U.S. and global political, credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our business, operating results and financial condition.
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
Our platform may contain undetected errors or defects when introduced or as we release new versions. We have experienced these errors or defects in the past in connection with new releases and solution upgrades, and we expect that errors or defects will be found from time to time in future releases after their commercial release. Since our end-customers use our platform for security and compliance reasons, any errors, defects, disruptions in service or other performance problems may damage our end-customers’ business and could hurt our reputation. If that occurs, we may incur significant costs, the attention of our key personnel could be diverted, our end-customers may delay or withhold payment to us or elect not to continue to use our solution or renew our service, defer further purchases or other significant customer relations problems may arise. We may also be subject to liability claims for damages related to errors or defects in our platform.
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
On June 21, 2012, we entered into a revolving credit facility with Silicon Valley Bank, which we refer to, as amended, as our revolving credit facility. As last amended on August 23, 2013, the credit facility provides for a revolving facility of up to $10.0 million, with a sublimit of $3.0 million for borrowings guaranteed by the Export-Import Bank of the United States. As of September 30, 2014, we have drawn $10.0 million under this revolving credit facility.
On August 23, 2013, we entered into a credit facility with TriplePoint Capital, which we refer to as our term loan credit facility. The credit facility provides for term loans of up to $20.0 million. As of September 30, 2014, we have drawn $10.0 million under this term loan credit facility.
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
Software subscriptions and service revenue, consisting of sales of new or renewal subscription and support and maintenance contracts accounts for a significant portion of our revenue, comprising 6.4% of total revenue for the year ended December 31, 2012, 8.9% of total revenue for the year ended December 31, 2013, and 13% and 12% for the three and nine months ended September 30, 2014, respectively. Service revenue might decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our offerings, the prices of our offerings, the prices of products and services offered by our competitors and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support and maintenance contracts decline, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one, three or five years. As a result, much of the service revenue we report each fiscal quarter is the recognition of deferred revenue from service contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.
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

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships or capital commitments;

•	public analyst or investor reaction to our press releases, other public announcements and filings with the Securities and Exchange Commission;

•	rumors and market speculation involving us or other companies in our industry;

•	investor reaction to announcements we may make concerning our operations, business initiatives or operating performance;

•
actual or anticipated changes in our results of operations or fluctuations in our operating results, including any actual or perceived slowing in our rate of growth or ability to achieve profitability at all or on a schedule predetermined by our investors or industry analysts;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or our products, or third-party proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	changes in our senior management or our Board;

•	general economic conditions and slow or negative growth of our markets; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
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
Our directors and executive officers and stockholders holding more than 5% of our capital stock and their affiliates, excluding stockholders and affiliates holding between 5% and 10% of our capital stock not affiliated with any of our officers or directors, and do not possess any other indicia of control with respect to our company, beneficially own, in the aggregate, approximately 53.1% of our outstanding common stock based on the number of shares outstanding as of September 30, 2014. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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

AEROHIVE NETWORKS, INC.

Date: November 12, 2014	By:	/s/ David K. Flynn
David K. Flynn
President and Chief Executive Officer

AEROHIVE NETWORKS, INC.
Date: November 12, 2014
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