Form 10-K
period 2014-12-31
AEROHIVE NETWORKS, INC
filed 2015-03-17
CIK 1372414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 001-36355

Aerohive Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4524700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

330 Gibraltar Drive
Sunnyvale, California 94089
(408) 510-6100

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes   ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes  ☐   No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $182.1 million based upon the closing sale price of such stock on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 10% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.
The number of shares of the registrant's common stock, par value $0.001, outstanding as of March 10, 2015 was 46,613,871.

The Aerohive Networks design logo and the marks “Aerohive®,” “HiveManager®” and “HiveOS®” are the property of Aerohive Networks, Inc. All Rights Reserved. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of other companies.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to predict our revenue, operating results and gross margin accurately;

•	our ability to predict economic, political and business conditions in the markets in which we operate;

•	our ability to maintain an adequate rate of revenue growth and achieve and maintain profitability;

•	our ability to transition to new product offerings while maintaining our service level commitments to end-customers;

•	the length and unpredictability of our sales cycles with service provider end-customers;

•	any potential loss of or reductions in orders from our larger customers;

•	our ability to maximize the economic opportunity of the U.S. Federal Communications Commission’s (“FCC”) E-Rate program;

•	the effects of increased competition in our market and our ability to compete with larger competitors with greater financial, technical and other resources;

•	our ability to continue to enhance and broaden our product offering;

•	our ability to maintain, protect and enhance our brand;

•	our ability to effectively manage our growth;

•	our ability to attract new end-customers within the verticals and geographies we currently operate in and those that we target;

•	our ability to maintain effective internal controls;

•	the quality of our products and services;

•	our ability to continue to build and enhance relationships with channel partners;

•	our ability to attract, hire, train and retain qualified employees and key personnel, particularly in sales and engineering;

•	our ability to maximize our sales execution process and effectively ramp sales in underdeveloped territories;

•	our ability to sell our products and effectively expand internationally;

•	the effects of fluctuations in currency exchange rates;

•	our ability to protect our intellectual property;

•	claims that we infringe intellectual property rights of others; and

•	other risk factors included under the section titled “Risk Factors.”
These forward-looking statements are based on information available to us as of the date of this report and current expectations, forecasts and assumptions are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and, in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission, or SEC. Our forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements
The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report.

PART I

ITEM 1.    BUSINESS
Overview
Aerohive Networks, Inc. and together with its subsidiaries (“Aerohive Networks,” “Aerohive,” “Company,” “we,” “us,” and “our”) has designed and developed a leading cloud-managed mobile networking platform that enables enterprises to use the power of mobility and Wi-Fi to deploy a mobile-centric network edge. Our products include intelligent access points, routers and switches. We manage these products through our cloud services platform, which delivers cloud-managed network management and mobility applications giving end-customers a single, unified and contextual view of the entire network edge.
Our Platform
Our platform leverages the power of the cloud and of our distributed, controller-less architecture to deliver unified, intelligent, simplified networks that can be cost-effectively deployed. Our scalable and flexible platform makes enterprise-class wireless available to enterprises regardless of their level of IT resources and enables a consistent network architecture to be deployed across enterprises of all sizes.
Our platform delivers the following key benefits to customers:

•
Simplicity of one architecture.    Our platform provides a single architecture across our entire wired and wireless portfolio that scales to support all deployment scenarios, from small deployments with fewer than ten access points to enterprise-wide deployments of 10,000 or more access points.

•	Lower cost to deploy. Our distributed, controller-less architecture eliminates the need for costly controllers and delivers significant capital and operating expense cost savings.

•
Scalability.    Our platform is highly scalable. By eliminating the controller and its resulting requirement to purchase capacity in fixed units and by leveraging our cloud management capabilities, our end-customers can scale deployments linearly as their needs grow.

•	Ease of deployment and management by leveraging the cloud. Our platform eases the deployment of the services and applications that deliver the mobile-centric network edge by leveraging the cloud.

•
Context-based visibility and control.    Our platform gives customers the ability to see network usage and apply network policy based on granular, data-rich context, providing a high level of intelligence to the network.

•
Robust security enforcement at the edge.    Our platform enforces robust security policy at the network edge instead of at a centralized controller, which reduces the need for customers to choose between security, performance and cost effectiveness.

•
Unification of wired and wireless networks.    Our platform unifies management across wired, wireless and client devices allowing consistent context-based policy to be applied across the infrastructure and providing a unified and contextual view of the mobile-centric network edge.

•	Reduced operating cost and complexity. The unification and simplification provided by our software eases administration and ongoing operating cost.
Technology
We have developed an approach for delivering enterprise mobility that combines the scale, simplicity, and economies of the cloud with the distributed intelligence of our proprietary mobility-optimized network operating system. Our cloud-managed mobile networking platform consists of three elements: our cloud services platform, our HiveOS operating system, and our portfolio of hardware products. By combining cloud management with distributed intelligence, we can deliver an auto-discovering, self-organizing, and self-healing network system that shares information among its members. When Aerohive hardware products are connected to a network they communicate over wired and wireless interfaces to auto-discover other Aerohive products, and initiate communications to establish a group, or Hive. The Aerohive products that are configured to be part of the same Hive will share information about physical and logical network topology, neighboring products, device connections and Radio Frequency environment, or RF environment, to enable the products to self-organize into a coordinated network system that enables mobile networking. The members of the Hive will regularly communicate to the other members of the Hive to allow for seamless mobility, re-optimization of the network and system reconfiguration enabling self-healing in the event of a failure of part of the Hive. This eliminates the need for dedicated controllers, and is easy to provision and centrally administer. This distributed approach mirrors the architecture of traditional switching and routing infrastructures, which allows Aerohive to employ a single, scalable, highly reliable and cost-effective architecture across our portfolio.
Cloud Services Platform.    Our cloud services platform enables easy deployment of our products and delivers cloud-based network management and mobility applications that enable a single, unified and contextual view of the mobile-centric network edge. The platform is built on a number of significant technologies in both the underlying infrastructure and in the applications delivered on that infrastructure.
Application-level technologies include:

•	Single, integrated network management application and console used for configuration, monitoring, troubleshooting, and reporting.

•
Policy-based network management that enables network and user policies to be defined and applied across complex, heterogeneous networks. The technology simplifies administration by abstracting policy configuration from the underlying network configuration and translating policy changes into unique network configurations based on differences in location, product type or attribute tag.

•	Multi-tenant, role-based administration that enables granular admin control by function, location and policy.

•
Cloud-based authentication infrastructure that is built on RADIUS, or a Remote Authentication Dial-In User Service, which is a widely deployed authentication and authorization protocol to securely allow access on to a network, and RADsec, which is a more secure version of the RADIUS protocol, and is integrated with SMS providers to enable creation and distribution of credentials for users and guests in an efficient, closed-loop process.

•
Cloud-based certificate authority that simplifies and automates the creation and distribution of certificates to our HiveOS-based products and to client devices to enable dramatically easier secure, certificate-based, authentication.

•	Cloud-based client management service that interfaces with Apple Push Notification Services to enable simplified client device management.

•	HyperText Markup Language (“HTML”) 5-based user interface enabling management from mobile devices.

•	Context-based and widget-based dashboard allowing flexible, context-based visualization of network usage and state.

•	Application Program Interfaces (“APIs”) to integrate with third-party cloud products and access the management and operational data collected by our products.
Infrastructure-level technologies include:

•
Multi-version account migration technology that enables multiple versions of our software to be supported simultaneously in the cloud and allows end-customers to upgrade on-demand between different versions, giving end-customers the feature stability of on premise software with the ease of upgrade of the cloud.

•
An extended implementation of the Control and Provisioning of Wireless Access Points (“CAPWAP”) protocol that enables scalable, secure, reliable, and efficient connections from our HiveOS-based products to our cloud, eliminating the need to set up a management network virtual private network (“VPN”) and minimizing the need to modify firewall rules through the use of firewall traversal techniques.

•
Cloud-based licensing and provisioning systems that integrate into Aerohive’s business systems and provide interfaces to channel partners to enable zero-touch provisioning of products as they are delivered from Aerohive or from partner stock; zero-touch provisioning is the ability to deploy Aerohive devices without the need to preconfigure the device before shipping it to a location and without sending a technician on site to configure the device.

•	Single sign-on infrastructure that provides end-customers with easy access to multiple cloud accounts and applications and facilitates activation of new services.

•
Provisioning, monitoring, security and disaster recovery technologies to facilitate deployment and operation of our cloud services platform across the multiple instances we operate utilizing cloud infrastructure run out of SAS70 Type II certified datacenters.

HiveOS.    Our mobility-optimized network operating system implements a suite of proprietary cooperative control protocols and policy enforcement engines that together eliminate the need for costly wireless LAN controllers, while delivering seamless mobility and context-based policy control. Because of the distributed intelligence of HiveOS, losing connectivity to HiveManager does not affect control or data forwarding features of Aerohive devices. The primary functions of HiveOS include:

•
Network services:     HiveOS provides a number of embedded network services to simplify deployment and allow advanced functionality to be provisioned in the enterprise where it is needed. Our extended implementation of CAPWAP allows secure, scalable connections to our cloud services platform. Our Captive Web Portal, or CWP, is a flexible, cloud-managed web server that can be configured to onboard devices, authenticate users, or present custom messages such as advertisements as users join the network. Advanced authentication for user-based networking is enabled by native integration into ActiveDirectory or other Lightweight Directory Access Protocol (“LDAP”)-based directories and through an onboard RADIUS server allowing for local authentication and credential caching to improve remote office survivability.

•
Cooperative control.    Cooperative control is a suite of control-plane protocols that distribute HiveOS device and client state information between “Hive” members (Aerohive network devices running HiveOS) allowing the Hive to act as a coordinated system in a similar way that dynamic routing protocols operate between routers in the Internet. These protocols enable the creation of auto-discovering, self-organizing and self-healing networks with distributed Radio Resource Management, or RRM, capabilities including radio channel selection, AP transmit power definition, band steering, and client load balancing. Cooperative control can deliver a seamless user experience and application continuity as users move across buildings or campuses. This is accomplished with context-aware, fast and secure roaming across the enterprise, agnostic of the underlying enterprise network configuration.

•
Distributed policy enforcement.    HiveOS is able to enforce granular quality of service (QoS), security, and access policies at the network edge based on the end user’s context. Policies can be applied based on the combination of the application being used, user identity and role, device type and ownership, location and time of day. HiveOS can either enforce context-based policy locally, or have it communicated to other Aerohive enforcement points using Cooperative Control or to non-Aerohive devices through standards based packet marking, syslog or APIs.

•
Best-path forwarding.    After the local enforcement of QoS, security and access policies, scalable routing protocols forward traffic across both wireless mesh, wired and VPN connections. Traffic is securely forwarded via the highest performance and most available path in the network. Identity and context of the traffic can also be used to route traffic based on the existing network state and demands.

Portfolio of hardware products.    Our hardware products include indoor and outdoor access points, branch routers and access switches. Our hardware products leverage the latest commercially available and economically viable Wi-Fi radios, network processors, crypto accelerators and switching chips to optimize the performance of HiveOS and scale the distributed intelligence of our system.
Products
Our product portfolio includes our hardware products, cloud-based network management and applications, and support services.
Our hardware products include access points, branch routers and access switches. Some of our access switches and our access points can also function as branch routers to consolidate and simplify branch deployments. Our hardware products are developed by our hardware design team working in conjunction with original design manufacturer (“ODM”) partners, and leverage the latest commercially available and economically viable Wi-Fi radios, network processors, crypto accelerators and switching chips. All of our hardware products run on our HiveOS operating system, which provides the foundation for our networking platform.
Our cloud-based product offering includes HiveManager, a unified network management system, and our Mobility Suite, which includes our ID Manager, Client Management and Social Login applications.
HiveManager enables end-customers and partners to create, deploy and manage unified wired and wireless policies across their entire network. HiveManager offers real-time topology, performance and client information to simplify troubleshooting, capacity planning and security remediation of network applications. We sell and deliver HiveManager as a public cloud, an on-premise private cloud solution, or physical appliance, but all deployment options leverage the benefits of the cloud.
ID Manager is a cloud-based guest and user management application that automates and simplifies the deployment and maintenance of enterprise guest and user management. Our ID Manager delivers scalable, enterprise guest management that streamlines the onboarding guests without requiring additional hardware or software. ID Manager can be deployed to support a single site or a globally distributed, multi-lingual company through our cloud services platform.

Client Management is a cloud-based mobile device management application that enables device configuration, management, and monitoring with policy-based network access and an employee self-service portal to enable Bring Your Own Device (“BYOD”) programs.
Social Login is a cloud-based application that allows retailers and other organizations to enable Wi-Fi users to get access to their Wi-Fi network using their existing FaceBook, Twitter, LinkedIn, or Google+ credentials, which allows these organizations to capture demographic information on their Wi-Fi users to support marketing activities.
Our VPN Gateway is a version of our HiveOS software sold as a virtual appliance to terminate VPN tunnels from thousands of remote routers and access points.
We offer tiered maintenance and support services under renewable, fee-based maintenance and support contracts, which include technical support, bug fixes, access to priority hardware replacement service and unspecified upgrades on a when-and-if available basis. Our Software as a Service (“SaaS”) subscriptions include comparable maintenance and support services.
Customers
We added over 6,000 new end-customers during the year ended December 31, 2014, and over 1,500 new end-customers during the quarter ended December 31, 2014, bringing our total end-customer count to more than 19,000 in over 40 countries as of December 31, 2014. We define end-customers as holding or having held licenses to our products and software subscriptions and services. Our end-customers represent a broad range of industry verticals, including K-12 and higher education, healthcare, retail and distributed enterprises. We sell through a network of authorized resellers and distributors and managed service providers. Exclusive Networks controls a consolidated group of individual group companies, each of which is a separate VAD for us and collectively accounted for more than 10% of our revenue for each of the years ended December 31, 2012, 2013 and 2014.
Segment and Geographic Information
We operate one reporting segment and operating segment structure. Financial information about our operating segment and our revenues from VARs and VADs geographic areas are presented in Note 10 of Notes to Consolidated Financial Statements.
Backlog
We define backlog as complete purchase orders that have been received by us by the end of a period from our value-added resellers (VARs) and value-added distributors (VADs) for products and related services that have not shipped as of the end of the period. Product and related services are generally shipped and billed shortly after receipt of an order. However, orders may be rescheduled by our partners without penalty or delayed due to inventory constraints. Additionally, the majority of our product revenue comes from orders that are received and shipped in the same quarter. As such, we do not consider backlog to be firm and do not believe our backlog information is a reliable indicator of our ability to achieve a particular level of revenue or financial performance as of a particular current or future period.
Sales
Our regional sales organization is responsible for large-account acquisition and overall market development. Our inside sales team supports the regional sales team and focuses on the acquisition of mid-market accounts within the State & Local and Education verticals. Our regional sales organization is being augmented with area sales representatives that will focus on developing mid-market accounts within the Enterprise vertical. Our channel sales team recruits and manages channel partners. The regional, area, inside and channel sales teams work together to build relationships with our channel partners to win and support end-customers through a direct-touch approach, also acting as the liaison between the end-customers and our marketing and product development organizations. Our sales organization is supported by sales engineers and inside sales engineers with deep technical expertise and responsibility for pre-sales technical support, solutions engineering for our end-customers, and technical training for our channel partners. We expect to continue to grow our sales headcount in our principal markets and to expand our presence into countries where we currently do not have a direct sales presence.
We work with channel partners to provide our platform to end-customers. We focus on building comprehensive relationships with solutions-oriented partners who are recognized as having strong networking and Wi-Fi expertise. As of December 31, 2014, we had 680 channel partners under contract with which we have direct relationships, who are supported by our sales, channel, sales engineering and marketing organization. Sales to these channel partners are subject to our standard, non-exclusive distributor or reseller agreements, which provide for an initial term of one to three years and one-year renewal terms based on compliance with our program requirements. We operate a formal accreditation program for our channel partners’ sales and technical professionals. VARs and VADs work together on a non-exclusive basis to market our platform, identify and close sales opportunities and provide pre-sales and post-sales services to our end-customers. Our channel partner program rewards our channel partners based on a number of attainment goals, and provides them access to marketing funds, technical and sales training and support. We are also expanding our channel presence increasingly through relationships with managed service providers, who bundle our product and service offerings with their own infrastructure managed and services tailored to a particular vertical or implementation.
Research and Development
Continued investment in research and development is critical to our business. To this end, we have assembled a team of engineers with expertise in various fields, including networking platforms, cloud operations and applications, security systems, RF functions, user interface design and open source programming. Our research and development efforts are focused in Sunnyvale, California and Hangzhou, China.
We have invested significant time and financial resources in the development of our products, including our cloud services platform and our HiveOS software platform. We view continued investment in these capabilities as essential to our ability to differentiate ourselves in a competitive industry and to continue to be able to grow our business. For example, we are developing additional software modules to enhance the functionality and performance of our cloud services platform and HiveOS operating software. For example, we are developing a next-generation cloud services platform which will provide a basis for data services and data analytic applications, as well as additional software modules to enhance the functionality and performance of our HiveOS operating software. We also have announced our personal engagement platform, a portfolio of solutions that offers retailers opportunities to engage customers and better understand buying behaviors, and launched our mobility suite, providing a set of software solutions for BYOD, guest access, client management and integration of mobile device management systems.
We plan to continue to expand our product offerings and solutions capabilities in the future and plan to continue to dedicate significant resources to these research and development efforts.
Manufacturing
We outsource the manufacturing of our hardware products to ODMs. We believe that using design manufacturers helps to optimize our operations by lowering costs, reducing time-to-market and enabling us to adjust to changing end-customer demand.
Our products are manufactured in China and Taiwan. Finished products are then shipped to a warehousing and delivery logistics center in California, where we perform quality inspection, conduct reliability testing and manage our inventory. We operate this logistics center for all end-customer shipments, whether destined to locations in the Americas, Europe, the Middle East and Africa (“EMEA”) or Asia Pacific and Japan (“APAC”).
Our manufacturing partners procure components and assemble our products based on our demand forecasts. These forecasts represent our estimates at the time of future demand for our products, based upon historical trends and the assessment of our sales and product management functions of end-customer demand and overall market conditions.
Our ODMs source the component parts within our products. We do not contract directly and do not have any long-term manufacturing contracts that guarantee us any fixed access to such component parts or specific pricing. This absence of direct and long-term component supply contracts may increase our exposure to shortages of component availability and to price fluctuations related to the raw material inputs for such components. In addition, if our design manufacturers experience interruptions in their business or manufacturing operations, quality control problems, or delays or disruptions in their access to component parts, including a change in their suppliers, this could adversely affect the timely delivery to us of finished products. Our ability then to ship products to our end-customers on a timely basis and consistent with our contractual commitments could be delayed and our business adversely affected.
We are in the process of consolidating our manufacturing with our key manufacturers, and renegotiating those contractual relationships, to provide for longer termination notices and transition terms in the event we or they terminate our manufacturing relationship. By concentrating our purchasing across a small number of manufacturers, we hope to increase our relative position and the significance of our relationships with those manufacturers. Our failure to secure these long-term agreements, at all or on terms we believe would be commercially reasonable, could create risk that the current relationships could be terminated without sufficient notice to us or a reasonable basis to transition our product manufacturing to a new design manufacturer, which could have an adverse effect on our businesses.
Competition

Trends in enterprise mobility, including the proliferation of mobile devices, increased BYOD utilization, enterprise adoption of cloud and the adoption of mobile-first applications are all significantly increasing the importance of wireless inside the enterprise. The principal competitive factors in our market include:

•	ability to address specific customer deployment requirements;

•	flexibility and feature depth of solutions;

•	ease of use and simplicity of solutions;

•	price and total cost of ownership;

•	performance and scalability of products;

•	network survivability and reliability of solutions; and

•	security of the network.
We believe that we generally compete favorably on the basis of all of these factors. However, many of our competitors have substantially greater financial, technical and other resources, greater name recognition, longer operating histories, larger sales and marketing budgets, broader distribution and established relationships with distribution partners and end-customers and larger and more mature intellectual property portfolios which provide a greater ability to assemble different capabilities across an integrated product platform.
We operate in a competitive market for enterprise mobility and network edge infrastructure, which has experienced high growth and constant change. Our competitors fall into three main groups:

•	General networking vendors, such as Cisco and Hewlett-Packard, whose portfolios include enterprise mobility solutions;

•	Enterprise mobility companies, such as Aruba Networks, that have a broad networking portfolio and are primarily focused on enterprise mobility; and

•	Independent Wi-Fi vendors, such as Ruckus Wireless and Meru Networks, which are primarily focused on wireless access products.
We may also face competition from small private companies and new market entrants.
Seasonality
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding seasonality of our business.
Intellectual Property
Our success depends in part upon our ability to protect our core technology and intellectual property. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements to protect our intellectual property rights. As of December 31, 2014, we had 13 issued patents and 36 patent applications pending in the United States relating to our current and next-generation networking products, operating platform and cloud-based applications, and the ability to claim priority to most of the patent applications worldwide. Our first issued patents begin to expire in 2028. We cannot assure whether any of our patent applications will result in the issuance of a patent or whether the application process will require us to narrow our claims. Any patents that may be issued may subsequently be subject to re-examination, contested, circumvented, found unenforceable or invalidated, and we may or may not be able to prevent third parties from infringing them. We license software from third parties for integration into our products, including open source software. We believe our licenses are on commercially reasonable terms.
We utilize internal and external controls to restrict access to and use of our proprietary software and other confidential information, including contractual protections with employees, contractors, end-customers and channel partners. Our software is also protected by U.S. and international copyright laws. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses and confidentiality agreements, third parties may still copy our products or otherwise obtain and use our software and technology without our knowledge or authority or in ways we do not intend. In addition, as we expand our international operations, effective patent, copyright, trademark and trade secret protection in foreign countries may not be available or may be of limited value.
Our industry is characterized by the existence of a large number of patents, and competitors increasingly may utilize litigation regarding patent and other intellectual property rights to protect or expand their market position. In particular, leading and more mature companies in the wireless networking industry have extensive patent portfolios and are regularly involved in both offensive and defensive litigation. From time-to-time, third parties, including certain of these leading companies and, increasingly, non-operating entities, may assert patent, copyright, trademark, and other intellectual property rights against us, our channel partners or our end-customers. In these instances, our standard license and other agreements may obligate us to indemnify our channel partners and end-customers against such claims. Successful claims of infringement by a third party could prevent us from distributing certain products or performing certain services, require us to expend significant management attention and money to develop non-infringing solutions or force us to pay substantial damages, royalties or other fees. This could include treble damages, if we are found to have willfully infringed patents or copyrights.
As end customers increasingly use our products and services, and to the extent that we gain greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims from third parties, including our competitors but also increasingly non-operating entities, who will be more likely to claim that our platform infringes their proprietary rights, or to develop products and services that are similar to ours and that may infringe our proprietary rights.
In addition, our products utilize software modules licensed to us by third-party authors under open source licenses, including as incorporated into software we receive from third party commercial software vendors. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software that we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release portions of the source code of our proprietary software to the public. This could allow our competitors to create similar products with lower development effort and time, and ultimately could result in a loss of product sales for us.
We cannot assure that we do not currently infringe, or that we will not in the future infringe, any third-party patents or other proprietary rights, including relating to use of third-party open source software. See “Part I, Item 3 - Legal Proceedings” and “Part I, Item 1A - Risk Factors-Claims by others that we infringe their proprietary technology or other rights could harm our business” for additional information.
Employees
As of December 31, 2014, we had 569 employees in offices in the Americas, EMEA and APAC, of which 227 were engaged in sales and marketing, 219 were engaged in research and development, 82 were engaged in general and administrative functions and 41 were engaged in operations. None of our employees is represented by labor unions, whether in the United States or abroad, and we consider all current employee relations to be good.
Corporate Information
In March 2006, we incorporated our business in the State of Delaware. Our principal executive offices are located at 330 Gibraltar Drive, Sunnyvale, CA 94089. Our telephone number at that location is (408) 510-6100. Our website address is www.aerohive.com. Information on our website is not part of this prospectus and should not be relied upon in determining whether to invest in our common stock.
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, or (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three year period.
Website Posting of SEC Filings
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, as soon as reasonably practical after they are electronically filed or furnished with the SEC, on our website and can be accessed by clicking on the “Company/Investor Relations” tab. Further, copies of materials filed by us with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The contents of our website are not incorporated into, or otherwise to be regarded as a part of, this report or any other report we file with or furnish to the SEC.

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
We have a history of losses. We have never achieved profitability on a quarterly or annual basis, and we do not expect to be profitable for the foreseeable future. We experienced net losses of $24.7 million, $33.2 million and $30.6 million for fiscal year 2012, 2013 and 2014, respectively. As of December 31, 2014, our accumulated deficit was $150.9 million. We expect to continue to incur operating losses as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel, including personnel relating to sales and marketing, technology development and support. If we fail to increase our revenue and manage our cost structure, we may not achieve or sustain profitability in the future. As a result, our business and prospects would be harmed.
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
In addition, our planned expense levels depend in part on our expectations of future revenue. Because any substantial adjustment to expenses to account for lower levels of revenue may be difficult and may take time to implement, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenue, and even a small shortfall in revenue could disproportionately and adversely affect our operating margin, operating results and use of cash for a given quarter. We may choose to maintain levels of investment in areas such as R&D, sales and marketing, despite near-term fluctuations in revenue, in order to position us for continued growth.
Our operating results may also fluctuate due to a variety of other factors, many of which are outside of our control, and which we may not foresee including the changing and volatile domestic and international economic environments, and demand for our products in general and from any particular vertical which may be a target market for our products, and any of which may cause our stock price to fluctuate. In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include:

•
fluctuations in demand for our products and services, including seasonal variations, especially in the education vertical where purchasing in the United States is typically strongest in the second and third quarters and weakest in the fourth quarter and where purchasing at any time may depend on the availability of funding, including fluctuations based on government sponsored initiatives, including the timing and availability of funding for schools under the FCC’s E-Rate program and the decisions of schools to defer purchases in anticipation of the availability of such funding;

•	the sequential expansion of our operating performance typically from the first quarter to the second quarter, and our ability to sustain that expansion in subsequent quarters;

•	our ability to hire, train, develop, integrate and retain a sufficient number of skilled sales and engineering employees to support our continued growth, including internationally;

•	turn-over of our skilled sales and engineering employees, including internationally;

•	the complexity, length and associated unpredictability of our sales cycles for our products and services;

•	changes in end-customers’ budgets for technology purchases and delays in their purchasing decisions and cycles;

•	technical challenges in end-customer networks, which may be unrelated to our products, which could delay adoption and installation of our products and purchases of our services;

•	changing market conditions;

•	changes in the competitive dynamics of our target markets, including new entrants, further consolidation and pricing trends;

•	variation in sales channels, product costs, prices or the mix of products we sell;

•	our contract manufacturers’ and component suppliers’ ability to meet our product demand forecasts on time, at acceptable prices, or at all;

•	our ability to develop and make more productive relationships with our channel partners and our channel partners’ ability to effectively distribute our products;

•	the timing of our product releases or upgrades by us or by our competitors;

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

•
the potential need to record additional inventory reserves for products that may become obsolete or slow moving due to our new product introductions, change in end-customer requirements, new competitive product or service offerings or our over-estimation of demand for such products as of any particular period;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase while also continuing to invest in sales, marketing, engineering and other activities;

•	any decision we might make to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	growth in our headcount, including hiring related to our status as a public company and hiring to support any future growth in our business, especially skilled sales and engineering employees;

•	volatility in our stock price, which may lead to higher stock compensation expenses or harm our ability to effectively incentivize our employees using stock-based compensation;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

•	our ability to achieve as of any particular period or over time a level of financial performance consistent with the expectations of our investors and industry analysts; and

•	general economic or political conditions in our domestic and international markets.

The effects of these factors individually or in combination could result in unpredictability in our quarterly and annual operating results, our ability to forecast those results and our ability to achieve those forecasts. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of our investors or financial analysts for any period. We may release guidance in our quarterly earnings conference call, quarterly earnings releases, or otherwise, based on predictions of management, which are necessarily speculative in nature. Our guidance may vary materially from actual results. For example, on October 13, 2014, we issued a press release announcing our preliminary results for the third quarter ended September 30, 2014, which were below our previously stated guidance primarily due to weaker than expected order volume. Similarly, on February 11, 2015, we provided a guidance range for revenue for our first quarter ending March 31, 2015, which range was below the estimates of financial analysts at that time. If our revenue or operating results, or the rate of growth of our revenue or operating results fall, below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated revenue or earnings forecasts. Our failure to meet our own or other publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but fall short or analyst or investor expectations, could cause our stock price to decline and expose us to costly lawsuits, including securities class action suits. Such litigation against us could impose substantial costs and divert of our management’s attention and resources.
The seasonality of our business creates significant variance in our quarterly revenue, which makes it difficult to compare or forecast our financial results on a quarter-by-quarter basis.
Our revenue fluctuates on a seasonal basis, which affects the comparability of our results between periods. For example, our total revenue has historically increased significantly in the second quarter compared to the first quarter, primarily due to the impact of increased seasonal demand by end-customers in the education vertical, which has historically carried over into our third quarter. We also historically have seen a sequential increase in our fourth quarter from our third quarter total revenue due to end of year spending by enterprise customers. Our total revenue has historically decreased from our fourth quarter to the first quarter of our next fiscal year, also due to seasonal buying patterns and budget cycles within both our education vertical and general enterprise end-customers. Demand in the education vertical tends to be weakest in the fourth quarter. We also historically have seen a sequential increase in end-of-year purchases by enterprise customers in our fourth quarter, which we believe is mainly due to an expectation to complete purchases within their calendar year budget cycle. These seasonal variations are difficult to predict accurately and at times may be entirely unpredictable. For example, we typically experience sequential expansion of our operating performance from the first quarter to the second quarter, which creates execution and delivery challenges in subsequent quarters. Our ability to sustain that expansion in subsequent quarters, particularly in our less developed sales territories, introduces additional risk into our business and our ability accurately to provide our own publicly stated revenue and earnings forecasts. In addition, we rely upon forecasts of end-customer demand to build inventory in advance of anticipated sales. We believe our past growth has, in part, made our seasonal patterns more difficult to discern, making it more difficult to predict future seasonal patterns. Moreover, part of our strategy is to increase our sales in non-education verticals, and if our sales mix changes the seasonal nature of our revenue may change in an unpredictable way, which could increase the volatility of both our financial results and stock price.
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
Part of our strategy depends upon expanding sales of our cloud-managed wireless networking, switching and routing products to medium and large enterprise headquarters, branch offices and teleworkers. In addition, we intended to develop our next-generation cloud services platform as a basis for data services and data analytic applications. Sales of such products, services and applications to enterprise end-customers typically require long sales cycles and are subject to price sensitivity. Moreover, many potential end-customers in the enterprise market have substantial network expertise and experience, which may require a more costly and sophisticated marketing and sales strategy.
If service providers or enterprises find another technology or application platform superior to our cloud-managed platform, it would have a material adverse effect on our business, operating results and financial condition. Our target end-customers could discontinue use of wireless networking technology, the use of wireless networking-enabled mobile devices could decrease or wireless networking could cease to be the preferred connectivity option for our target markets. As a result, demand for our products, services and applications may not continue to develop as we anticipate, or at all, and the value of our stock could decline.
A significant portion of our sales is concentrated in the education vertical, which may cause us to have longer sales cycles, and be subject to program funding constraints.
A significant portion of our revenue is concentrated in the education vertical. The majority of our sales in education is concentrated in both public and private K-12 institutions. This vertical is characterized by long sales cycles and often requires additional sales efforts. In addition, this vertical typically operates on limited budgets, and depends on annual budget approvals, which add additional uncertainty to the sales cycle. For example, the U.S. federal government has announced a program whereby it would provide supplemental funding to local school districts in conjunction with its ConnectEd initiative to assist districts to upgrade their technical infrastructure, including Wi-Fi infrastructure. The announced incremental federal funding is significant and would be available over a five-year period, beginning in the second half of 2015. However, this program, its eligibility criteria, the timing and specific amount of federal funding actually available and which Wi-Fi infrastructure and product sectors will benefit, are uncertain and still subject to final federal program guidelines and funding appropriation. Corresponding funding appropriation by respective states and local districts is also uncertain, and even upon such appropriation local districts must still then submit and have approved applications consistent with the final timing and eligibility requirements of the federal program. We also believe that the prospect of future federal funding has caused some K-12 institutions to delay or defer near-term transactions to purchase our products. For example, we believe that the availability of federal funding later in 2015 under the ConnectEd program caused some K-12 institutions to defer to later in 2015 spending decisions we typically would see in the first and second quarters of 2015, which has impacted our revenue forecasts and created greater uncertainty regarding our operating performance for these periods. These are specific examples of the many factors which add additional uncertainty to our future revenue from our education end-customers.
Our sales cycles often require significant time, effort and investment and are subject to risks beyond our control.
Our sales efforts can take several quarters, and involve educating our potential customers about the applications and benefits of our products, including the technical capabilities of our products and associated applications and services, and recruiting and developing our channel partners. In our newly developing sales territories we have experienced slower than expected sales growth. As a result we are increasing our investment in these developing territories, which may take significant time and effort in order to realize growth. Sales to the education vertical are an important sales channel for us, and can involve an extended sales cycle. In addition, sales to our enterprise customers may involve an extended sales cycle, and often initial purchases are small. Purchases of our products are also frequently subject to our end-customers’ budget constraints, multiple approvals, unplanned administrative processing and other risks and delays. Moreover, the evolving nature of the market may lead prospective end-customers to postpone their purchasing decisions pending resolution of wireless networking or other standards, or wait for adoption of technology developed by others. In addition, we pay our sales staff commissions upon receiving orders; however, we typically recognize revenue on products only after the products are shipped to end-customers, or until certain other terms of sales are satisfied. As a result, the cost of obtaining sales, including paying sales commissions, may occur in a fiscal period prior to the fiscal period in which we may recognize revenue from a sale, which may cause additional fluctuations in our operating results from quarter to quarter.
We need to develop new products and continue to make enhancements to our existing products to remain competitive in a rapidly changing market.
The technology and end-customer demands in the wireless networking market change rapidly, which require us to continuously develop and release new products and product features and associated applications and services. We must continuously anticipate and adapt to our end-customers’ needs and market trends, and continue to develop or acquire new products, applications and services that meet market demands, technology trends and regulatory requirements. If our competitors introduce new products, applications and services that compete with ours, we may be required to reposition our product offerings or introduce new products in response to such competitive pressure. If we fail to develop new products, product enhancements applications or services, or fail to effectively manage the transition of our end-customers to these new products, applications or services, or our end-customers or potential end-customers do not perceive our products, applications or services to have compelling technical advantages, our business and prospects could be adversely affected, particularly if our competitors are able to introduce solutions with increased functionality.
Developing our products is challenging and involves substantial commitment of resources and significant development risk. Each phase in our product development presents serious risks of failure, rework or delay, any one of which could impact the timing and cost-effective development of products, and each of which could affect our ability to take advantage of a business opportunity or could jeopardize end-customer acceptance of the product. We have experienced in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. For example, we are currently developing the next versions of our Wi-Fi hardware, cloud services platform, cloud-delivered network management applications, on-premises network management appliance, as well as supporting data structures, analytics, and APIs. Each of these is a complex technical undertaking. In addition, the introduction of new or enhanced products requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices, and ensure that new products can be timely delivered to meet our end-customers’ demand and to limit inventory obsolescence. Further, after delivery of new products, we may identify and must timely address performance issues as the products are used in the field. If we do not carefully manage the timing of our new products or product feature releases, and effectively support the new products and product feature releases, we could interfere with our end-customers’ continued purchases of our legacy product offerings and disrupt the pricing environment for our new and legacy products, which could drive down our revenues and operating margins. As a result, we may not be successful in modifying our current products or introducing new products in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results and prospects would be materially harmed. In addition, a substantial portion of our research and development efforts is located in Hangzhou, China, subjecting us to risks associated with international development efforts, including increased difficulty overseeing such operations, local, national and international instability, differing labor laws, our ability to protect and prevent competitive misuse of product development efforts, including intellectual property critical to our business, and our ability to train, develop and retain our key personnel.
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
The exchange rate of the U.S. dollar to foreign currencies has strengthened significantly of late, which could require us to reduce pricing for our products outside the U.S. in order to maintain sales and revenue performance, but at lower gross margins for those products.
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
As a result of being a public company, we need to further develop and maintain our internal control over financial reporting. If our internal control over financial reporting is not effective, it may adversely affect investor confidence in our company.
We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2015. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.
We are currently compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.
For example, in connection with the audit of our consolidated financial statements for the year ended December 31, 2012, we identified a material weakness as a result of certain post-closing adjustments with respect to the lack of precision of certain accrued expenses and assessment of our warranty, allowance for bad debt and sales return reserves, and relating to our lack of sufficient personnel in our accounting and financial reporting functions with sufficient experience and expertise with respect to the application of U.S. GAAP and related financial reporting.
In connection with the audit of our financial statements for the year ended December 31, 2013, we identified two significant deficiencies in our internal control over financial reporting relating to our reliance on incomplete financial information received from one of our distributors and the lack of sufficient precision with respect to certain review-type controls in the financial close and reporting process.
While we believe we successfully remediated the material weaknesses and control deficiencies we cannot be certain that similar or other material weaknesses or control deficiencies will not be discovered in the future. If our remediation efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the trading price of our common stock to decline. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls when it is required to do so by the applicable rules, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.
We will be required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Our independent registered public accounting firm is not required to report on the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.
Our products utilize cloud-managed solutions, and our future growth relies in significant part in continued demand for cloud-managed solutions and our ability to develop and deliver such services.
Most of our end-customers utilize our cloud-managed networking platform to access our applications through the Internet, rather than access our application through a physical device that our end-customers host on their premises. As our business grows, we must increase the capacity of our cloud-managed solutions and continue to develop new and innovative solutions that meet the needs of our end-customers. Demand for our cloud-managed solutions could decline if we are not able to offer sufficient capacity, or if confidence in the security of cloud-managed solutions in general, or our platform in particular were to decline. In addition, a significant feature of our platform will be the ability to collect and analyze user data through applications specific to particular industry vertical and use cases. Regulatory changes relating to the use of end-customer data, including privacy requirements, or shifting societal norms regarding data privacy and security, could affect market demand for, and our ability to deploy, our platform. Moreover, although our end-customers do not immediately lose functionality if cloud-connectivity fails, if our ability to deliver services through the cloud were interrupted for an extended period, our reputation could be damaged and confidence in our platform would likely decline, causing our revenue to decline.
We plan to target new industry verticals and geographies to diversify our end-customer base and expand our channel relationships, which could result in higher research and development and sales and marketing expenses, and if unsuccessful could reduce our operating margin.
Part of our strategy is to target new industry verticals and geographies. Currently, we focus a significant portion of our business on the education and retail verticals, which may depend on developing new products targeted to such sectors. In addition, we also plan to continue to expand to additional countries beyond those in which we currently operate. We also intend to develop new channel relationships to reach additional end-customers to further diversify our revenue base. Targeting new industry verticals and geographies and developing customized products and partnerships, including our channel partners, targeted to these industry verticals and geographies may be expensive, require us to attract, train, develop, integrate and retain qualified employees and key sales personnel, and increase our research and development costs, as well as our sales and marketing expenditures. We must also further develop and make more productive relationships with our channel partners and our channel partners’ ability to effectively distribute our products. We do not know if we will be successful in any of these efforts, or whether the level of success we achieve will justify the additional spending required. Our operating margin would be harmed if our strategy is unsuccessful, which could adversely affect the value of our common stock.
We base our inventory purchasing decisions on our forecasts of customers’ demand, and if these forecasts are inaccurate our revenue, gross margin and liquidity could be harmed.
We place orders with our manufacturers based on our forecasts of our end-customers’ and channel partners’ demand. Our forecasts are based on multiple assumptions, including sales forecasts, each of which may cause our estimates to be inaccurate, affecting our ability to fulfill demand for our products. When demand for our products increases significantly, we may not be able to meet demand on a timely basis, or we may incur additional costs. If we underestimate demand, we may forego revenue opportunities, lose market share and damage our reputation and our relationship with our channel partners and our end-customer relationships. Conversely, if we overestimate demand, we may purchase more inventory than we are able to sell at any given time, or at all, which would increase our reserves and risk of potential write-offs.

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
We outsource the manufacturing of our products to third-party original design manufacturers located in China and Taiwan. Finished products are then shipped to a warehousing and delivery logistics center in California, where we perform quality inspection, conduct reliability testing and manage our inventory. We operate this logistics center currently for all end-customer shipments, whether destined to locations in North, South and Central America, or the Americas, Europe, the Middle East and Africa, or EMEA, or Asia Pacific and Japan, or APAC.
Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply and timing. Any manufacturing or shipping disruption by these third parties could severely impair our ability to fulfill orders. We believe that the lack of availability of this product impacted our sales cycle by stalling potential end-customer evaluations and distracting sales personnel. If we are unable to manage our relationships with these third parties effectively, or if these third parties suffer delays or disruptions for any reason, experience increased manufacturing lead-times, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our end-customers would be severely impaired and our reputation and our relationship with our VADs and end-customers would be seriously harmed. Additionally, labor unrest or disruption to trade or the expected movement of our product could delay delivery of our products by third parties, or by us to our channel partners and end-customers, which could significantly delay revenue or increase our costs significantly and in ways we cannot currently anticipate. Any natural disaster, political instability, labor disruption or foreign relationship crisis could also disrupt these relationships or delay delivery of our products.
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
It is time-consuming and costly, and could be impractical, to begin to use new manufacturers, and changes in our third-party manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to our specification. We currently are consolidating our manufacturing and re-negotiating key contractual relationships. As a result, our ability to meet our scheduled product deliveries to our end-customers could be adversely affected, which could cause the loss of sales to existing or potential end-customers, delayed revenue or an increase in our costs. We also do not currently require all our manufacturers to maintain and demonstrate robust disaster recovery capabilities. Any production interruptions for any reason, such as a due to contractual disagreements, natural disaster, epidemic, capacity shortages or quality problems, at one of our manufacturers would negatively affect sales of our product lines manufactured by that manufacturer and adversely affect our business and operating results.
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
Our manufacturing partners procure components and assemble our products based on our demand forecasts, which represent our estimates of future demand for our products. We base these estimates upon historical trends and the assessment of our sales and product management functions of end-customer demand and overall market conditions. Our manufacturing partners source the component parts within our products. We do not contract directly and do not have manufacturing contracts that guarantee us any fixed access to such component parts, or at specific pricing. This absence of direct and long-term component supply contracts may increase our exposure to shortages of component availability and to price fluctuations related to the raw material inputs for such components.
Moreover, we currently depend on a single source or limited number of sources for several components for our products. For example, each of our products typically incorporates third-party components that have no more than two suppliers, and if our manufacturing partners were unable to obtain such components for any reason, they would be unable to manufacture such product. We have also entered into license agreements with some of our suppliers for technologies used in our products, and the termination of these agreements, which can generally be done on relatively short notice, could have a material adverse effect on our business. If any of those manufacturing agreements were terminated, we could experience significant supply disruptions and be required to redesign some of our products in order to incorporate technology from alternative sources, and any such termination of the agreement, disruption in supply and redesign of certain of our products could materially and adversely affect our business and operating results.
Because there are no other sources currently identified and qualified for certain of our components, if we lost any of these suppliers or licenses, we could be required to transition to a new supplier or licensor, which could increase our costs, result in delays in the manufacturing and delivery and increase in the cost of our products or cause us to carry excess or obsolete inventory. Poor quality in any of the sole-sourced components in our products could also result in lost sales or lost sales opportunities. If the quality of the components does not meet our or our end-customers’ requirements, if we are unable to obtain components from our existing suppliers on commercially reasonable terms, or if any of our sole-source component suppliers ceases to remain in business or to continue to manufacture such components, we could be required to redesign our products in order to incorporate components or technologies from alternative sources. The resulting stoppage or delay in selling our products and the expense of redesigning our products could result in significant manufacturing and development costs, delayed or lost sales opportunities and damage to customer relationships, which would adversely affect our reputation, business and operating results.
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
As of December 31, 2014, we had 680 channel partners under contract with which we have direct relationships, through which we make virtually all of our sales. As of December 31, 2013, we had over 600 channel partners. These channel partners consist of VADs, and value-added resellers, or VARs. We believe that establishing and maintaining successful relationships with these channel partners is, and will continue to be, important to our financial success. Recruiting and retaining qualified channel partners and training them in our technology and product offerings require significant time and resources. Additionally, we need to recruit and develop different qualified channel partners for different geographic regions and markets. To develop and expand our channel, we must continue to scale and improve our processes and procedures that support our channel partners, including investment in systems and training. Additionally, we will increasingly focus our resources and attention on those channel partners best able to help us meet our growth expectations. As a result, the total number of our channel partners may over time not maintain current growth rates or even decline.
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
We expect to continue to sell our products in new geographic markets where we do not have significant current business as well as to a broader customer base. To succeed in certain of these markets, we will need to develop and manage new sales channels and distribution arrangements, and attract, hire, train and retain new sales personnel with relevant channel and distribution experience. In the past we have seen slower than expected growth in new sales territories. Because we have limited experience in developing and managing such channels, we may not be successful in further penetrating certain geographic regions or reaching a broader customer base. Failure to develop or manage additional sales channels effectively would limit our ability to succeed in these markets and could adversely affect our ability to grow our business.
Our products are subject to U.S. export controls; where we fail to comply with these laws, we could suffer monetary or other penalties.
Our products are subject to U.S. export controls, specifically the Export Administration Regulations, and economic sanctions enforced by the Office of Foreign Assets Control. We incorporate standard encryption algorithms into our products, which, along with the underlying technology, may be exported outside of the United States only with the required export authorizations, including by license, license exception or other appropriate government authorizations. Each of these authorizations may require the filing of an encryption registration and classification request. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions. We take precautions to prevent our products and services from being exported in violation of these laws. However, in certain instances, we have shipped encryption products prior to obtaining the required export authorizations and/or submitting the required requests, including a classification request and request for an encryption registration number. As a result, we previously filed a Voluntary Self Disclosure with the U.S. Department of Commerce’s Bureau of Industry and Security concerning these violations. A repeat of these past instances could result in monetary penalties or other penalties assessed against us. Additionally, even though we take precautions to ensure that our channel partners comply with all relevant regulations, any failure by our channel partners to comply with such regulations could have negative consequences for us, including reputational harm, government investigations and penalties. See “Business-Legal Proceedings-Export Compliance.”

Furthermore, various countries regulate the import of certain encryption technology and operation of our products, including through import permitting, certification and licensing requirements, and have enacted laws that could limit our ability to distribute our products, could limit our end-customers’ ability to operate our products in those countries, or could impose additional expense on us to meet these requirements as a condition to distribute our products. Encryption products and the underlying technology may also be subject to export control restrictions. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export approval for our products when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory laws and regulations regarding the export of our products, including with respect to new releases of our products, may create delays in the introduction of our products in international markets, prevent our end-customers with international operations from deploying our products throughout their globally distributed systems or, in some cases, prevent the export of our products to some countries altogether.
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
As a public company, we are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that require us to diligence, disclose and report whether our products contain conflict minerals. Our first report is due June 1, 2015. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we have included additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities and expect to incur additional costs in the future to comply with these disclosure requirements. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to alter our products, processes or sources of supply to avoid use of such materials.
Our products incorporate complex technology and may contain defects or errors. We may become subject to warranty claims, product returns, product liability and product recalls as a result, any of which could cause harm to our reputation, impose costs and increase expenses, expose us to liability and adversely affect our business.
Our products incorporate complex technology and must support a wide variety of devices and new and complex applications in a variety of environments that use different wireless networking communication industry standards. Our products have contained, and may contain in the future, undetected defects or errors or may not perform as we expect in certain environments. Some errors in our products have been and may in the future only be discovered after a product has been installed and used by end-customers. These issues are most prevalent when we introduce new products into the market. We have delayed and may in the future delay the introduction of our new products due to such defects and errors. Since our products contain components that we purchase from third parties, we also expect our products to contain latent defects and errors from time to time related to those third-party components.

Defects and errors may also cause our products to be vulnerable to security attacks. The techniques used by computer hackers to access or sabotage networks are becoming increasingly sophisticated, change frequently and generally are not recognized until after they have been launched against a target. Accordingly, our products and third-party security products may be unable to anticipate these techniques or provide a solution in time to protect our end-customers’ networks. In addition, we might not be able to timely develop and provide updated products and software to our end-customers, thereby leaving our end-customers vulnerable to attacks. Finally, if our employees, or others who have access to end-customer data, were to misuse this information, our reputation would be harmed and we could be subject to claims for damages.
Real or perceived defects or errors in our products could result in claims to return product or that we reimburse losses that our end-customers sustain and we may be required, or may choose for customer relations or other reasons, to expend additional resources in order to help correct the problem, including incurring additional warranty and repair costs, process management costs and costs associated with remanufacturing our inventory. We typically offer a limited warranty on our access points for a period of five years from the date we discontinue sale of the product. We typically offer a limited warranty on our other hardware products for a one-year period. We also provide certain service commitment guarantees for our cloud-managed platform, pursuant to which our end-customers may receive service credits in connection with service outages. Liability limitations in our standard terms and conditions of sale may not be enforceable under some circumstances or may not fully or effectively protect us from claims and related liabilities and costs. In addition, regardless of the party at fault, we may choose to correct errors of these kinds which would divert the attention of our engineering personnel from our product development efforts, damage our reputation and the reputation of our products, cause significant customer relations problems and can result in product liability claims. We do not maintain insurance which would adequately protect against certain of these types of claims associated with the use of our products. Even where claims ultimately are unsuccessful we may have to expend funds in connection with litigation and divert management’s time and other resources. We also may incur costs and expenses relating to a recall of one or more of our products. The process of identifying and recalling products that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our end-customers and channel partners and significant harm to our reputation. The occurrence of any of these problems could result in the delay or loss of market acceptance of our products and could adversely impact our business, operating results and financial condition.
The loss of key personnel or an inability to attract, retain and motivate qualified personnel may impair our ability to expand our business.
Our success is substantially dependent upon the continued service and performance of our senior management team and other key personnel, including David K. Flynn, who is our Chief Executive Officer, Gordon C. Brooks, who is our Senior Vice President, Chief Financial Officer, Efstathios Papaefstathiou, who is our Senior Vice President, Engineering, David Greene, who is our Senior Vice President, Chief Marketing Officer, and Raphael Gernez, who is our Senior Vice President, Operations. Our employees, including our senior management team, are at-will employees, and therefore may terminate employment with us at any time with no advance notice. For example, on February 25, 2015, we announced the departure of Dean Hickman-Smith, who was our Senior Vice President, Worldwide Field Operations, and that we were undertaking a search for his replacement. The loss of any members of our senior management team or other key personnel, or the failure to attract replacement personnel, as needed, could have a materially adverse effect on our operations and could lead to higher labor costs, and involve significant time and costs in finding replacements, and potentially the use of less-qualified personnel. This may significantly delay or prevent the achievement of our business objectives. In addition, if any of our executives or other key employees were to join a competitor or form a competing company, we could lose customers, suppliers, know-how and key personnel.

Our future success also depends on our ability to continue to attract, integrate and retain highly skilled personnel, especially skilled sales and engineering employees. Recently we have experienced higher than normal turn-over, which could have an adverse effect on our revenue. Competition for highly skilled personnel is frequently intense, especially in Silicon Valley, where we maintain our headquarters and a substantial operating and sales presence, and Hangzhou China, where we maintain our principal research presence and need for highly skilled product development and engineering personnel. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our employees have become, or will soon become, vested in a substantial amount of stock or number of stock options. Our employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. Further, our employees’ ability to exercise those options and sell their stock in a public market may result in a higher than normal turnover rate. The lack of performance in our stock price may affect our ability to attract new employees or retain existing employees by decreasing the perceived value of any stock-based compensation we may offer or they may hold. Prolonged periods of low performance or volatility in our stock price could negatively impact our appeal as an employer, harm employee morale or increase employee turnover, including amongst our China and Silicon Valley-based employees. Any failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs may negatively impact our growth. Also, to the extent we hire personnel from our competitors, we may be subject to allegations that these new hires have been improperly solicited, or that they have divulged to us proprietary or other confidential information of their former employers, or that their former employers own their inventions or other work product.
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
We are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other matters and violations of these complex and dynamic laws, rules and regulations may result in claims, changes to our business practices, monetary penalties, increased costs of operations, and/or other harms to our business.
A wide variety of provincial, state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of data, including personal data. Foreign data protection, privacy and other laws and regulations are often more restrictive than those in the United States. These data protection and privacy-related laws and regulations are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. The European Union, for example, has adopted various directives regulating data privacy and security and the transmission of content using the Internet involving European Union residents, including those directives known as the Data Protection Directive, the E-Privacy Directive, and the Privacy and Electronic Communications Directive. The European Union may adopt similar directives in the future. The European Commission is considering a data protection regulation that may include operational requirements for companies that receive personal data that differ from than those currently in effect in the European Union, and that may also include significant and increased penalties for non-compliance. Further, some countries are considering legislation requiring local storage and processing of data that, if enacted, could increase the cost and complexity of selling our solutions or maintaining our business operations in those jurisdictions. The introduction of new solutions or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and these laws and regulations may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices and may be contradictory with each other.
Our failure to comply with applicable laws and regulations could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, fines or demands that we modify or cease existing practices, damage to our reputation and loss of goodwill (both in relation to existing and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance and business. Such actions against our partners, including third-party providers of data analytics services, could also affect our operating performance, including demand for our products and cloud-managed solutions. Additionally, there is a risk that failures in systems designed to protect private, personal or proprietary data held by us will allow such data to be disclosed to or seen by others, resulting in potential regulatory investigations, enforcement actions, or penalties, remediation obligations and/or private litigation by parties whose data were improperly disclosed. There is also a risk that we could be found to have failed to comply with U.S. or foreign laws or regulations regarding the collection, consent, handling, transfer, or disposal of such privacy, personal or proprietary data, which could subject us to fines or other sanctions, as well as adverse reputational impact.
Evolving and changing privacy laws and regulations, including evolving and changing definitions of personal data and personal information, within the European Union, the United States and elsewhere, especially relating to classification of IP addresses, MAC addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting our product development and strategic partnerships that may involve the collection, sharing and use of end-user data. Even the perception of privacy concerns, failures to secure data, or inadequate data protection, whether or not valid, may harm our reputation and inhibit adoption of our products, applications and services by current and future end-customers.

Our international operations expose us to additional business risks and failure to manage these risks may adversely affect our international revenue.
We derive a significant portion of our revenue from end-customers and channel partners outside the United States. For the year ended December 31, 2014 and 2013, we attributed 40% and 39% of our revenue to our international end-customers and channel partners. As of December 31, 2014, approximately 45% of our full-time employees were located outside of North America, with 30% located in China. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources. Therefore, we are subject to risks associated with having significant worldwide operations, such as compliance with anticorruption laws.
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

•
added legal compliance obligations and complexity, including complying with varying local labor, compensation and tax and securities law as well as specific and evolving local requirements regarding data access and privacy;

•	foreign currency exchange risk;

•	the increased cost of terminating employees in some countries; and

•	political and economic instability and terrorism.
One such applicable anticorruption law is the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies and their employees and intermediaries from making payments to foreign officials for the purpose of directing, obtaining or keeping business, and requires companies to maintain accurate books and records and a system of internal accounting controls. Under the FCPA, U.S. companies may be held liable for the corrupt actions taken by employees, strategic or local partners, or other representatives. As such, if we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the United States and elsewhere could seek to impose civil or criminal fines and penalties, which could have a material adverse effect on our business, operating results and financial conditions. While our employee handbook prohibits our employees from engaging in corrupt conduct, we are in the process of developing and enhancing our compliance measures to require both our employees and our third-party intermediaries to comply with the FCPA and similar anticorruption laws.
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
Our growth strategy depends in part on our ability to expand our operations in emerging markets, including Asia Pacific, the Middle East and Africa, and Latin America. However, some emerging markets have greater political, economic and currency volatility and greater vulnerability to infrastructure and labor disruptions than more established markets. In many countries outside of the United States, particularly those with emerging economies, it may be common for others to engage in business practices prohibited by laws and regulations with extraterritorial reach, such as the FCPA and the U.K. Bribery Act, or local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials, including in connection with obtaining permits or engaging in other actions necessary to do business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition and results of operations.
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
We are subject to income taxes in the United States and numerous foreign jurisdictions. We use significant judgment in evaluating our worldwide provision for income taxes, which could be adversely affected by several factors, many of which are outside our control. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than we anticipate in countries that have lower statutory rates and higher than we anticipate in countries that have higher statutory rates, by changes in foreign currency exchange rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including possible changes to the U.S. taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income or the foreign tax credit rules. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against us as well as penalties and fines. As we operate in multiple taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. The time and expense necessary to defend and resolve an audit may be significant. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that determination is made.
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
In the future, we may reorganize our corporate structure or intercompany relationships, which would likely require us to incur expenses in the near term for which we may not realize related benefits. Changes in domestic and international tax laws, including proposed legislation to reform U.S. taxation of international business activities, may negatively impact our ability to effectively restructure or, reduce the benefits we expected from such corporate restructuring. Any such restructuring would likely involve sophisticated analysis, including analysis of U.S. and international tax regimes. Compliance with such laws and regulations may be difficult and subject our business to additional risks and uncertainties.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations; in addition, we may be unable to use a substantial part of our net operating losses if we don’t attain profitability in an amount necessary to offset such losses.
In general, under Section 382 of the Internal Revenue Code of 1986, as amended, the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382. Furthermore, we may be unable to use a substantial part of our NOLs due to regulatory changes, such as suspensions of the use of NOLs, or if we do not attain profitability in an amount sufficient to offset such losses. For example, our California state NOL carryforwards of $51.6 million as of December 31, 2014 begin to expire in 2026. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability at a later date.
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
We have expanded our operations significantly since inception and anticipate that we will require further significant expansion to achieve our business objectives. For example, our revenue for fiscal years 2012, 2013 and 2014 was $71.2 million, $107.1 million and $137.3 million, respectively and our global headcount as of the end of fiscal years 2012, 2013 and 2014, was approximately 460, 520 and 570 employees, respectively. The growth and expansion of our business and product offerings places a continuous and significant strain on our management, operational and financial resources. Any such future growth would also add complexity to and require effective coordination throughout our organization.
We must improve our infrastructure to manage our growth, which could involve significant costs and could, if not properly managed, harm our operating results.
To manage any future growth effectively, we must continue to improve and expand our information technology and financial and administrative infrastructure, our operating systems and administrative controls and our ability to manage headcount, capital and processes in an efficient manner. For example, we are currently evaluating upgrades to our information infrastructure in several ways, including a potential change in our enterprise resource planning system, or our ERP system. We are also currently evaluating, upgrades to our existing business processes to manage licensing, renewals and order processing, and to transition to a global distribution platform. Such systems may significantly improve our transaction efficiency and ability to scale our revenue and operating performance, including through an ability to manage increasing volumes of product, license and renewal transactions. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner, which could result in additional operating inefficiencies and could cause our costs to increase more than planned. If we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our operating results may be negatively impacted. If we are unable to manage future expansion, our ability to develop and deliver high quality products and services and securely process increased transaction volumes could be harmed, which could damage our reputation and brand and impede expected growth, and any of which may have a material adverse effect on our business, operating results and financial condition.
Our business and operating results could be adversely affected by unfavorable economic and market conditions.
Our business depends on the overall demand for wireless network technology and on the economic health and general willingness of our current and prospective end-customers to purchase our products. If the conditions in the United States and global economies are volatile and if they deteriorate, our business, operating results and financial condition may be harmed. In particular, we do not know whether spending on wireless network technology will increase or decrease in the future, or at what rate.
Investments in technology by educational institutions in particular could be related to budgetary constraints unrelated to overall economic conditions, or may be magnified by unfavorable economic conditions. The purchase of our products or willingness to replace existing infrastructure is discretionary and highly dependent on a perception of continued rapid growth in consumer usage of mobile devices and in many cases involve a significant commitment of capital and other resources. In addition, our small and medium enterprise end-customers may also be more sensitive to adverse economic conditions than other potential customers, which could amplify the adverse impact of a deterioration of economic conditions. Therefore, weak economic conditions or a reduction in capital spending would likely adversely impact our business, operating results and financial condition. A reduction in spending on wireless network technology could occur or persist even if economic conditions improve.
In addition, if interest rates rise or U.S. dollar foreign exchange rates weaken for our international end-customers and channel partners, overall demand for our products and services could decline and related capital spending may be reduced. For example, the exchange rate of the U.S. dollar to foreign currencies has strengthened significantly of late, which could make the price of our products outside the United States less competitive, reducing our sales or requiring us to lower pricing for our products outside the United States in order to maintain sales and revenue performance (thus also reducing our gross margins). Furthermore, any increase in worldwide commodity prices may result in higher component prices for us and increased shipping costs, both of which may negatively impact our financial results.
U.S. and global political, credit and financial market conditions may negatively impact or impair the value of our current portfolio of cash and cash equivalents, including U.S. treasury securities and U.S.-backed investment vehicles.
Our cash and cash equivalents were $98.0 million as of December 31, 2014, which we primarily held in money market funds. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Any deterioration in the U.S. and global credit and financial markets is a possibility, which could cause losses or significant deterioration in the value of our cash, cash equivalents or possible investments. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents and possible investments, which may affect our ability to fund future obligations. Further, unless and until the current U.S. and global political, credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our business, operating results and financial condition.

System security risks, data security breaches and cyber-attacks could compromise our or our end-customers’ information including proprietary information and end-customer information and disrupt our internal operations, which could cause our business and reputation to suffer and adversely affect our stock price.
In the ordinary course of business, we store sensitive data, as well as our proprietary business information and that of our end-customers, suppliers and business partners. The secure maintenance of this information is critical to our operations and business strategy. While we believe we use certain proven applications designed for data security and integrity, we are in the process of developing and strengthening our information security program, and there can be no assurance that our infrastructure or systems will be sufficient to address changing market conditions or the security or privacy concerns of existing and potential customers.
Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. Our information technology and infrastructure may be vulnerable to penetration or attacks by computer programmers and hackers, software bugs or other technical malfunctions, or other disruptions. Due to our business model and the location of some of our development centers, we have faced and are likely to face threats that target both our internal systems and our solutions, which, in turn, may threaten our customers' networks, devices, applications and data. In addition, our employees could breach our data security measures and misuse such data or other information, whether through error or misconduct. Any such breach, whether external or internal in origin, could compromise our networks, including our cloud-managed platform, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be improperly accessed, publicly disclosed, lost or stolen, which could subject us to liability to our end-customers, suppliers, channel and business partners and others, and cause us reputational and financial harm. Additionally, an effective attack on our solutions could disrupt the proper functioning of our solutions, allow unauthorized access to sensitive, proprietary or confidential information of ours or of our customers, disrupt or temporarily interrupt customers' networking traffic, or cause other destructive outcomes, including the theft of information sufficient to engage in fraudulent financial transactions or compromise other sensitive information. Because the techniques used by computer programmers and hackers, many of whom are highly sophisticated and well-funded, to access or sabotage networks change frequently and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. This could delay our response or the effectiveness of our response and impede our sales, manufacturing, distribution or other critical functions and ability to limit our exposure to third-party claims and potential liability. If any of these types of security breaches were to occur or to be believed to have occurred, or if we were to be unable to timely respond to protect sensitive data, our relationships with our business partners and customers could be materially damaged, our reputation and brand could be materially harmed, use of our solutions could decrease, and affected end-customers or government authorities could initiate legal or regulatory action against us in connection with such incidents, which could cause us to incur significant expenses and liability or could result in orders, judgments, or consent decrees forcing us to modify our business practices. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web-based solutions we offer, and operate in more countries.
In addition, if an actual or perceived breach of security occurs in our network or in the network of a customer of one of our solutions (particularly our cloud-based offerings), regardless of whether the breach is attributable to our solutions, the market perception of the effectiveness of our solutions could be harmed. We may also be required to expend significant financial and operational resources in an effort to secure our systems and our and our customers’ data from security threats and hazards. Further, real or perceived defects or errors in our solutions (particularly in our cloud-based offerings, due to cloud-based offerings sometimes being perceived as being inherently less secure) could result in claims by channel partners and end-customers for losses that they sustain, including potentially losses resulting from security breaches of our systems, our end-customers' networks and/or downtime of those networks. If channel partners or end-customers make these types of claims, we may be required, or may choose for customer relations or other reasons, to expend additional resources in order to help correct the problem, including warranty and repair costs, process management costs and costs associated with re-manufacturing our inventory. The economic costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software systems and security vulnerabilities could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the programmer or hacker, which may be difficult for us to identify.
Undetected software errors or flaws in our cloud platform could harm our reputation or decrease market acceptance of our solution, which would harm our operating results.
Our platform may contain undetected errors or defects when introduced or as we release new versions. We have experienced these errors or defects in the past in connection with new releases and solution upgrades, and we expect that errors or defects will be found from time to time in future releases after their commercial release. Since our end-customers may use our platform for security and compliance reasons, any errors, defects, disruptions in service or other performance problems may damage our end-customers’ business and could hurt our reputation. If that occurs, we may incur significant costs, the attention of our key personnel could be diverted, our end-customers may delay or withhold payment to us or elect not to continue to use our products or renew our service, or defer further purchases, or other significant customer relations problems may arise. We may also be subject to liability claims for damages related to errors or defects in our platform.
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and interruptions by man-made problems, such as network security breaches, computer viruses or terrorism.
Our corporate headquarters are located in Silicon Valley, and substantially all of our contract manufacturers are located in eastern Asia, both regions known for seismic activity. A significant natural disaster, such as an earthquake, a fire or a flood, occurring near our headquarters, or near the facilities of our contract manufacturers, could have a material adverse impact on our business, operating results and financial condition. Despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins, denial of service attacks, and other disruptions from unauthorized tampering with our products or from internal or external threat vectors. In addition, natural disasters, acts of terrorism or war could cause disruptions in our or our end-customers’ or channel partners’ businesses, our suppliers’ and manufacturers’ operations or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy or incident response plan in place and do not currently require that our manufacturing partners have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ and/or our manufacturers’ ability to timely deliver our products and product components, or the deployment of our products, our business, operating results and financial condition would be adversely affected. We do maintain what we believe are commercially reasonable levels of business interruption insurance. However, we cannot assure you that such insurance would adequately cover our losses in the event of a significant disruption in our business.
We may acquire other businesses or form partnerships or joint ventures that could require significant management attention, disrupt our business and dilute stockholder value.
We may make investments in complementary companies, products or technologies, or form partnerships or joint ventures with third parties. We have limited experience identifying, purchasing and integrating third-party companies, technologies or other assets that could complementary to our business or help advance our strategy, in particular, internationally. As a result, our ability as an organization to identify, acquire and integrate other companies, technologies or other assets in a successful manner is unproven. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our end-customers, investors and financial analysts. In addition, if we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, the business prospects operating results and financials of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. Cross-border transactions may involve complex regulatory, labor or government compliance requirements which we may not fully anticipate or which could impose ongoing cost and require significant management attention and resources. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, assume liabilities, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
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
     If we do not have, or are not able to obtain, sufficient funds, we may have to reduce our cash burn rate, delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or to grant licenses on terms that are not favorable to us. If we are unable generate sufficient cash flows or to raise adequate funds to finance our forecasted expenditures, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. We also may have to reduce marketing, customer support or other resources devoted to our products, or cease operations. Any of these actions could impede our ability to achieve our business objectives and harm our operating results.
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
Being a public company has increased the expense for us to obtain director and officer liability insurance at levels we deem commercially reasonable, and we have incurred higher costs and accepted higher retentions to obtain coverage, compared to our prior program for director and officer liability insurance prior to being a public company. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, or our Board, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
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
On June 21, 2012, we entered into a revolving credit facility with Silicon Valley Bank, which we refer to, as amended, as our revolving credit facility. As last amended on August 23, 2013, the credit facility provides for a revolving facility of up to $10.0 million, with a sublimit of $3.0 million for borrowings guaranteed by the Export-Import Bank of the United States. As of December 31, 2014, we have drawn $10.0 million under this revolving credit facility.
On August 23, 2013, we entered into a credit facility with TriplePoint Capital, which we refer to as our term loan credit facility. The credit facility provides for term loans of up to $20.0 million. As of December 31, 2014, we have drawn

$10.0 million under this term loan credit facility. Absent agreement from the lender, we may no longer request draws under the term loan credit facility.
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
The markets in which we compete are highly competitive, and we expect competition to increase in the future from established competitors and new market entrants. The markets are influenced by, among others, the following competitive factors:

•	brand awareness and reputation;

•	price and total cost of ownership;

•	discounts and other incentives offered to resellers and channel partners;

•	strength and scale of sales and marketing efforts, professional services and customer support;

•	product features, reliability and performance;

•	incumbency of the current provider, either for wireless networking products or other products;

•	scalability of products;

•	ability to integrate with other technology infrastructures; and

•	breadth of product offerings.
Our main competitors include general networking vendors, such as Cisco and Hewlett-Packard, whose portfolios include enterprise mobility solutions they have acquired or may acquire in the future. Such vendors can offer customers and resellers a broader portfolio of products than we can offer, which some customers may prefer, and can use their broader offerings to provide additional financial and technical incentives for customers to purchase their products. We also compete with enterprise mobility companies, such as Aruba Networks, who have a broad networking portfolio and are primarily focused on enterprise mobility, and independent Wi-Fi vendors, such as Ruckus Wireless and Meru Networks, who are primarily focused on wireless access products. Such companies may expand their product offerings over time, or, with greater resources, able more effectively and opportunistically to target emerging markets or market opportunities, becoming more difficult competitors for us. We expect competition to intensify in the future as other companies introduce new products into our markets. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, our market share, any of which would likely seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, there could be a material and adverse effect on our competitive position, revenue and prospects for growth.

A number of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases, more resellers, and significantly greater financial, technical, sales, marketing and other resources. Our competitors may be better able to anticipate, influence or adapt more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the promotion and sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily and develop and expand their product and service offerings more quickly than we can. In addition, certain of our competitors may be able to leverage their relationships with customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages customers from purchasing our products, including through selling at low or even negative margins, product bundling, or closed technology platforms. Our competitors may also be able to offer a broader integrated product platform bringing together a unified product, security and applications offering. Potential end-customers may prefer to purchase all of their equipment from a single provider, or may prefer to purchase wireless networking products from an existing supplier rather than a new supplier, regardless of product performance or features.
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
There has been a trend toward industry consolidation in our markets for several years as companies attempt to strengthen or hold their market positions in an evolving industry, and as companies are acquired or are unable to continue operations. Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they individually had offered. For example, in November 2012, Cisco Systems acquired Meraki Networks. In 2014, Juniper Networks announced that it was exiting its wireless networking business as part of a strategic partnership with Aruba Networks. Aruba Network also has developed strategic alliances with Brocade, Dell, and Alcatel. In April 2014, Zebra Technologies announced that it would buy the enterprise business of Motorola Solutions. In January 2015, Meru Networks announced that it had engaged an investment advisor to explore strategic options, including, but not limited to, strategic partnering of its technology and possible sale or merger of the company. In March 2015, the Hewlett-Packard Corporation announced that it would acquire Aruba Networks. Such or similar consolidation or strategic partnerships may continue in the future. The companies or alliances resulting from these possible consolidations may create more compelling or bundled product platform bringing together a unified product, security and applications offering, as well as being able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, channel coverage, technology or product functionality. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized technology companies such as ourselves and, consequently, customers’ willingness to purchase from us. Companies that are strategic alliance or channel partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors, with more efficient cost structures that are better able to compete as sole-source vendors for our end-customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results and financial condition.
Demand for our products and services depends in part on the continued growth of the industries in which we participate, and the failure of these industries to expand could harm our operating results.
We currently target K-12 and higher education, retail, distributed enterprise and, to a lesser extent, healthcare end-customers. We sell into verticals such as finance, manufacturing, utilities, telecom, state and local government, transportation, legal, accounting, architecture, engineering and construction. In the event any of the specific sectors we target fails to expend on wireless networking, our operating results could be harmed. For example, the education sector is faced with limited resources to spend on technology purchases. In North America the U.S. government’s E-Rate program starting on July 1, 2015 is expected to provide a significant portion of the funding used by schools to purchase our solutions. If this sector does not continue to expand expenditures on technology in general, and wireless networking in particular, our business could be harmed. If the E-Rate program is discontinued or receives a lower level of funding our business could also be harmed. In addition, purchasing decisions by schools may depend on the availability of funding, including the timing and availability of funding for schools under the FCC’s E-Rate program and we have seen in early 2015 schools defer purchases to later in the year in anticipation of the availability of such funding. Such deferrals can cause fluctuations and increased seasonal variations in demand for our products and services in the education vertical, making more difficult our ability to forecast our operating performance and achieve revenue and other operating results based on those forecasts. More generally, for our enterprise sales, we rely upon the continued expansion of the creation of small and branch offices, and the acceptance of teleworking and mobile networking. If remote access to corporate resources and the demand for high-speed wireless networks ceases to expand, or diminishes, our business would be harmed.

If functionality similar to that offered by our products is incorporated into existing network infrastructure products, enterprises may decide against adding our products to their network, which would have an adverse effect on our business.
Large, well-established providers of networking equipment may continue to introduce features that compete with our products, either in stand-alone products or as additional features or applications in their network platforms. For example, several of our larger competitors may be better able to integrate into a single platform a broader product, security and applications offering. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our platform may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by these providers is more limited or less cost-effective than our platform, end-customers may elect to accept such products in lieu of adding platforms from an additional vendor such as ourselves. Many enterprises have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking products, which may make them reluctant to add new components to their networks, particularly from other vendors such as ourselves. In addition, an enterprise’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match. If enterprises are reluctant to add new vendors or otherwise decide to work with their existing vendors, our ability to maintain or improve our market share, our financial condition and operating results will be adversely affected.
We rely on revenue from subscription and services that may decline. Because we recognize revenue from subscriptions and services over the term of the relevant service period, downturns or upturns in sales are not immediately reflected in full in our operating results.
Software subscriptions and service revenue, consisting of sales of new or renewal subscription and support and maintenance contracts accounts for a significant portion of our revenue, comprising 6.4%, 8.9% and 12.2% for the year ended December 31, 2012, 2013 and 2014, respectively. Service revenue might decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our offerings, the prices of our offerings, the prices of products and services offered by our competitors and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support and maintenance contracts decline, or we are not able to manage efficiently increased transaction volumes, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one, three or five years. As a result, much of the service revenue we report each fiscal quarter is the recognition of deferred revenue from service contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time.
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
To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. We currently have a limited portfolio of issued patents compared to our larger competitors, and therefore may not be able to effectively utilize our intellectual property portfolio to assert against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention and, in any case, we could fail to be successful in any such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.
Claims by others that we infringe their intellectual property rights could harm our business.
Companies that sell products, as well as non-operating patent holding companies, in the wireless networking industry are often aggressive in protecting intellectual property rights and perceived rights, which has resulted in protracted and expensive litigation for some companies. In addition, non-operating entities have been increasingly aggressive in asserting intellectual property rights and perceived rights against operating companies in the Wi-Fi and networking industry, including ourselves. We currently are subject to claims and litigation by third parties that we infringe their intellectual property rights and we expect claims and litigation with respect to infringement will continue to occur in the future.
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
Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. Where our limited portfolio of issued patents may not provide defenses or counterclaims in response to patent infringement claims or litigation brought against us by third party competitors. Further, non-operating entities or other adverse patent owners who have no relevant products or revenue bring such claims or litigation, our potential patents provide no deterrence or competitive risk. In any case, many potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims than we could against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We might also be required to seek a license and pay royalties for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful.
See Part II, Item 1 “Legal Proceedings." for a discussion of the intellectual property litigation in which we are currently involved.

Our use of open source software could impose limitations on our ability to commercialize our products.
Our products utilize software modules licensed to us by third-party authors under open source licenses, including as incorporated into software we receive from third party commercial software vendors. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, updates, warranties, or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software that we use. We are in the process of developing tools and policies to review and monitor our use of open source software. Until we have implemented these tools and policies, we may not be able to identify all of the risks regarding our use of open source software. If we combine our proprietary software with open source software or modify such software in a certain manner, we could, under certain open source licenses, be required to release portions of the source code of our proprietary software to the public. This could allow our competitors to create similar products with lower development effort and time, and ultimately could result in a loss of product sales for us.
     As a result of our use of open source software, our products may be subject to conditions we do not intend. Furthermore, the terms of many open source licenses have not been interpreted by U.S. courts, and these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, our efforts to monitor our use of open source software in our business may not be adequate or entirely effective in all instances. If we are held to have breached or otherwise failed to comply with the terms of an open source software license, we could be required to pay damages as a result of infringement claims, seek licenses from third parties to continue offering our products, re-engineer our products, discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, or make generally available, in source code form, our proprietary code, any of which could adversely affect our business and operating results.
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
Risks Related to Ownership of Our Common Stock
We have experienced significant volatility in the price of our common stock, and you could lose all or part of your investment.
The trading price of our common stock has fluctuated substantially. From the date of our initial public offering in March 2014 through December 31, 2014, the high and low trading price for our common stock as reported by the New York Stock Exchange ranged between a high of $12.23 and a low of $3.91. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock, since you might not be able to sell your shares at or above the price you paid.
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

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or our products, or third-party proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	announced partnerships, operating or margin growth or customer acquisition rates;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	changes in our senior management or our Board;

•	general economic conditions and slow or negative growth of our markets; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. For example, on October 13, 2014, we issued a press release announcing our preliminary results for the third quarter ended September 30, 2014, which were below our previously stated guidance primarily due to weaker than expected order volume. Similarly, on February 11, 2015, we provided a guidance range for revenue for our first quarter ending March 31, 2015, which range was below the estimates of financial analysts at that time. If, such as in these instances, our revenue or operating results, or the rate of growth of our revenue or operating results, fall below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated revenue or earnings forecasts, and result in litigation against us, and substantial costs and a diversion of our management’s attention and resources.
Insiders continue to have substantial control over us and will be able to influence corporate matters.
Our directors and executive officers and stockholders holding more than 5% of our capital stock and their affiliates, excluding stockholders and affiliates holding between 5% and 10% of our capital stock not affiliated with any of our officers or directors, and do not possess any other indicia of control with respect to our company, beneficially own, in the aggregate, approximately 52.3% of our outstanding common stock based on the number of shares outstanding as of December 31, 2014. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
Part of our business strategy is to focus on our long-term growth, and in the near term to focus on such growth instead of focusing on profitability. As a result, it may take longer to achieve and sustain profitability and, once achieved, our profitability may be lower in the near term than it would be if our strategy was to maximize short-term profitability. Our use of cash could also be greater and extend over a longer period as we make investments in areas of our operations, such as sales, marketing and research and development, which we feel may promote growth and profitability over the long term. Expenditures on expanding our research and development efforts, sales and market efforts, infrastructure and other such investments may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve profitability at the level anticipated by analysts and our stockholders, our stock price may decline.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2014, we leased approximately 135,000 square feet of space in our domestic and international locations. Approximately 61% of our leased properties are located in the United States and are primarily located Sunnyvale, California, which is where our corporate headquarters located. Our international locations, which comprise approximately 39% of all our properties, are mainly located in China, the Netherlands and the United Kingdom. Our international properties are primarily used for customer service centers, sales offices and research and development facilities. Our current office leases for our headquarters facilities in Sunnyvale, California will expire in fiscal 2016. See Note 5, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for information regarding our lease obligations. We believe that our current facilities are suitable and adequate to meet our current needs and we intend to add new facilities or expand existing facilities as necessary. As we add employees and support new geographic markets, we intend to add new facilities. We believe that suitable additional or alternative space will be available as needed to accommodate ongoing operations and any such growth. However, such additional or alternative facilities may impose additional expenses on our ongoing operations.
ITEM 3.    LEGAL PROCEEDINGS
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
Linex Technologies, or Linex, filed on March 19, 2013 a Complaint in the U.S. District Court, Southern District of Florida asserting that some or all of the Company’s products infringe U.S. Patents #6,493,377, or the ‘377 Patent, and #7,167,503, or the ’503 Patent. The Company filed an answer and counterclaims for declaratory judgment against Linex asserting that the Company’s products do not infringe the ‘377 and ‘503 Patents, and that the ‘377 and ‘503 Patents are, in any case, invalid and not enforceable. The Company separately filed with the PTO petitions to initiate reexamination of the ‘377 and ‘503 Patents, which the PTO granted. This case is currently stayed pending the reexamination.
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
Charles C. Freeny III, Bryan E. Freeny, and James P. Freeny, collectively Freeny, filed on November 24, 2014 a complaint in the U.S. District Court, Eastern District of Texas asserting that the Company’s dual band wireless networking products infringe U.S. Patent #7,110,744. The Company filed an answer, denying the patent infringement allegations and raising several affirmative defenses including invalidity.
The Company intends to defend these lawsuits vigorously.
The Company is not able to predict or estimate any range of reasonably possible loss related to these lawsuits. If these matters have an adverse outcome, they may have an impact on the Company’s financial position, results of operations or cash flows.
Export Compliance
Our products are subject to U.S. export controls, specifically the Export Administration Regulations, and economic sanctions enforced by the Office of Foreign Assets Control. We incorporate standard encryption algorithms into our products, which, along with the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, license exception or other appropriate government authorizations. Each of these authorizations may require the filing of an encryption registration and classification request. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. We take precautions to prevent our products and services from being exported in violation of these laws. However, in certain instances we shipped encryption products prior to obtaining the required export authorizations and/or submitting the required requests, including a classification request and request for an encryption registration number. As a result, we filed in June 2013 a Voluntary Self Disclosure with the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) concerning these violations. BIS closed out this disclosure with a warning letter in May 2014. No penalties were assessed. These past instances could result in monetary penalties or other penalties assessed against us. Additionally, even though we take precautions to ensure that our channel partners comply with all relevant regulations, any failure by our channel partners to comply with such regulations could have negative consequences for us, including reputational harm, government investigations, and assessments of penalties against us.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock, $0.001 par value per share, has been trading on the New York Stock Exchange since March 28, 2014, under the symbol “HIVE.”
Holders of Record
As of December 31, 2014, there were approximately 45 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Price Range of Our Common Stock
The following table sets forth the reported high and low sales prices of our common stock, as quoted on the New York Stock Exchange:

	High	Low
Year Ended December 31, 2014
Second Quarter	12.23	8.00
Third Quarter	10.07	7.43
Fourth Quarter	8.13	3.91
Stock Performance Graph
The following graph compares, for the period ending December 31, 2014, the cumulative total stockholder return for our common stock, the NYSE Composite Index and the NYSE Arca Tech 100 Index. The graph assumes that $100 was invested on March 28, 2014 in each of our common stock, the NYSE Composite Index and the NYSE Arca Tech 100 Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future price performance of our stock. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Exchange Act or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

Dividend Policy
We have never declared or paid cash dividends on our common stock. Our various credit facilities currently restrict our ability to pay dividends while these facilities remain outstanding. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our Board in accordance with applicable law, would require the approval of certain of our lenders and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our Board may deem relevant.
Use of Proceeds
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
ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
The following selected historical financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements, and the related notes appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.
The selected consolidated statement of operations data for the year ended December 31, 2014, 2013 and 2012, and the consolidated balance sheet data as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data for the year ended

December 31, 2011 and 2010, and the consolidated balance sheet data as of December 31, 2012 and 2011 are derived from audited financial statements not included in this report. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Product	$120,507	$97,564	$66,631	$31,846	$15,607
Software subscriptions and service	16,785	9,571	4,584	2,110	—
Total revenue	137,292	107,135	71,215	33,956	15,607
Cost of revenue(1):
Product	38,365	31,431	24,203	12,049	7,125
Software subscriptions and service	6,400	4,250	1,797	1,544	—
Total cost of revenue	44,765	35,681	26,000	13,593	7,125
Gross profit	92,527	71,454	45,215	20,363	8,482
Operating expenses:
Research and development(1)	27,546	25,742	16,081	9,595	5,492
Sales and marketing(1)	72,364	57,773	42,765	22,396	10,835
General and administrative(1)	21,180	17,689	8,521	2,953	1,791
Total operating expenses	121,090	101,204	67,367	34,944	18,118
Operating loss	(28,563)	(29,750)	(22,152)	(14,581)	(9,636)
Interest income	37	15	10	17	23
Interest expense	(1,843)	(604)	(221)	(260)	(1,265)
Other income (expense), net	255	(2,462)	(2,036)	87	(894)
Loss before income taxes	(30,114)	(32,801)	(24,399)	(14,737)	(11,772)
Income tax provision	(441)	(426)	(339)	(64)	—
Net loss and comprehensive loss	$(30,555)	$(33,227)	$(24,738)	$(14,801)	$(11,772)
Net loss attributable to common stockholders	$(30,555)	$(33,227)	$(24,738)	$(14,801)	$(11,772)
Net loss per share allocable to common stockholders, basic and diluted	$(0.85)	$(4.84)	$(4.20)	$(2.87)	$(2.54)
Weighted-average shares used in computing net loss per share allocable to common stockholders, basic and diluted	36,097,405	6,866,839	5,884,751	5,153,514	4,633,726
(1)Stock-based compensation expense included in the consolidated statements of operations data above was as follows:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cost of revenue	$411	$64	$13	$29	$2
Research and development	2,419	929	264	123	57
Sales and marketing	4,121	1,573	483	200	103
General and administrative	3,301	1,721	346	155	31
Total stock-based compensation expense	$10,252	$4,287	$1,106	$507	$193

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$98,044	$35,023	$29,585	$14,540	$5,755
Working capital	80,910	21,516	29,774	13,836	4,046
Total assets	144,254	69,857	54,873	27,215	10,954
Total deferred revenue	46,155	30,570	16,704	4,237	1,922
Total debt	19,752	19,624	10,000	799	2,599
Convertible preferred stock warrant liability(1)	—	3,903	3,352	1,490	1,879
Total stockholders’ equity (deficit)(1)	58,155	(3,345)	11,555	12,333	1,162
(1)The outstanding convertible preferred stock converted to common shares following the close of the Company's initial public offering.
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A, “Risk Factors” and in other parts of this report.
Overview
We have designed and developed a leading cloud-managed mobile networking platform that enables enterprises to deploy a mobile-centric network edge. Managing the network edge is becoming more complex because of the proliferation of mobile devices and the ways in which such devices are used in business. Increasingly, employees and clients are using Wi-Fi-enabled smartphones, tablets, laptops and other mobile devices instead of desktop computers for mission-critical business applications. The number and types of users continues to increase, as does the breadth of applications that users need to access on their mobile device. As the difficulty and complexity of managing the network edge expands, our platform offers simplicity, scalability, and security. Additionally, our platform gives end-customers context-based visibility and policy enforcement, providing a high level of intelligence to the network. Our hardware products include intelligent access points, routers and switches. We continue to develop and bring to market new hardware products in response to evolving customer needs and new technology standards, such as 802.11ac. These products are managed by our cloud services platform which delivers cloud-based network management and mobility applications giving end-customers a single, unified and contextual view of the entire network edge. We continue to invest in our cloud platform, including our next version of the platform that includes an updated user interface, more scalable cloud operations infrastructure, and greater access to the data collected by our devices.
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
In fiscal 2014, we continued our year-over-year revenue growth overall as well as both in our North America and international businesses. For fiscal year’s 2014, 2013 and 2012, our revenue was $137.3 million, $107.1 million and $71.2 million, respectively, representing year-over-year growth of 28% from fiscal 2013 to fiscal 2014, and 50% from fiscal 2012 to fiscal 2013. In fiscal years 2014, 2013 and 2012, our net losses were $30.6 million, $33.2 million and $24.7 million, respectively.
Given the buying cycle for K-12 schools in our education vertical, the second quarter is usually the strongest for our education vertical, which historically has driven our strong sequential growth in the second quarter. We expected to see continued growth in our revenue to carry over to our third quarter ended September 30, 2014. The sales results for our third fiscal quarter 2014 were below expectations, primarily due to lower sales execution in our less-developed sales territories. Turn-over in sales personnel in these territories also contributed to our lower revenue. We did see generally strong results in our developed territories. We have not yet, however, scaled overall sales and channel capacity in these developed territories enough to cover inconsistent performance in these less-developed territories.

During the fourth quarter ended December 31, 2014, the increase in our product revenue was primarily driven by continued generally strong sales performance in our developed territories. During this quarter, which tends to be the weakest for our sales to the education vertical, we saw continued adoption of our products in the retail and healthcare verticals as well as general enterprise end-customers.
Furthermore, we have recently seen a significant change in purchasing behavior by our end-customers in education vertical due to the additional tranches of incremental funding announced by the FCC in December, 2014 and January 2015. We believe this additional funding is leading more schools to be eligible for the E-Rate program, making plans to seek E-Rate funding more widespread than it has been in the past.
E-Rate is the commonly used name for the Schools and Libraries Program of the Universal Service Fund, which is administered by the Universal Service Administrative Company (USAC) under the direction of the Federal Communications Commission (FCC). The program provides discounts to assist schools and libraries in the United States to obtain affordable telecommunications and Internet access.
Since any purchases made by schools before April 1, 2015 will not be eligible for E-Rate funding, and direct E-Rate funding will not be made available before July 1, 2015, we believe that our end-customers in the education vertical will defer purchases until after March 31, 2015 in order to better position themselves for this E-Rate funding; specifically, end-customers who would place purchases in early 2015 instead are deferring purchases until the second half of 2015. Given our exposure to the education vertical in the US, we believe that this deferral of education spending will have an additional impact on our historical seasonality.
We primarily conduct business in three geographic regions: (1) Americas, (2) Europe, the Middle East and Africa ("EMEA"), and (3) Asia Pacific ("APAC"). From a geographic perspective, year-over-year revenue increased by 25% in the Americas, 30% in EMEA, and 48% in APAC. For the year ended December 31, 2014, 63% of our total revenue was generated from Americas, 27% from EMEA and 10% from APAC.
We had approximately 19,000 end-customers as of December 31, 2014, 13,100 as of December 31, 2013, and 7,500 as of December 31, 2012. Our end-customers in over 40 countries represent a broad range of industry verticals, including K-12 and higher education, retail, distributed enterprises and healthcare.
We outsource the manufacturing of all of our products to contract manufacturers. We currently outsource the warehousing and delivery of our products to a third-party logistics provider for worldwide fulfillment. We perform quality assurance and testing at our third-party logistics provider facilities in Fremont, California.

We intend to continue to invest significant resources in the development of our innovative technologies and new product offerings to the marketplace, acquire new end-customers in new and existing geographies, and increase penetration within our existing end-customer base. We expect to continue growing our organization to meet the needs of our customers and to pursue opportunities in new and existing markets. In particular, we are investing to increase our sales capacity as well as our channel program. We increased the number of our employees from 460 employees as of December 31, 2012 to 519 as of December 31, 2013 and to 569 as of December 31, 2014. However, we continue to experience employee attrition, particularly in our sales, marketing and engineering functions, and attracting, ramping, training and retaining qualified personnel and developing sales channels will require significant effort over multiple quarters. For example, we announced in February 2015, the departure of our Senior Vice President, Worldwide Sales, and that we have undertaken a search for his replacement. We expect further turn-over in our sales organization as we transition to new leadership. Instability in our sales function will continue to impact our ability reliably to forecast revenue from quarter to quarter and to achieve operating results consistent with those forecasts.
Due to our continuing investments to grow our business, including internationally, in advance of and in preparation for, our expected increase in sales and expansion of our customer base, we are continuing to incur expenses in the near term from which we may not realize any long-term benefit. As a result, we do not expect to be profitable for the foreseeable future and our use of cash over this period could also be greater and extend over a longer period as we make investments in areas of our operations, such as sales, marketing and research and development, which we feel may promote growth and profitability over the long term. However, we believe that over the long term, we will be able to leverage these investments in the form of a higher revenue growth rate compared to the growth rate of our operating expenses.
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
We operate in the highly competitive wired and wireless network access products market. This market continues to evolve and is characterized by rapid technological innovation. We will need to continue to innovate in order to continue to achieve market adoption of our products and services. We also extended our product offering to include a family of Ethernet switches to complement our wireless offering and allow us to deliver a unified wired and wireless network edge. We have continued the expansion of our product portfolio, announcing during the quarter ended September, 30, 2014, that we have enabled our enterprise Wi-Fi solution to support iBeacon and AltBeacon technology and that we released a secure enterprise Wi-Fi branch router with embedded LTE.
In addition, our market is currently in the midst of an evolution in related wireless technology standards and protocols. For example, wireless standards for our market currently are transitioning from 802.11n to the new 802.11ac standard, which uses new radio hardware to deliver substantially higher wireless performance. As these standards were being developed and finalized, we performed hardware and software development, both internally and with our original design manufacturers, or ODMs, to incorporate these standards into our product offerings. We also continue to develop new functionality in our product offerings to take advantage of the changes that these industry standards incorporated. For example, in April 2014, we announced the AP230, an 802.11ac Gigabit Wi-Fi access point. We announced the AP1130, an 802.11ac access point for outdoor applications in December 2014. For the quarter ended December 31, 2014, we witnessed continued rapid adoption of 802.11ac products (based on the increasing percentage of our product sold during the quarter). Overall, our 802.11ac solutions accounted for 43% of our access point unit volume shipments during the year ended December 31, 2014, compared with 3% in the year ended December 31, 2013.
We have developed a cloud services platform to provide network management support additional value-added applications. HiveManager, our network management application, provides a single management interface that customers use to configure network policies, monitor and troubleshoot performance, manage access and security, and run reports on network operations. Our cloud services platform allows us to deliver vertical applications, such as our TeacherView classroom management application for K-12 education; guest access, such as our ID Manager application for providing temporary secure network access; and integration to partners solutions. We are currently developing a new version of our cloud services platform that includes an updated user interface, greater operational capacity to support large deployments, and longer data retention. Our strategy is to make our cloud services platform and applications available to customers in either a subscription public cloud or on-premises private cloud deployment.
When we introduce new product offerings, such as the upcoming release of the new version of our cloud services new hardware platforms, we must effectively manage the timing of such releases to minimize the disruption to our existing product offerings and revenue streams and manage the orderly transition of our end-customers to these new products and services to reduce the amount of inventory for products that may become obsolete or slow moving due to our new product introductions and to limit the disruption to our end-customers’ ordering practices and the pricing environment for our legacy products and services. We also must monitor the performance of these products and provide additional support as they are adopted and first used in the field and performance issues are identified. We will need to continue to react and respond to these changes through innovation and improved execution in order for our business to succeed. We will incur related research and development and support expenses as we do that.
We intend to target new end-customers within the industry verticals and geographies in which we currently operate, as well as through expansion into new verticals and geographies. For example, we have partnered with software application providers to tailor our product offerings for specific verticals such as retail, and we intend to continue to pursue such opportunities in other applicable industry verticals. In November of 2014 and January of 2015 we announced continued development of our “personalized engagement platform” for retailers, which includes a combination of Aerohive products and products developed and sold by our technology partners. In addition, our ability to successfully expand our end-customer base in new industry verticals and geographies of new end-customers is critical to creating a larger and more diverse end-customer base to which we can offer our current and future products and services. In the quarter ended September 30, 2014 we announced that we had been named to the Verizon Partner Program and in our quarter ended December 31, 2014 we announced that we will provide the Wi-Fi infrastructure to support a $100 million contribution to be made by Apple Corporation to the ConnectED a program to which, Aerohive will donate the 802.11ac wireless access point switches and cloud-based management needed to support these deployments of Apple iPads, MacBooks and Apple TVs to an identified list of 114 schools.
Our sales efforts take several quarters, and involve educating our potential end-customers about the applications and benefits of our products, including the technical capabilities of our products. Sales to the education vertical are an important sales channel for us and can involve an extended sales cycle. In addition, sales to our enterprise customers may involve an extended sales cycle and often initial purchases are small. We attempt to manage these sales cycles through continued diversification of our end-customer base by industry vertical and related purchasing seasonality, deployment maturity and visibility, and the ratio of business from new and existing end-customers. Given the buying cycle for K-12 schools in our education vertical, the second quarter is usually the strongest for our education vertical, which historically has driven our strong sequential growth in the second quarter. The sequential expansion of our operating performance from the first quarter to the second quarter has historically been very large, which can present execution and delivery challenges in subsequent quarters. In addition, we expected to see continued growth in our revenue to carry over from our second quarter ended June 30, 2014, to our third quarter ended September 30, 2014. However, during the last few weeks of the third quarter our sales results were below our expectations, resulting in lower revenue attainment for the quarter. This was primarily due to lack of sales execution in our less developed sales territories, where the progress we saw in our seasonally strong second quarter did not carry through to the end of third quarter, in part due to turnover in some of these territories. We also have seen end-customers in the education vertical defer purchases to the second half of 2015, which we expected they would have placed purchases in early 2015. Additionally, continued employee turn-over, particularly in our sales organization, could continue to impact our ability reliably to forecast revenue from quarter to quarter and to achieve operating results consistent with those forecasts.
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
Lastly, we expect to continue to derive the majority of our sales through our channel partners. Our channel partners will play a significant role in our future growth as they identify new end-customers and expand our sales to existing end-customers. We plan to continue to invest in and better utilize and scale our network of channel partners in parallel with our sales capacity to increase sales to existing end-customers, enable our channel partners to reach new end-customers and provide services and support effectively. All of these efforts will require us to continue to make significant sales and marketing investments. Additionally, we will increasingly focus our resources and attention on those channel partners best able to help us meet our growth expectations. As a result, the total number of our channel partners may over time not maintain current growth rates or even decline.
Key Financial Metrics
We regularly review the following key financial metrics to evaluate growth trends in our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Our key financial metrics include non-GAAP financial metrics. We discuss revenue under “Results of Operations.” Cash used in operating activities, deferred revenue and non-GAAP financial measures are discussed immediately below the following table.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Total revenue	$137,292	$107,135	$71,215
Total deferred revenue at period end	46,155	30,570	16,704
Cash used in operating activities	(8,748)	(12,380)	(15,629)
Non-GAAP gross profit	93,087	71,680	45,390
Non-GAAP gross margin	67.8%	66.9%	63.8%
Non-GAAP operating expenses	111,249	96,981	66,274
Non-GAAP operating expenses percentage	81.0%	90.5%	93.1%
Non-GAAP operating loss	(18,162)	(25,301)	(20,884)
Non-GAAP operating loss percentage	(13.2)%	(23.6)%	(29.3)%
Non-GAAP net loss	(20,244)	(26,553)	(21,608)
Cash used in operating activities.    We monitor cash used in operating activities as a measure of our overall business performance. Our largest uses of cash from operating activities are for employee-related expenditures and purchases of products from our contract manufactures. Our primarily source of cash flows from operating activities is cash receipts from our channel partners. Monitoring net cash used in operating activities enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation, amortization, and stock-based compensation costs, thereby allowing us to better understand and manage the cash needs of our business.
Deferred Revenue.    Our deferred revenue consists of amounts that have either been invoiced or prepaid but that have not yet been recognized as revenue as of the period end. We consider deferred revenue to be a key financial metric, because it represents a significant portion of the revenue that we expect to recognize in future periods. In addition, we monitor the change in our deferred revenue balance, which, taken together with revenue, is an indication of sales activity in a given period. The vast majority of our deferred revenue comprises future software subscriptions and service revenue, primarily for PCS and SaaS, which we recognize ratably over the service term. Of our deferred product revenue, the majority comprises hardware products that we have shipped to our VADs in advance of shipment to our end-customers. We have provided a tabular reconciliation below of current and non-current deferred revenue:

	As of December 31,
	2014	2013	2012
	(in thousands)
Product	$3,886	$5,095	$3,788
Software Subscriptions and Service	42,269	25,475	12,916
Total deferred revenue	46,155	30,570	16,704
Less: current portion of deferred revenue	22,014	15,915	9,204
Non-current portion of deferred revenue	$24,141	$14,655	$7,500

Non-GAAP financial measures.    We regularly review non-GAAP financial measures because they are key measures used by our management and our board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operating plans.
We define non-GAAP financial measures to exclude share-based compensation and related payroll tax expenses, amortization of acquired intangibles as part of any acquisition, and the periodic fair value re-measurements related to convertible preferred stock warrants.
We believe that the exclusion of share-based compensation and related payroll tax expenses, amortization of acquired intangibles as part of any acquisition, and the periodic fair value re-measurements related to convertible preferred stock warrants in calculating these non-GAAP financial measures can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as does our management and our board of directors. We have provided a tabular reconciliation of GAAP to non-GAAP measures:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Gross Profit Reconciliations:
GAAP gross profit	92,527	71,454	45,215
Stock-based compensation	411	64	13
Amortization of acquired intangible assets	149	162	162
Non-GAAP gross profit	$93,087	$71,680	$45,390

Operating Expenses Reconciliations:
GAAP research and development	27,546	25,742	16,081
Stock-based compensation	(2,419)	(929)	(264)
Non-GAAP research and development	25,127	24,813	15,817

GAAP sales and marketing	72,364	57,773	42,765
Stock-based compensation	(4,121)	(1,573)	(483)
Non-GAAP sales and marketing	68,243	56,200	42,282

GAAP general and administrative	21,180	17,689	8,521
Stock-based compensation	(3,301)	(1,721)	(346)
Non-GAAP general and administrative	17,879	15,968	8,175

GAAP operating expenses	121,090	101,204	67,367
Stock-based compensation	(9,841)	(4,223)	(1,093)
Non-GAAP operating expenses	111,249	96,981	66,274

Operating Loss Reconciliations:
GAAP operating loss	(28,563)	(29,750)	(22,152)
Stock-based compensation	10,252	4,287	1,106
Amortization of acquired intangible assets	149	162	162
Non-GAAP operating loss	(18,162)	(25,301)	(20,884)

Net Loss Reconciliations:
GAAP net loss	(30,555)	(33,227)	(24,738)
Stock-based compensation	10,252	4,287	1,106
Amortization of acquired intangible assets	149	162	162
Periodic re-measurement of convertible preferred stock warrants	(90)	2,225	1,862
Non-GAAP net loss	(20,244)	(26,553)	(21,608)

Although non-GAAP financial measures are frequently used by investors in their evaluations of companies, these non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. Some of these limitations are:

•	the non-GAAP measures do not consider the dilutive impact of stock-based compensation, which is an ongoing expense for us;

•	although amortization is a non-cash charge, the assets being amortized often will have to be replaced in the future, and non-GAAP measures do not reflect any cash requirement for such replacements;

•	non-GAAP net loss does not reflect the periodic fair value re-measurements related to convertible preferred stock warrants; and

•	other companies, including companies in this industry, may calculate these non-GAAP financial measures differently, which reduces their usefulness as a comparative measure.
Because of these limitations, you should consider non-GAAP financial measures only together with other financial performance measures, including various cash flow metrics, net loss and other GAAP results.
Initial Public Offering
In April 2014, we completed our IPO in which we registered and sold an aggregate of 8,625,000 shares of our common stock, inclusive of 1,125,000 shares of common stock registered for sale upon the exercise in full of the overallotment option by the underwriters, were issued at an offering price of $10.00 per share. The IPO resulted in proceeds of $80.2 million after deducting the underwriters’ discounts and commissions of $6.0 million. Upon completion of the IPO, $5.4 million deferred offering costs were reclassified to additional paid-in capital. In connection with the IPO, 28,227,528 outstanding shares of the Company’s convertible preferred stock automatically converted into 28,832,898 shares of common stock, and the warrants to purchase 103,034 shares of convertible preferred stock became warrants to purchase 107,876 shares of common stock.
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
Our business has historically experienced seasonality. As a result, our total revenue typically fluctuates from quarter to quarter, which often affects the comparability of our results between periods. Our total revenue has historically increased significantly in the second quarter compared to the first quarter, primarily due to the impact of increased seasonal demand by end-customers in the education vertical, which seasonal demand has historically carried over to our third quarter. The sales results for our third fiscal quarter 2014 were below expectations, primarily due to lower sales execution in our less-developed sales territories. Turn-over in sales personnel in these territories also contributed to our lower revenue. However, we did see generally strong results in our developed territories. We have not yet, however, scaled overall sales and channel capacity in these developed territories enough to cover inconsistent performance in these less-developed territories.
Demand in the education vertical tends to be weakest in the fourth quarter. However, we have also historically seen an increase in end-of-year purchases by enterprise customers in our fourth quarter, which we believe is mainly due to a desire to complete purchases within their calendar-year budget cycle. However, while we believe that these seasonal trends have affected and will continue to affect our quarterly results, our rapid growth has largely masked these seasonal trends to date. In addition, the sequential expansion of our operating performance from the first quarter to the second quarter has typically been very large, which can present execution and delivery challenges in subsequent quarters, particularly in our less developed sales territories, which we witnessed in our third quarter of fiscal 2014. We believe that our business may become more seasonal in the future. Historical patterns in our business may not be a reliable indicator of our future sales activity or performance.
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
Gross Profit
Our gross profit has been and will continue to be affected by a variety of factors, including product shipment volumes, average sales prices of our products, discounts offered to our VAR and VAD partners, the mix of revenue between products and software subscriptions and service, and the mix of hardware products sold, because our hardware products have varying gross margins depending on the product offering and the lifecycle of the product. Historically, our software subscriptions and service gross margin has been lower than our product gross margin; however, we expect our software subscriptions and service gross margin to increase over the long term because we expect our software subscriptions and service revenue to increase more quickly than our cost of software subscriptions and service revenue. We expect our gross margin to increase modestly over the long term, but it may decrease in any given time in the event we experience additional competitive pricing pressure. We also expect that our gross margin will fluctuate from period to period depending on the factors described above.
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
Sales and Marketing.  Our sales and marketing expenses consist primarily of personnel costs, including commission costs, stock-based compensation, recruiting fees and travel expenses for employees engaged in sales and marketing activities. Commission expenses in any given period are based on completed contracts, which may not result in revenue in the period in which they are incurred. Sales and marketing expenses also include the cost of trade shows, marketing programs, promotional materials, demonstration equipment, consulting services, depreciation and certain allocated facilities and information technology infrastructure costs. We expect our sales and marketing expenses to continue to increase in absolute dollars as we increase the size of our sales and marketing organization, expand into new markets and further develop our channel program. However, we expect our sales and marketing expenses to decrease as a percentage of our total revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.
  General and Administrative.    Our general and administrative expenses consist primarily of personnel costs, including bonuses, stock-based compensation and travel expenses for our executive, finance, human resources, legal and operations employees, as well as compensation for our Board. General and administrative expenses also include fees for outside consulting, legal, audit, investor relations, and accounting service and insurance, as well as depreciation and certain allocated facilities and information technology infrastructure costs. We expect our general and administrative expenses to continue to increase in absolute dollars due to the additional legal, accounting, insurance, investor relations, information technology and other costs that we will continue to incur as a public company, as well as other costs associated with growing our business. However, we expect our general and administrative expenses to decrease modestly as a percentage of our total revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Interest Expense
Our interest expense consists primarily of interest on our indebtedness. See Note 4 of our consolidated financial statements included elsewhere in this Form 10-K for more information about our debt.
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
Provision for Income Taxes
Our provision for income taxes consists primarily of foreign tax expense due to our cost-plus agreements with our foreign entities, which guarantee foreign entities a profit, and to a lesser extent federal and state income tax expense. As of December 31, 2014 and December 31, 2013, respectively, we maintained a full valuation allowance against our domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits. We expect our provision for income taxes to increase in absolute dollars in future periods.

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue:
Product	$120,507	$97,564	$66,631
Software subscriptions and service	16,785	9,571	4,584
Total revenue	137,292	107,135	71,215
Cost of revenue(1):
Product	38,365	31,431	24,203
Software subscriptions and service	6,400	4,250	1,797
Total cost of revenue	44,765	35,681	26,000
Gross profit	92,527	71,454	45,215
Operating expenses:
Research and development(1)	27,546	25,742	16,081
Sales and marketing(1)	72,364	57,773	42,765
General and administrative(1)	21,180	17,689	8,521
Operating loss	(28,563)	(29,750)	(22,152)
Interest income	37	15	10
Interest expense	(1,843)	(604)	(221)
Other income (expense), net	255	(2,462)	(2,036)
Loss before income taxes	(30,114)	(32,801)	(24,399)
Income tax provision	(441)	(426)	(339)
Net loss and comprehensive loss	$(30,555)	$(33,227)	$(24,738)
(1)Includes stock-based compensation as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cost of revenue	$411	$64	$13
Research and development	2,419	929	264
Sales and marketing	4,121	1,573	483
General and administrative	3,301	1,721	346
Total stock-based compensation expense	$10,252	$4,287	$1,106
The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Year Ended December 31,
	2014	2013	2012
Revenue:
Product	88%	91%	94%
Software subscriptions and service	12	9	6
Total revenue	100	100	100
Cost of revenue:
Product	28	29	34
Software subscriptions and service	5	4	3
Total cost of revenue	33	33	37
Gross profit	67	67	63
Operating expenses:
Research and development	21	24	23
Sales and marketing	53	54	60
General and administrative	15	17	12
Operating loss	(21)	(28)	(32)
Interest income	—	—	—
Interest expense	(1)	(1)	—
Other income (expense), net	—	(2)	(3)
Loss before income taxes	(22)	(31)	(35)
Income tax provision	—	—	—
Net loss and comprehensive loss	(22)%	(31)%	(35)%

Revenues

	Year Ended December 31,			2014 to 2013		2013 to 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Revenues:
Product	$120,507	$97,564	$66,631	$22,943	24%	$30,933	46%
Software subscriptions and service	16,785	9,571	4,584	7,214	75%	4,987	109%
Total revenue	$137,292	$107,135	$71,215	$30,157	28%	$35,920	50%

Percentage of revenues:
Product	88%	91%	94%
Software subscriptions and service	12%	9%	6%
Total	100%	100%	100%

	Year Ended December 31,			2014 to 2013		2013 to 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Revenue by geographic region:
Americas	$86,946	$69,796	$48,009	$17,150	25%	$21,787	45%
EMEA	36,317	27,864	18,853	$8,453	30%	$9,011	48%
APAC	14,029	9,475	4,353	$4,554	48%	$5,122	118%
Total revenue	$137,292	$107,135	$71,215	$30,157	28%	$35,920	50%

Percentage of revenue by geographic region:
Americas	64%	65%	68%
EMEA	26%	26%	26%
APAC	10%	9%	6%
Total	100%	100%	100%

2014 Compared to 2013.    Total revenue increased $30.2 million, or 28% in fiscal 2014 as compared to fiscal 2013, due to the increasing demand for our products and software subscriptions and service offerings.
The increase in product revenue was primarily the result of an aggregate increase in product unit shipments largely driven by sales of our intelligent access points and our unified network management system, HiveManager.
The increase in our software subscriptions and service revenue of $7.2 million in fiscal 2014 compared to the fiscal 2013, was primarily driven by the increase in sales of PCS and SaaS in connection with increased sales of products and an increase in the number of our end-customers, and recognition of deferred revenue.
The Americas and EMEA accounted for the majority of the increase in our total revenue from period to period. Our total number of end-customers increased from over 13,000 as of December 31, 2013 to more than 19,000 as of December 31, 2014.
2013 Compared to 2012.    Total revenue increased $35.9 million, or 50%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. The revenue growth reflects the increasing demand for our products and software subscriptions and service offerings.
The increase in product revenue was primarily the result of an aggregate increase in product unit shipments largely driven by sales of our intelligent access points and our unified network management system, HiveManager.

The increase in our software subscriptions and service revenue of $5.0 million was primarily driven by the increase in sales of PCS and SaaS in connection with increased sales of products and an increase in the number of our end-customers, and recognition of deferred revenue.
The Americas and EMEA accounted for the majority of the increase in our total revenue from period to period. Our total revenue increased in these regions during the year ended December 31, 2013, compared to the prior year due to an increase in the size of our sales force, as well as our addition of new channel partners and increased sales by our existing channel partners. Our total number of end-customers increased from approximately 7,500 as of December 31, 2012 to approximately 13,100 as of December 31, 2013.
Cost of Revenues and Gross Margin

	Year Ended December 31,			2014 to 2013		2013 to 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Cost of revenues:
Product	$38,365	$31,431	$24,203	$6,934	22%	$7,228	30%
Software subscriptions and service	6,400	4,250	1,797	2,150	51%	2,453	137%
Total cost of revenues	$44,765	$35,681	$26,000	$9,084	25%	$9,681	37%

Gross margin:
Product	68.2%	67.8%	63.7%
Software subscriptions and service	61.9%	55.6%	60.8%
Total gross margin	67.4%	66.7%	63.5%
2014 Compared to 2013.    We primarily attribute the increase in our cost of product revenue to an increase in sales of our products. We primarily relate the increase in our cost of software subscriptions and service revenue to an increase in cloud operations and support personnel headcount and an increase in datacenter costs. Our cloud operations and support personnel headcount increased from 25 as of December 31, 2013 to 28 as of December 31, 2014.
The increase in our product gross margin was primarily due to the continued improvement in our product design and supply chain management as well as efficiencies in the manufacturing costs. This increase was partially offset by decrease primarily driven by product mix as the majority of our product shipments transitioned to .11ac products.
The increase in our software subscriptions and service gross margin was primarily due to higher growth in our software subscriptions and service revenue than our related cost of delivering these software subscriptions and services.
2013 Compared to 2012.    The increase in our cost of product revenue was primarily related to an increase in sales of our products. The increase in our cost of software subscriptions and service revenue was primarily related to an increase in cloud operations and support personnel headcount in 2013, and an increase in datacenter costs. Our cloud operations and support personnel headcount increased from 19 as of December 31, 2012 to 25 as of December 31, 2013.
The increase in our product gross margin was primarily due to our introduction of newer versions of access points that have higher margins. Our software subscriptions and service gross margin decreased from 61% for the year ended December 31, 2012 to 56% for the year ended December 31, 2013, primarily due to incremental expenses associated with increased service and support personnel headcount and increased datacenter capacity.
Research and Development

	Year Ended December 31,			2014 to 2013		2013 to 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Research and development	$27,546	$25,742	$16,081	$1,804	7%	$9,661	60%
% of revenue	21%	24%	23%

2014 Compared to 2013.    The increase in our research and development expenses was primarily due to the increase in personnel and related allocated costs of facilities and information technology infrastructure that were partially offset by the capitalized development costs for our SaaS offerings under development.
Compared with fiscal 2013, personnel and related costs increased $7.0 million, including bonuses and stock-based compensation expense of $2.9 million, as we increased our research and development headcount to support continued investment in our future product and service offerings. The increase in personnel and related costs was partially offset by $4.8 million personnel and related costs, including wages, bonuses and stock-based compensation, capitalized for development of our new SaaS infrastructure, which we started to capitalize from December, 2013. Currently, we expect to complete development of our new SaaS infrastructure in the first half of fiscal 2015. Subsequent to the general release of the SaaS offering, we will amortize the capitalized costs over the useful economic life as part of the cost of software subscriptions and service revenue.
The remaining increase in our research and development expenses was mainly due to higher costs related to hardware prototype-related expenses. depreciation expenses and certain allocated facilities and information technology infrastructure costs. Our research and development headcount slightly increased from 216 as of December 31, 2013 to 219 as of December 31, 2014. We expect our research and development costs to continue to increase in absolute dollars, as we continue to invest in developing new products and new versions of our existing products.
2013 Compared to 2012.     The increase in our research and development expenses was primarily attributable to increases in personnel and related costs and an increase in related allocated costs of facilities and information technology infrastructure. Personnel and related costs increased by $6.9 million, including bonuses and stock-based compensation, as we increased our research and development headcount to support continued investment in our future product and service offerings. The remaining increase was mainly due to higher costs related to prototype-related expenses and consulting services and certain allocated facilities and information technology infrastructure costs. Our research and development headcount increased from 196 as of December 31, 2012 to 216 as of December 31, 2013.
Sales and Marketing

	Year Ended December 31,			2014 to 2013		2013 to 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$72,364	$57,773	$42,765	$14,591	25%	$15,008	35%
% of revenue	53%	54%	60%

2014 Compared to 2013.    The increase in our sales and marketing expenses was primarily due to increases in personnel and related costs of $10.5 million, including increased headcount, bonuses, stock-based compensation expense and higher commissions. Our sales and marketing expenses also increased due to higher marketing program expenses of $1.6 million, and increases in our other sales and marketing related activities. Our sales and marketing headcount increased from 204 as of December 31, 2013 to 227 as of December 31, 2014. We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to add sales personnel and continue marketing programs.
2013 Compared to 2012.     The increase in our sales and marketing expenses was primarily attributable to increases in personnel and related costs of $13.5 million. The increase in personnel and related costs represents the full-year impact of personnel costs for fiscal 2013 resulting from the increase in headcount towards the end of fiscal 2012. The increase also includes increased commission and bonus expenses related to higher business volume during the year. Our sales and marketing expenses also increased due to higher travel costs of $1.1 million due to higher business activity. Our sales and marketing headcount increased from 194 as of December 31, 2012 to 204 as of December 31, 2013.
General and Administrative

	Year Ended December 31,			2014 to 2013		2013 to 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
General and administrative	$21,180	$17,689	$8,521	$3,491	20%	$9,168	108%
% of revenue	15%	17%	12%
2014 Compared to 2013.    The increase in our general and administrative expenses was primarily due to increases in personnel and related costs of $2.6 million, including bonuses and stock-based compensation. Our general and administrative headcount increased from 67 as of December 31, 2013 to 82 as of December 31, 2014. We expect that general and administrative expenses will continue to increase in absolute dollars due primarily to costs associated with being a public company and to support the growth in our business.
2013 Compared to 2012.     The increase in our general and administrative expenses was primarily attributable to increases in personnel and related costs of $5.0 million, including bonuses and stock-based compensation. Our general and administrative expenses also increased due to higher professional services costs of $4.5 million, which related to audit fees, increased legal fees and finance and accounting consulting fees, in connection with scaling our organization to support increased business activity. These increases were partially offset by a decrease in certain allocated facilities and information technology infrastructure costs. Our general and administrative headcount increased from 44 as of December 31, 2012 to 67 as of December 31, 2013.
Interest Expense

	Year Ended December 31,			2014 to 2013		2013 to 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Interest expense	$(1,843)	$(604)	$(221)	$(1,239)	205%	$(383)	173%
2014 Compared to 2013.    Interest expense consists of interests from our loan credit facilities. We primarily attribute the increase in our interest expense to the $10.0 million we borrowed from TriplePoint Capital LLC in December 2013 under our term loan credit facility.
2013 Compared to 2012.    The change in our interest expense was not significant.
Other Income (Expense), Net

	Year Ended December 31,			2014 to 2013		2013 to 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$255	$(2,462)	$(2,036)	$2,717	(110)%	$(426)	21%
2014 Compared to 2013.    Our other income (expense), net, primarily consists of fair value remeasurement of our convertible preferred stock warrants. Upon completion of the IPO in April 2014, all convertible preferred stock warrants became exercisable for shares of common stock and are no longer subject to fair value remeasurement, resulting in decrease of other expense.
2013 Compared to 2012.    Our other income (expense), net increased primarily due to a fair value adjustment of our convertible preferred stock warrants.

Quarterly Results of Operations
The following unaudited quarterly statements of operations for each of the four quarters in the year ended December 31, 2014, and each of the four quarters in the year ended December 31, 2013 have been prepared on a basis consistent with our audited annual financial statements included in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for the fair statement of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future for a full year or any other period. The following quarterly financial data should be read in conjunction with our audited financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.
The following table sets forth our results of operations for the periods presented in dollars:

	Three Months Ended
	Dec 31, 2014	Sept 30, 2014	June 30, 2014	March 31, 2014	Dec 31, 2013	Sept 30, 2013	June 30, 2013	March 31, 2013
	(In thousands)
Revenue:
Product	$31,149	$30,776	$33,721	$24,861	$27,268	$26,376	$25,883	$18,037
Software subscriptions and service	5,031	4,550	3,833	3,371	3,004	2,628	2,149	1,790
Total revenue	36,180	35,326	37,554	28,232	30,272	29,004	28,032	19,827
Cost of revenue:
Product	10,159	9,764	10,560	7,882	8,565	8,652	8,059	6,155
Software subscriptions and service	1,717	1,678	1,639	1,366	1,294	1,111	1,010	835
Total cost of revenue	11,876	11,442	12,199	9,248	9,859	9,763	9,069	6,990
Gross profit	24,304	23,884	25,355	18,984	20,413	19,241	18,963	12,837
Operating expenses:
Research and development	7,031	7,544	6,833	6,138	6,801	6,510	6,674	5,757
Sales and marketing	18,728	18,056	19,011	16,569	15,762	14,507	14,604	12,900
General and administrative	5,984	5,224	5,135	4,837	5,016	4,858	3,926	3,889
Operating loss	(7,439)	(6,940)	(5,624)	(8,560)	(7,166)	(6,634)	(6,241)	(9,709)
Interest income	18	10	8	1	6	2	3	4
Interest expense	(461)	(458)	(459)	(465)	(262)	(141)	(101)	(100)
Other income (expense), net	101	95	(58)	117	(289)	(1,305)	(485)	(383)
Loss before income taxes	(7,781)	(7,293)	(6,133)	(8,907)	(7,711)	(8,078)	(6,824)	(10,188)
Income tax provision	(205)	(81)	(135)	(20)	(83)	(58)	(155)	(130)
Net loss	$(7,986)	$(7,374)	$(6,268)	$(8,927)	$(7,794)	$(8,136)	$(6,979)	$(10,318)

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended
	Dec 31, 2014	Sept 30, 2014	June 30, 2014	March 31, 2014	Dec 31, 2013	Sept 30, 2013	June 30, 2013	March 31, 2013
	(In thousands)
Revenue:
Product	86.1%	87.1%	89.8%	88.1%	90.1%	90.9%	92.3%	91.0%
Software subscriptions and service	13.9	12.9	10.2	11.9	9.9	9.1	7.7	9.0
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenue:
Product	28.1	27.6	28.1	28.0	28.3	29.9	28.8	31.1
Software subscriptions and service	4.7	4.8	4.4	4.8	4.3	3.8	3.6	4.2
Total cost of revenue	32.8	32.4	32.5	32.8	32.6	33.7	32.4	35.3
Gross profit	67.2	67.6	67.5	67.2	67.4	66.3	67.6	64.7
Operating expenses:
Research and development	19.4	21.4	18.1	21.7	22.5	22.4	23.8	28.9
Sales and marketing	51.8	51.1	50.6	58.7	52.1	50.0	52.1	65.1
General and administrative	16.5	14.8	13.7	17.1	16.6	16.7	14.0	19.6
Operating loss	(20.5)	(19.7)	(14.9)	(30.3)	(23.8)	(22.8)	(22.3)	(48.9)
Interest income	—	—	—	—	—	—	—	—
Interest expense	(1.3)	(1.3)	(1.2)	(1.6)	(0.9)	(0.5)	(0.4)	(0.5)
Other income (expense), net	0.3	0.3	(0.2)	0.4	(1.0)	(5.0)	(1.7)	(1.9)
Loss before income taxes	(21.5)	(20.7)	(16.3)	(31.5)	(25.7)	(28.3)	(24.4)	(51.3)
Income tax provision	(0.6)	(0.2)	(0.4)	(0.1)	(0.3)	(0.2)	(0.6)	(0.7)
Net loss	(22.1)%	(20.9)%	(16.7)%	(31.6)%	(25.7)%	(28.1)%	(24.9)%	(52.0)%
Quarterly Revenue Trends
Our quarterly year-over-year revenue increased for fiscal 2014 compared to fiscal 2013. As expected, for the first quarter ended March 31, 2014, our total revenue decreased from the fourth quarter of fiscal 2013, due to seasonal buying patterns and budget cycles within both our education vertical and general enterprise end-customers. For the second quarter ended June 30, 2014, the increase in our product revenue was primarily driven by strong seasonal performance in our sales to end-customers in the education vertical, which seasonal demand has historically carried over to our third quarter. However, the sales results for our third fiscal quarter 2014 were below expectations, primarily due to lower sales execution in our less-developed sales territories. Turn-over in sales personnel in these territories also contributed to our lower revenue. We did see generally strong results in our developed territories. We have not yet, however, scaled overall sales and channel capacity in these developed territories enough to cover inconsistent performance in these less-developed territories.
For the fourth quarter ended December 31, 2014, the increase in our product revenue was primarily driven by continued generally strong sales performance in our developed territories. During this quarter, which tends to be the weakest for our sales to the education vertical, we saw continued adoption of our products in the retail and healthcare verticals as well as the general enterprise. Our software subscriptions and service revenue increased for all the quarters presented, primarily related to the increase in sales of PCS and SaaS in connection with increased sales of our products and an increase in the number of our end-customers, as well as recognition of deferred revenue.
Comparisons of our quarterly revenue year-over-year are more meaningful than comparisons of our quarterly sequential revenue due to seasonality in the sale of our products and software subscriptions and services. Our total revenue has increased significantly in the second quarter compared to the first quarter, primarily due to the impact of increased seasonal demand by end-customers in the education vertical, which has carried over into our third quarter. However, as mentioned above, the sales results for our third fiscal quarter 2014 were below expectations, primarily due to lower sales execution in our less-developed sales territories. For the periods presented, our total revenue has decreased from our fourth quarter to the first quarter of our next fiscal year, also due to seasonal buying patterns and budget cycles within both our education vertical and general enterprise end-customers. Demand in the education vertical tends to be weakest in the fourth quarter. While we believe that these seasonal trends have affected and will continue to affect our quarterly results, our rapid growth has largely masked these seasonal trends to date. We believe that our business may become more seasonal in the future. Historical patterns in our business may not be a reliable indicator of our future sales activity or financial performance.
Furthermore, we have recently seen a significant change in purchasing behavior by our end-customers in education vertical due to the additional tranches of incremental funding announced by the FCC in December, 2014 and January 2015. We believe this additional funding is leading more schools to be eligible for the E-Rate program, making it more widespread than it had been in the past.
E-Rate is the commonly used name for the Schools and Libraries Program of the Universal Service Fund, which is administered by the Universal Service Administrative Company (USAC) under the direction of the Federal Communications Commission (FCC). The program provides discounts to assist schools and libraries in the United States to obtain affordable telecommunications and Internet access.
Since any purchases made by schools before April 1, 2015 will not be eligible for E-Rate funding, and direct E-Rate funding will not be made available before July 1, 2015, we believe that our end-customers in the education vertical will defer purchases until after March 31, 2015 in order to better position themselves for this E-Rate funding; specifically, end-customers who would place purchases in early 2015 instead are deferring purchases until the second half of 2015. Given our exposure to the education vertical in the US, we believe that this deferral of education spending will have an additional impact on our historical seasonality.
Quarterly Gross Margin Trends
Our total gross margin ranged from 64.7% to 67.6% during the periods presented. Our product gross margin have fluctuated primarily due to the product mix, introduction of new versions of access points, transition to .11ac products and efficiencies in manufacturing costs.
Our software subscriptions and service gross margin have continued to improve primarily due to higher growth in our software subscriptions and service revenue than our related cost of delivering these software subscriptions and services.
Quarterly Operating Expense Trends
Our operating expenses increased sequentially in all quarters presented as we invested in our research and development, sales and marketing and general and administrative functions to support the growth of our business. Increases in operating expenses have been largely attributed to adding headcount and related compensation in all functions.
Liquidity and Capital Resources
Capital Resources
As of December 31, 2014, we had cash and cash equivalents of $98.0 million, $94.6 million of which was held within the United States.
Our cash and cash equivalents increased $5.4 million in 2013 and $63.0 million in 2014. Prior to the second quarter of fiscal 2014, we funded our operations primarily through cash provided by financing activities, including private sales of equity securities and funds raised through debt financing. In April 2014, we completed our IPO which resulted in net proceeds of $80.2 million, after deducting underwriters' discounts and commissions. We plan to continue to invest for long-term growth. This investment in long-term growth will continue to increase in absolute dollars.
We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced product and service offerings, the costs to ensure access to adequate manufacturing capacity, and the level of market acceptance of our products. However, we may be required to raise additional funds in the future through public or private debt or equity financing to meet additional working capital requirements. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders. If adequate funds are not available on acceptable terms, our business and operating results could be adversely affected.

As of December 31, 2014, we had $10.0 million of outstanding debt under our revolving credit facility with Silicon Valley Bank, and $10.0 million of outstanding debt under our term loan credit facility with TriplePoint Capital. We were in compliance with all covenants under the agreement as of December 31, 2014 and 2013, respectively.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash used in operating activities	$(8,748)	$(12,380)	$(15,629)
Net cash used in investing activities	(6,749)	(2,910)	(1,488)
Net cash provided by financing activities	78,518	20,728	32,162
Net increase (decrease) in cash and cash equivalents	$63,021	$5,438	$15,045
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
For fiscal 2014, operating activities used $8.7 million of cash as a result of our net loss of $30.6 million, partially offset by non-cash charges of $12.7 million and a net change of $9.2 million in our net operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $10.3 million and depreciation and amortization expense of $2.3 million. The net change in our net operating assets and liabilities was primarily due to a $15.6 million increase in deferred revenue as a result of an increase in sales of PCS and SaaS, an increase of $1.6 million in accrued liabilities, and an increase of $1.3 million in accounts payable, partially offset by an increase of $7.1 million in accounts receivable and $1.5 million in cash used for inventory purchases. Our days sales outstanding, or DSO, which we define as the number of days it takes us to collect revenue after a sale has been made, based on a 90-day average, was 59 days as of December 31, 2014.
For fiscal 2013, operating activities used $12.4 million of cash as a result of our net loss of $33.2 million, partially offset by non-cash charges of $8.2 million and a net change of $12.6 million in our net operating assets and liabilities. Non-cash charges consisted primarily of $4.3 million in stock-based compensation which increased due to new stock options granted combined with the increase in the fair value of our common stock. Non-cash charges also consisted of $2.2 million in the remeasurement of the fair value of our convertible preferred stock warrants. The net change in our net operating assets and liabilities was primarily due to a $13.9 million increase in deferred revenue as a result of an increase in sales of PCS and SaaS, an increase of $2.5 million in accrued liabilities, partially offset by an increase of $4.9 million in accounts receivable. Our days sales outstanding, or DSO, which we define as the number of days it takes us to collect revenue after a sale has been made, based on a 90-day average, was 50 days as of December 31, 2013. Higher shipments and billings in the later part of the quarter ended December 31, 2013, as compared to quarter ended December 31, 2012, resulted in an increase in the DSO as compared to December 31, 2012.
For fiscal 2012, operating activities used $15.6 million of cash as a result of our net loss of $24.7 million, partially offset by non-cash charges of $3.8 million and a net change of $5.3 million in our net operating assets and liabilities. Non-cash charges consisted primarily of $1.9 million in the remeasurement of the fair value of our convertible preferred stock warrants and $1.1 million in stock-based compensation, which increased due in part to our making significant stock option grants in 2012 combined with the increase in the fair value of our common stock. The net change in our net operating assets and liabilities was primarily due to a $12.5 million increase in deferred revenue as a result of an increase in sales of PCS and SaaS, partially offset by an $8.1 million increase in accounts receivable and a $1.7 million increase in prepaid expenses and other assets. Our DSO was 47 days as of December 31, 2012. Higher shipments and billings in the later part of the quarter ended December 31, 2012, as compared to quarter ended December 31, 2011, resulted in an increase in the DSO as compared to December 31, 2011.

Investing Activities
Our investing activities have primarily consisted of purchases of property and equipment. In fiscal 2014, our investing activities also consisted of capitalized development costs of our SaaS offerings.
For fiscal 2014, cash used in investing activities was $6.7 million, primarily attributable to capitalization of internal software development costs for development of our new SaaS infrastructure of $4.4 million, and purchases of property and equipment of $2.4 million, relating primarily to manufacturing, research and development lab equipment and purchased software. The capitalization of internal software development costs for development of our new SaaS infrastructure represents personnel and related costs including wages and bonuses. We started to capitalize costs for development of our new SaaS infrastructure from December, 2013. Currently, we expect to complete development of our new SaaS infrastructure by the first half of fiscal 2015.
For fiscal 2013, cash used in investing activities was $2.9 million and was attributable to capital expenditures relating primarily to computer and other infrastructure equipment, testing and imaging equipment, and research and development lab equipment.
For fiscal 2012, cash used in investing activities was $1.5 million and was attributable to capital expenditures relating primarily to computer and other infrastructure equipment, testing and imaging equipment, and research and development lab equipment.
Financing Activities
Our financing activities have primarily consisted of the private placements of convertible preferred stock, issuance of debt and proceeds from exercises of stock options, as well as proceeds from the sale of common stock in our IPO in April, 2014.
For fiscal 2014, financing activities provided $78.5 million of cash, primarily as a result of net proceeds of $80.2 million from our IPO in April 2014 (net of the underwriters' discounts and commissions), $0.9 million increase in net proceeds from exercises of convertible preferred stock warrants and $1.7 million in proceeds from exercises of stock options, partially offset by $4.0 million payment of offering costs related to our IPO.
For fiscal 2013, financing activities provided $20.7 million of cash, primarily as a result of net proceeds of $9.9 million from the sale of our Series E convertible preferred stock and our draw-down of $10.0 million under our term loan credit facility with TriplePoint Capital.
For fiscal 2012, financing activities provided $32.2 million of cash, primarily as a result of net proceeds of $22.4 million from the sale of our Series E convertible preferred stock and our drawing down $10.0 million on our revolving line of credit under our revolving credit facility. In 2012, we also fully repaid our outstanding borrowings of $0.8 million under our prior loan and security agreement.
Debt Obligations
In June 2012, we entered into a revolving credit facility with Silicon Valley Bank for an aggregate principal amount of up to $10.0 million, with a sublimit of $3.0 million for borrowings guaranteed by the Export-Import Bank of the United States. Our revolving credit facility is collateralized by substantially all of our property, other than our intellectual property. Our revolving credit facility bears monthly interest at a floating rate equal to the greater of (1) 4.00% or (2) prime rate plus 0.75%. The revolving loans may be borrowed, repaid and re-borrowed until June 29, 2015, when all outstanding amounts must be repaid. As of December 31, 2014, we have drawn $10.0 million under our revolving credit facility.
In August 2013, we entered into a term loan credit facility with TriplePoint Capital that allows us, subject to certain funding conditions, including compliance with certain covenants and the absence of certain events or conditions that could be deemed to have a material adverse effect on our business, to borrow term loans in an aggregate principal amount of up to $20.0 million. Absent agreement from the lender, we may no longer request draws under the term loan credit facility.
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
In December 2013, we drew $10.0 million under this term loan credit facility, which remained outstanding as of December 31, 2014. In April 2014, the stated rate of interest was reduced by 0.5% due to the effectiveness of our IPO on March 28, 2014. We may prepay these loans in whole at any time but are required to pay the end of term payment, plus an early repayment fee of 1% of the loan balance outstanding if repaid within twelve months. Absent agreement from the lender, we may no longer request draws under the term loan credit facility. Subsequent to the year end, we entered into an agreement with TriplePoint Capital LLC, relating to early voluntary prepayments of outstanding obligations under our first and second term loans, and providing for a 50% reduction in the end-of-term payment for each of the loans. In exchange for this reduction of our end-of-term payments, we provided a term extension of one additional year for warrants to purchase 73,883 shares of our common stock that were scheduled to expire on March 27, 2015. As part of this agreement, we also elected to voluntarily repay in full our outstanding obligation of $2.5 million under the second term loan along with payment of $0.08 million (representing the 50% discounted end-of-term payment).
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
We were in compliance with all covenants under our revolving credit facility and term loan credit facility as of December 31, 2014 and 2013.
Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations as of December 31, 2014:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Contractual Obligations:
Short-term debt obligations(1)	$12,500	$—	$—	$—	$12,500
Long-term debt obligations(2)	—	7,500	—	—	7,500
Interest expense on our debt obligations(3)	1,214	839	—	—	2,053
Purchase commitments(4)	8,049	—	—	—	8,049
Operating lease obligations(5)	1,987	1,032	—	—	3,019
Total contractual obligations	23,750	9,371	—	—	33,121

(1) Short-term debt includes $10.0 million in outstanding borrowings on our revolving line of credit, and $2.5 million in outstanding borrowings on our term loan credit facility.
(2) Long-term debt includes $7.5 million in outstanding borrowings on our term loan credit facility.
(3) Represents our estimated interest expense on our outstanding debt obligations based on the interest rate in effect as of December 31, 2014.
(4) Consists of minimum purchase commitments with our contract manufacturers that are non-cancelable and other open purchase orders. Such minimum purchase commitments are based on our forecasted manufacturing requirements and typically provide for fulfillment with an agreed upon lead time or commercially standard lead times for the particular part or product. The timing and amount of payments may change due to changing business needs and other factors.
(5) Operating leases include total future minimum rent payments under noncancelable operating lease agreements. In fiscal 2014, we made regular lease payments of $2.1 million under the operating lease agreements. The table above excludes liabilities for uncertain tax positions and related interest and penalties accrual as the amount is insignificant.
Contractual Obligations and Other Commitments
We subcontract with other companies to manufacture our products. During the normal course of our business, our contract manufacturers procure components based upon orders placed and forecasts provided by us. If we cancel all or part of our orders, we may still be liable to the contract manufacturers for the cost of the components that they purchase in reliance on our orders or forecasts. We periodically review our potential liability to our contract manufacturers, and as of December 31, 2014, we have no accruals recorded. Our financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred.
Off-Balance Sheet Arrangements
Through December 31, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
We believe that the assumptions and estimates associated with revenue recognition, inventory valuations, income taxes, stock-based compensation and warranty costs have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 1 of the accompanying notes to our consolidated financial statements
Revenue Recognition
We derive revenue from two sources: (1) product, which includes hardware and software revenue, and (2) software subscriptions and service, which includes post-contract customer support, or PCS, and software delivered as a service, or SaaS. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery or performance has occurred; the sales price is fixed or determinable; and collection is reasonably assured. We define each of those four criteria as follows:
Persuasive Evidence of an Arrangement Exists.    Evidence of an arrangement generally consists of a purchase order issued pursuant to the terms and conditions of a VAD and VAR reseller agreement or, in limited cases, an end-customer agreement.
Delivery or Performance has Occurred.    We use shipping and related documents and VAD sell-through reports to verify delivery or performance. We do not recognize product revenue until transfer of title and risk of loss, which generally is upon shipment to VARs or end-customers.

The Sales Price is Fixed or Determinable.    We assess whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment.
Collection is Reasonably Assured.    We assess probability of collection on a channel partner-by-channel partner basis. We subject our channel partner to a credit review process that evaluates their financial condition and ability to pay for our products and services. If we conclude that collection is not reasonably assured, we do not recognize revenue until cash is received.
Our product revenue consists of revenue from the sale of our hardware products (which each contain embedded software related to its proprietary operating system), and HiveManager network management software which is considered essential to the functionality of our hardware products. Therefore, our hardware appliances together with the related HiveManager software are considered non-software elements and are not subject to the industry-specific software revenue recognition guidance.
Our software subscriptions and service revenue consists of revenue from SaaS and PCS arrangements. SaaS arrangements with customers do not provide the right to take possession of the software at any time during the hosting period, have a defined contract term, and are recognized ratably over the contract term beginning on the provisioning date of the contract, which is typically one, three or five years. We have determined that hardware sold with SaaS arrangements has stand-alone value and therefore have concluded that the hardware represents a separate unit of accounting that is recognized as revenue upon shipment assuming all other revenue recognition criteria is met. PCS arrangements include software updates, access to technical support personnel, and expedited replacement of defective hardware products. Revenue for PCS services is recognized on a straight-line basis over the service contract term, which is typically one, three or five years.
We operate a multi-tier channel distribution model that includes VADs and VARs. Substantially all of our sales in North America are made through VARs. For sales to VARs, we recognize product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is our practice to identify an end-customer prior to shipment to a VAR. Substantially all of our sales outside of North
America are made through VADs under agreements allowing for stocking of our products in their inventory, price protection or rebates in agreements, and limited rights of return for stock rotation. Product revenue on sales made through these VADs is initially deferred and revenue is recognized upon sell-through as reported by the VADs to us.
Most of our arrangements, other than stand-alone renewals of SaaS and PCS arrangements, are multiple-element arrangements with a combination of product and service (as defined above). We allocate arrangement consideration in multiple-element revenue arrangements at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes (i) vendor-specific objective evidence, or VSOE, of selling price, if available; (ii) third-party evidence or TPE, of selling price, if VSOE is not available; and (iii) best estimate of selling price, or BESP, if neither VSOE nor TPE is available.
VSOE.    We determine VSOE based on our historical pricing and discounting practices for the specific products and services when sold separately. In determining VSOE, we require that a substantial majority of the stand-alone selling prices fall within a reasonably narrow pricing range. We established VSOE for some of our sales of PCS for both VAD and VAR channels as our pricing is sufficiently concentrated to conclude that we can demonstrate VSOE.
TPE.    When VSOE cannot be established for deliverables in multiple-element arrangements, we apply judgment with respect to whether we can establish a selling price based on TPE. TPE is determined based on competitor prices for interchangeable products or services when sold separately to similarly situated customers. However, because our products contain a significant element of proprietary technology and our solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained.
BESP.    When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service was sold regularly on a stand-alone basis. As we have not been able to establish VSOE or TPE for our products and some of our services, we determine BESP for the purposes of allocating the arrangement, primarily based on historical transaction pricing. Historical transactions are segregated based on our pricing model and go-to-market strategy, which includes factors such as type of sales channel (VAR, VAD or end-customer), the geographies in which our products and services were sold (domestic or international) and offering type (product series, software subscriptions and level of support for PCS). The determination of BESP is made through consultation with and approval by management.
We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges.

We make certain estimates and maintain allowances for sales returns and other programs based on our historical experience. To date, these estimates have not been significant.
Shipping charges billed to channel partners are included in product revenue and the related shipping costs are included in cost of product revenue.
Inventory
Our inventory consists of hardware products and related component parts and is stated at the lower of cost, which approximates actual cost computed on a first-in, first-out basis, or market value. We evaluate inventory for excess and obsolete products, based on management’s assessment of future demand and market conditions, and technological obsolescence of our products. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. Inventory write-downs are included as a component of cost of product revenue in the statements of operations.
Income Taxes
We account for income taxes under an asset and liability approach for deferred income taxes, which requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that we have recognized in our consolidated financial statements, but have not been reflected in taxable income. We make estimates and judgments in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred income tax assets, which arise from temporary differences and carryforwards. We measure our deferred income tax assets and liabilities using the currently enacted tax rates that apply to taxable income in effect for the years in which we expect to realize or settle those tax assets. We regularly assess the likelihood that we will realize our deferred income tax assets based on our historical level of taxable income, projections for our future taxable income and tax planning strategies. To the extent that we believe that any amounts are not more likely than not to be realized, we record a valuation allowance to reduce our deferred income tax assets. As of December 31, 2014 and 2013, we maintained a full valuation allowance against our deferred income tax assets.
Stock-Based Compensation
We calculate compensation expense for all stock-based awards based on the estimated fair values on the date of grant. Our stock-based awards include stock options, restricted stock units (RSU) and purchase rights under the employee stock purchase plan (ESPP). The fair value of each RSU granted is determined using the fair value of our common stock on the date of the grant. The fair value of each stock option is estimated using the Black-Scholes option pricing model. The fair value of each stock purchase right under our ESPP is calculated based on the closing price of our stock on the date of grant and the value of a call option estimated using the Black-Scholes pricing model. The Black-Scholes pricing model requires assumptions including the market value of our common stock, expected term of the award, expected volatility of the price of our common stock, risk-free interest rates, and expected dividend yield.
We determine the expected term of employee stock options using the simplified method as provided by the Securities and Exchange Commission. The simplified method is presumed to be the average of the time-to-vesting and the contractual life of the options. The expected term of ESPP is based on the contractual terms. The expected volatility is derived from the historical stock volatilities of the common stock of several publicly traded comparable companies over a period approximately equal to the expected term of the expected life of the options, since we had not established sufficient public trading history of our common stock. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for zero-coupon U.S. treasury notes with maturities equal to the option's expected term. The expected dividend is assumed to be zero as we have never paid dividends and has no current plans to do so.
Prior to our IPO, the fair value of the shares of common stock underlying the stock-based awards was historically determined by the board of directors, with input from management. Because there was no public market for our common stock, the board of directors determined the fair value of the common stock on the grant-date of the stock-based award by considering a number of objective and subjective factors, including valuations of comparable companies, sales of the our convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of our capital stock, and general and industry-specific economic outlook. Subsequent to the completion of our IPO on April 2, 2014, the fair value of common stock underlying stock-based awards is determined based on the closing stock price of our shares on the date of grant.
Stock-based compensation is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. The forfeiture rate is based on an analysis of our actual historical forfeitures.

Warranty Liability
The Company maintains a warranty accrual for estimated future warranty obligations based on unit volumes by hardware product family together with anticipated future warranty costs. The Company’s access points and branch routers are generally covered by a limited lifetime warranty, and other hardware accessory products are generally covered for a period of one year.
Recent Accounting Pronouncements
Refer to Recent Accounting Pronouncements, under Note 1, Description of Business and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and our outstanding debt obligations. We had cash and cash equivalents of $98.0 million and $35.0 million as of December 31, 2014 and December 31, 2013, respectively. These amounts were held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments.
We have outstanding debt of $20.0 million as of December 31, 2014, consisting of our $10.0 million in borrowings under our revolving line of credit and $10.0 million under our term loan credit facility. The revolving line of credit bears interest at a variable rate. As of December 31, 2014, the interest rate under our revolving line of credit was 4% per annum. A hypothetical 10% change in our interest rate would have an insignificant impact on our consolidated financial statements.
In December 2013, we borrowed $10.0 million under our term loan credit facility under two separate loans. The first long-term loan was for $7.5 million and the second long-term loan was for $2.5 million. As of December 31, 2014, the stated rates of interest were 10.25% and 9.25%, for the $7.5 million and $2.5 million term loans, respectively. A hypothetical 10% change in our interest rates would have an insignificant impact on our consolidated financial statements.
Foreign Currency Risk
Most of our sales are denominated in U.S. dollars and, therefore, our revenues are not currently subject to significant foreign currency risk. However, the exchange rate of the U.S. dollar to foreign currencies has strengthened significantly of late, which could make the price of our products outside the United States less competitive, reducing our sales or requiring us to lower pricing for our products outside the United States in order to maintain sales and revenue performance. Our operating expenses are denominated in the currencies of the countries in which our operations are located, including in EMEA and APAC, and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not used derivative financial instruments to mitigate our exposure to foreign currency exchange risks. A hypothetical 10% change in foreign currency exchange rates applicable to our business would have an insignificant impact on our consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aerohive Networks, Inc.
Sunnyvale, California
We have audited the accompanying consolidated balance sheets of Aerohive Networks, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aerohive Networks, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 16, 2015

AEROHIVE NETWORKS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98,044	$35,023
Accounts receivable, net of allowance for doubtful accounts of $106 and $158 as of December 31, 2014 and December 31, 2013, respectively	24,695	17,578
Inventories	8,360	6,817
Prepaid expenses and other current assets	2,610	4,949
Deferred cost of goods sold	1,001	1,427
Total current assets	134,710	65,794
Property and equipment, net	8,862	3,281
Goodwill	513	513
Intangible assets, net	—	149
Other assets	169	120
Total assets	$144,254	$69,857
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$10,154	$10,802
Accrued liabilities	9,181	7,561
Debt, current	12,451	10,000
Deferred revenue, current	22,014	15,915
Total current liabilities	53,800	44,278
Debt, non-current	7,301	9,624
Convertible preferred stock warrant liability	—	3,903
Deferred revenue, non-current	24,141	14,655
Other liabilities	857	742
Total liabilities	86,099	73,202
Commitments and contingencies (Note 5)
Stockholders’ equity (deficit):
Convertible preferred stock, par value of $0.001 per share, issuable in Series A, B, C, D and E - zero and 29,536,358 shares authorized as of December 31, 2014 and December 31, 2013, respectively; zero and 27,861,009 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	—	69
Preferred stock, par value of $0.001 per share - 25,000,000 and zero shares authorized as of December 31, 2014 and December 31, 2013, respectively; no shares issued and outstanding as of December 31, 2014 and December 31, 2013	—	—
Common stock, par value of $0.001 per share - 500,000,000 and 52,800,000 shares authorized as of December 31, 2014 and December 31, 2013, respectively; 46,028,908 and 7,419,469 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	46	18
Additional paid–in capital	208,998	116,902
Accumulated deficit	(150,889)	(120,334)
Total stockholders’ equity (deficit)	58,155	(3,345)
Total liabilities and stockholders’ equity (deficit)	$144,254	$69,857
See notes to consolidated financial statements.

AEROHIVE NETWORKS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Product	$120,507	$97,564	$66,631
Software subscriptions and service	16,785	9,571	4,584
Total revenue	137,292	107,135	71,215
Cost of revenue:
Product	38,365	31,431	24,203
Software subscriptions and service	6,400	4,250	1,797
Total cost of revenue	44,765	35,681	26,000
Gross profit	92,527	71,454	45,215
Operating expenses:
Research and development	27,546	25,742	16,081
Sales and marketing	72,364	57,773	42,765
General and administrative	21,180	17,689	8,521
Total operating expenses	121,090	101,204	67,367
Operating loss	(28,563)	(29,750)	(22,152)
Interest income	37	15	10
Interest expense	(1,843)	(604)	(221)
Other income (expense), net	255	(2,462)	(2,036)
Loss before income taxes	(30,114)	(32,801)	(24,399)
Income tax provision	(441)	(426)	(339)
Net loss and comprehensive loss	$(30,555)	$(33,227)	$(24,738)
Net loss attributable to common stockholders	$(30,555)	$(33,227)	$(24,738)
Net loss per share allocable to common stockholders, basic and diluted	$(0.85)	$(4.84)	$(4.20)
Weighted-average shares used in computing net loss per share allocable to common stockholders, basic and diluted	36,097,405	6,866,839	5,884,751
See notes to consolidated financial statements.

AEROHIVE NETWORKS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2011	24,664,563	$62	5,461,092	$14	$74,626	$(62,369)	$12,333
Issuance of Series E convertible preferred stock at $11.0315 per share, net of issuance costs of $99	2,039,611	5	—	—	22,396	—	22,401
Shares issued upon exercise of options	—	—	532,015	1	394	—	395
Vesting of common stock from early exercised options	—	—	168,558	—	58	—	58
Stock-based compensation	—	—	—	—	1,106	—	1,106
Net loss	—	—	—	—	—	(24,738)	(24,738)
Balances at December 31, 2012	26,704,174	$67	6,161,665	$15	$98,580	$(87,107)	$11,555
Issuance of Series E convertible preferred stock at $11.0315 per share, net of issuance costs of $56	906,494	2	—	—	9,941	—	9,943
Exercise of Series C preferred stock warrants	250,341	—	—	—	692	—	692
Reclassification of Series C preferred stock warrants upon exercise	—	—	—	—	1,755	—	1,755
Shares issued upon exercise of options	—	—	1,072,661	3	1,166	—	1,169
Vesting of common stock from early exercised options	—	—	185,143	—	481	—	481
Stock-based compensation	—	—	—	—	4,287	—	4,287
Net loss	—	—	—	—	—	(33,227)	(33,227)
Balances at December 31, 2013	27,861,009	$69	7,419,469	$18	$116,902	$(120,334)	$(3,345)
Cashless exercise of Series A convertible preferred stock warrants	38,724	—	—	—	—	—	—
Issuance of Series C convertible preferred stock upon exercise of warrants	327,795	—	—	—	907	—	907
Reclassification of convertible preferred stock warrants upon exercise	—	—	—	—	3,202	—	3,202
Issuance of common stock upon initial public offering, net of issuance costs	—	—	8,625,000	9	74,789	—	74,798
Conversion of preferred stock to common stock	(28,227,528)	(69)	28,832,898	18	51	—	—
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	611	—	611
Shares issued upon exercise of options	—	—	915,563	1	1,720	—	1,721
Vesting of common stock from early exercised options	—	—	113,500	—	435	—	435
Issuance of common stock upon vesting of RSUs	—	—	187,699	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	—	—	(65,221)	—	(316)	—	(316)
Stock-based compensation	—	—	—	—	10,697	—	10,697
Net loss	—	—	—	—	—	(30,555)	(30,555)
Balances at December 31, 2014	—	$—	46,028,908	$46	$208,998	$(150,889)	$58,155

See notes to consolidated financial statements.

AEROHIVE NETWORKS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(30,555)	$(33,227)	$(24,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,349	1,571	840
Stock-based compensation	10,252	4,287	1,106
Amortization of debt discount and debt issuance cost	178	146	16
Remeasurement of convertible preferred stock warrant liability	(90)	2,225	1,862
Changes in operating assets and liabilities:
Accounts receivable, net	(7,115)	(4,859)	(8,080)
Inventories	(1,544)	32	(1,695)
Prepaid expenses and other current assets	(733)	(241)	(1,709)
Other assets	(98)	26	(6)
Accounts payable	1,295	1,002	3,144
Accrued liabilities	1,563	2,494	868
Other liabilities	165	297	296
Deferred revenue	15,585	13,867	12,467
Net cash used in operating activities	(8,748)	(12,380)	(15,629)
Cash flows from investing activities
Purchases of property and equipment	(2,385)	(2,910)	(1,488)
Capitalized software development costs	(4,364)	—	—
Net cash used in investing activities	(6,749)	(2,910)	(1,488)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts	80,213	—	—
Payment of offering costs	(4,007)	(1,408)	—
Net proceeds from issuance of convertible preferred stock	—	9,943	22,401
Proceeds from exercise of convertible preferred stock warrants	907	692	—
Proceeds from exercise of vested stock options	1,721	1,169	395
Proceeds from early exercise of stock options, net of repurchases	—	813	181
Payment for shares repurchased for tax withholdings on vesting of restricted stock units	(316)	—	—
Proceeds from issuance of debt	—	10,000	10,000
Payments for debt issuance cost	—	(481)	—
Repayments of debt	—	—	(815)
Net cash provided by financing activities	78,518	20,728	32,162
Net increase in cash and cash equivalents	63,021	5,438	15,045
Cash and cash equivalents at beginning of period	35,023	29,585	14,540
Cash and cash equivalents at end of period	$98,044	$35,023	$29,585
Supplemental disclosure of cash flow information
Income taxes paid	$420	$406	$18
Interest paid	$1,428	$540	$197
Supplemental disclosure of noncash investing and financing activities
Conversion of convertible preferred stock warrants to common stock warrants upon IPO	$611	$—	$—
Property and equipment purchased but not paid for	$312	$164	$535
Unpaid capitalized software development costs	$439	$—	$—
Reclassification of the convertible preferred stock warrant liability to additional paid-in capital on the exercise of the convertible preferred stock warrants	$3,202	$1,755	$—
Vesting of early exercised stock options	$435	$481	$58
Warrants issued for term loan	$—	$81	$—
Offering costs for common stock not yet paid	$—	$2,090	$—
Stock-based compensation in capitalized software development	$445	$—	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Aerohive Networks, Inc. was incorporated in Delaware on March 15, 2006, and, together with its subsidiaries (the "Company"), has designed and developed a leading cloud-managed mobile networking platform that enables enterprises to deploy a mobile-centric network edge. The point at which devices access the enterprise network is commonly referred to as the network edge. The Company’s hardware products include intelligent access points, routers and switches. These products are managed by the Company’s cloud services platform, which delivers cloud-managed network management and mobility applications giving end-customers a single, unified and contextual view of the entire network edge. The Company has offices in North America, Europe, the Middle East and the Asia Pacific and employs staff around the world.
Initial Public Offering
In April 2014, the Company completed its initial public offering (the “IPO”), in which 8,625,000 shares of its common stock, inclusive of 1,125,000 shares of common stock sold upon the exercise in full of the overallotment option by the underwriters, were issued at an offering price of $10.00 per share. The Company received proceeds of $80.2 million after deducting the underwriters’ discounts and commissions of $6.0 million. Upon completion of the IPO, $5.4 million deferred offering costs were reclassified to additional paid-in capital.
In connection with the IPO, 28,227,528 outstanding shares of the Company’s convertible preferred stock automatically converted into 28,832,898 shares of common stock, and the warrants to purchase 103,034 shares of convertible preferred stock became warrants to purchase 107,876 shares of common stock.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and include the accounts of Aerohive Networks, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Those estimates and assumptions include, among others, the selling price of product, software and support services; determination of fair value of common stock, preferred stock, preferred stock warrant liabilities, and stock-based awards; inventory valuations; accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions; allowance for doubtful accounts; and warranty costs. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the consolidated financial statements.
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Transactions denominated in currencies other than the functional currency are remeasured at the average exchange rate in effect during the period. At the end of each reporting period, the Company’s subsidiaries’ monetary assets and liabilities are remeasured to the U.S. dollar using exchange rates in effect at the end of the reporting period. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses related to remeasurement are recorded in other income (expense), net in the consolidated statements of operations. Foreign currency exchange losses have not been significant in any period presented. To date, the Company has not undertaken any hedging transactions related to foreign currency exposure.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash equivalents are maintained in money market funds. The money market funds may exceed the insured limits provided on them.

The Company sells its products primarily to channel partners, which include value-added resellers (VARs) and value-added distributors (VADs). The Company’s accounts receivable are typically unsecured and are derived from revenue earned from customers located in the Americas, Europe, the Middle East and Africa, and Asia Pacific. Sales to foreign customers accounted for 40%, 39% and 36% of total revenue for the year ended December 31, 2014, 2013 and 2012, respectively. The Company performs ongoing credit evaluations to determine customer credit, but generally does not require collateral from its customers. The Company maintains reserves for estimated credit losses and these losses have been within management’s expectations.
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
The percentages of revenue from a consolidated group of entities (VAD A) greater than 10% of total consolidated revenue were as follows:

	Year Ended December 31,
	2014	2013	2012
VAD A	13.6%	14.1%	13.8%

The percentages of receivables from VAD A greater than 10% of total consolidated accounts receivable were as follows:

	As of December 31,
	2014	2013
VAD A	18.8%	19.8%
Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying amount of the Company’s long-term debt approximates its fair value as the stated interest rate approximates market rates currently available to the Company. As of December 31, 2014, the Company has not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash on hand and highly liquid investments in money market funds, including overnight investments. Due to the short-term nature and liquidity of these financial instruments, the carrying value of these assets approximates fair value.
Allowance for Doubtful Accounts
Accounts receivable are recorded at invoiced amounts, net of allowances for doubtful accounts, if applicable, and do not bear interest. The Company evaluates the collectability of its accounts receivable based on known collection risks and historical experience. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings or substantial downgrading of credit ratings), the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records reserves for bad debts based on the length of time the receivables are past due and the Company’s historical experience of collections and write-offs. If circumstances change, such as higher-than-expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations, the estimate of the recoverability of the amounts due could be reduced by a significant amount.
Amounts recorded in the consolidated statement of operations relating to allowance for doubtful accounts were immaterial for the year ended December 31, 2014, 2013, and 2012, respectively.
Inventory

Inventory consists of hardware products and related component parts and is stated at the lower of cost, which approximates actual cost computed on a first-in, first-out basis, or market value. The Company evaluates inventory for excess and obsolete products, based on management’s assessment of future demand and market conditions, and technological obsolescence of its products. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. Inventory write-downs are included as a component of cost of product revenue in the accompanying consolidated statements of operations. For the year ended December 31, 2014, 2013 and 2012, inventory write-downs were not significant. The Company uses contract manufacturers to provide manufacturing services for its products.
Software Development Costs
The costs to develop the Company’s perpetual license software offerings have not been capitalized because the Company’s current software development process is essentially completed concurrent with the establishment of technological feasibility. As such, all related software development costs are expensed as incurred and included in research and development expenses in the consolidated statements of operations.
Research and development costs incurred during the preliminary project stage related to the Company’s cloud-managed networking platform are expensed as incurred. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable the project will be completed. Capitalization ceases when the project is substantially complete and ready for its intended purpose. The Company amortizes the capitalized costs on a straight-line basis over the estimated useful life, generally three to five years.    For the year ended December 31, 2014 and 2013, $5.2 million and $0.1 million software development costs were capitalized, respectively. No costs were capitalized for the year ended December 31, 2012. The capitalized software development costs include $0.4 million capitalized stock-based compensation expense for fiscal 2014.
Property and Equipment, net
Property and equipment, including computer and other equipment, laboratory and research and development equipment, purchased software, internal use software, office furniture and equipment, and construction in progress, are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Depreciation on property and equipment ranges from two to five years. Amortization expense for internal use software for the Company’s SaaS offerings will be included as a component of cost of software subscriptions and service revenue in the accompanying consolidated statement of operations.
Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease term. The amortization period for the leasehold improvements primarily ranges from two to five years.
Goodwill
Goodwill represents the excess purchase consideration of an acquired entity over the fair value of the net tangible and intangible assets acquired.
The Company has determined that it operates as one reporting unit and performs its annual impairment test of goodwill during the fourth quarter of each fiscal year or whenever events or circumstances change that would indicate that goodwill might be impaired. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in the business climate, unanticipated competition, loss of key personnel, significant changes in the manner the Company uses the acquired assets or the strategy for the overall business, significant negative industry or economic trends or significant underperformance relative to historical operations or projected future results of operations.
In conducting the impairment test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the qualitative step is not passed, the Company performs a two-step impairment test whereby in the first step, the Company must compare the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying value of the goodwill. Any excess of the goodwill carrying value over the implied fair value is recognized as an impairment loss. No impairment of goodwill was identified during the years ended December 31, 2014, 2013 and 2012.
Impairment of Long-Lived Assets

The carrying amounts of long-lived assets, including property and equipment and intangible assets subject to depreciation and amortization, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over their remaining lives. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life.
No impairment of any long-lived assets was identified for the years ended December 31, 2014, 2013 and 2012.
Convertible Preferred Stock Warrant Liability
The Company accounts for freestanding warrants to purchase shares of convertible preferred stock as liabilities in the consolidated balance sheets at their estimated fair value because the preferred shares underlying the warrants contain anti-dilution provisions that require the Company to increase the number of common shares into which the preferred shares are convertible upon any future down-round financing. At the end of each reporting period, changes in the estimated fair value of the warrants to purchase shares of convertible preferred stock are recorded in other income (expense), net in the consolidated statements of operations. The Company adjusted the liability for changes in fair value until the completion of the IPO in April 2014. Upon conversion of the underlying preferred stock to common stock, the related warrant liability was remeasured to fair value and the remaining liability was reclassified to additional paid-in capital.
Revenue Recognition
The Company derives revenue from two sources: (i) product, which includes hardware and software revenue, and (ii) software subscriptions and service, which includes post-contract customer support, or PCS, and software delivered as a service, or SaaS. Revenue is recognized when all of the following criteria are met.
Persuasive Evidence of an Arrangement Exists.    Evidence of an arrangement generally consists of a purchase order issued pursuant to the terms and conditions of a VAD and VAR reseller agreement or, in limited cases, an end-customer agreement.
Delivery or Performance has Occurred.    The Company uses shipping and related documents and VAD sell-through reports to verify delivery or performance. The Company does not recognize product revenue until transfer of title and risk of loss, which generally is upon shipment to VARs or end-customers.
The Sales Price is Fixed or Determinable.    The Company assesses whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment.
Collection is Reasonably Assured.    The Company assesses probability of collection on a channel partner-by-channel partner basis. The Company subjects its channel partners to a credit review process that evaluates their financial condition and ability to pay for the Company’s products and services. If the Company concludes that collection is not reasonably assured, the Company does not recognize revenue until cash is received.
The Company’s product revenue consists of revenue from the sale of the Company’s hardware products (which each contain embedded software related to its proprietary operating system) and HiveManager network management software which is considered essential to the functionality of the Company’s hardware products. Therefore, the Company’s hardware appliances together with related HiveManager software are considered non-software elements and are not subject to the industry-specific software revenue recognition guidance.
The Company’s software subscriptions and service revenue consists of revenue from SaaS and PCS arrangements. SaaS arrangements with customers do not provide the right to take possession of the software at any time during the hosting period, have a defined contract term, and are recognized ratably over the contract term beginning on the provisioning date of the contract, which is typically one, three or five years. The Company has determined that hardware sold with SaaS arrangements has stand-alone value and therefore has concluded that the hardware represents a separate unit of accounting that is recognized as revenue upon shipment assuming all other revenue recognition criteria is met. PCS arrangements include software updates, access to technical support personnel, and expedited replacement of defective hardware products. Revenue for PCS services is recognized on a straight-line basis over the service contract term, which is typically one, three or five years.
The Company operates a multiple tier channel distribution model that includes VADs, VARs and direct sales to end-customers. For sales to VARs and end-customers, the Company recognizes product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is the Company’s practice to identify an end-customer prior to shipment to a VAR. Substantially all of the Company’s sales outside of North America are made through VADs under agreements allowing for stocking of the Company’s products in their inventory, price protection or rebates, and limited rights of return for stock rotation. Product revenue on sales made through these VADs is initially deferred and revenue is recognized upon sell-through as reported by the VADs to the Company.
Most of the Company’s arrangements, other than stand-alone renewals of SaaS and PCS arrangements, are multiple-element arrangements with a combination of product and service (as defined above). The Company allocates arrangement consideration in multiple-element revenue arrangements at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes (i) vendor-specific objective evidence (VSOE) of selling price, if available; (ii) third-party evidence (TPE) of selling price, if VSOE is not available; and (iii) best estimate of selling price (BESP), if neither VSOE nor TPE is available.
VSOE-The Company determines VSOE based on its historical pricing and discounting practices for the specific products and services when sold separately. In determining VSOE, the Company requires that a substantial majority of the stand-alone selling prices fall within a reasonably narrow pricing range. The Company established VSOE for some of its sales of PCS for both VAD and VAR channels as our pricing is sufficiently concentrated (based on an analysis of separate sales of PCS) to conclude that we can demonstrate VSOE of selling price of PCS.
TPE-When VSOE cannot be established for deliverables in multiple-element arrangements, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for interchangeable products or services when sold separately to similarly situated customers. However, because the Company’s products contain a significant element of proprietary technology and the Company’s solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained.
BESP-When the Company is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service was sold regularly on a stand-alone basis. As the Company has not been able to establish VSOE or TPE for its products and some of its services, the Company determines BESP for the purposes of allocating the arrangement, primarily based on historical transaction pricing. Historical transactions are segregated based on the Company’s pricing model and go-to-market strategy, which include factors such as type of sales channel (VAR, VAD or end-customer), the geographies in which the Company’s products and services were sold (domestic or international) and offering type (product series, software subscriptions and level of support for PCS). The determination of BESP is made through consultation with and approval by management.
The Company makes certain estimates and maintains allowances for sales returns and other programs based on its historical experience. To date, these estimates have not been significant.
Shipping charges billed to channel partners are included in product revenue and the related shipping costs are included in cost of product revenue.
Deferred Costs of Goods Sold
When the Company’s products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria (see “Revenue Recognition” above), the related product costs are also deferred.
Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, consulting and accounting fees relating to the IPO, were capitalized before the IPO. Upon the completion of the IPO, the Company reclassified $5.4 million deferred offering costs to additional paid-in capital. As of December 31, 2013, the deferred offering costs were $3.5 million, and were recorded as prepaid expenses and other current assets in the consolidated balance sheet.
Warranty Liability
The Company maintains a warranty accrual for estimated future warranty obligations based on unit volumes by hardware product family together with anticipated future warranty costs. The Company’s access points and branch routers are generally covered by a limited lifetime warranty, and other hardware accessory products are generally covered for a period of one year.
Advertising Costs
Advertising costs are charged to sales and marketing expenses as incurred in the consolidated statements of operations. Advertising expense during the year ended December 31, 2014, 2013 and 2012 was $0.1 million, $0.3 million and $1.7 million, respectively.
Research and Development Expenses
Research and development costs, other than capitalized software development costs, are charged to operations as incurred and consist primarily of personnel costs (including compensation costs and stock-based compensation), outside services, expensed materials, depreciation and an allocation of overhead expenses (including facilities and information technology infrastructure costs), as well as, software development costs incurred prior to the establishment of technological feasibility, such as product certification, travel, depreciation and recruiting.
Comprehensive Income (Loss)
The Company has had no comprehensive income (loss) other than its net loss. Thus, comprehensive income (loss) is the same as the net loss for all periods presented.
Stock-Based Compensation
The Company measures compensation expense for all stock-based awards based on the estimated fair values on the date of grant. The Company’s stock-based awards include stock options, restricted stock units (RSU) and purchase rights under the employee stock purchase plan (ESPP). The fair value of each RSU granted is determined using the fair value of the Company’s common stock on the date of the grant. The fair value of each stock option is estimated using the Black-Scholes option pricing model. The fair value of each stock purchase right under the Company's ESPP is calculated based on the closing price of the Company's stock on the date of grant and the value of a call option estimated using the Black-Scholes pricing model. The Black-Scholes pricing model requires assumptions including the market value of the Company's common stock, expected term of the award, expected volatility of the price of the Company's common stock, risk-free interest rates, and expected dividend yield.
Stock-based compensation is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. The forfeiture rate is based on an analysis of the Company’s actual historical forfeitures.
Income Taxes
The Company accounts for income taxes under an asset and liability approach for deferred income taxes, which require recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements, but have not been reflected in taxable income. Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred income tax assets, which arise from temporary differences and carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company regularly assesses the likelihood that deferred income tax assets will be realized based on historical levels of taxable income, projections for future taxable income, and tax planning strategies. To the extent that the Company believes any amounts are not more likely than not to be realized, the Company records a valuation allowance to reduce the deferred income tax assets. The Company regularly assesses the need for a valuation allowance on its deferred tax assets, and to the extent that the Company determines that an adjustment is needed, such adjustment will be recorded in the period that the determination is made.
The Company regularly reviews its tax positions and benefits to be realized. The Company recognizes tax liabilities based upon estimates of whether, and the extent to which, additional taxes will be due when such estimates are more likely than not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company recognizes interest and penalties related to income tax matters as income tax expense in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update (“ASU") 2014-09, Revenue from Contracts with Customers. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company expects to adopt ASU 2014-09 on January 1, 2017, with early adoption prohibited. The Company is currently evaluating the financial impact of such adoption on the Company's consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The Company expects to adopt ASU 2014-15 on January 1, 2017, with early adoption permitted. The Company will evaluate the impact of the new standard upon adoption but does not expect it to have a significant impact.

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
The Company's financial instruments consist of Level 1 assets as of December 31, 2014 and Level 1 assets and Level 3 liabilities as of December 31, 2013. Level 1 assets include highly liquid money market funds that are included in cash and cash equivalents. Level 3 liabilities that the Company measured at fair value on a recurring basis consist solely of the Company's convertible preferred stock warrant liability, which was reclassified to additional paid-in capital upon completion of the IPO in April 2014.
Financial assets and liabilities that the Company measured at fair value on a recurring basis by level within the fair value hierarchy, are as follows:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets		(in thousands)
Money market funds	$80,240	$—	$—	$80,240

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets	(in thousands)
Money market funds	$10,269	$—	$—	$10,269
Financial Liability
Convertible preferred stock warrant liability	$—	$—	$3,903	$3,903
A summary of changes in the fair value of the Company’s Level 3 financial liability related to convertible preferred stock warrants for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,
	2014	2013
	(in thousands)
Fair value, beginning of period	$3,903	$3,352
Issuance of convertible preferred stock warrants	—	81
Exercise of convertible preferred stock warrants	(3,202)	(1,755)
Change in fair value of Level III liabilities, included in other income (expense), net	(90)	2,225
Conversion of convertible preferred stock warrants to common stock warrants	$(611)	$—
Fair value, end of period	$—	$3,903
In connection with the conversion of convertible preferred stock warrants to common stock warrants upon the completion of the IPO, $0.6 million convertible preferred stock warrant liability was reclassified to additional paid-in capital in stockholders’ equity (deficit).

3. CONSOLIDATED BALANCE SHEET COMPONENTS
Inventory
Inventory consists of the following:

	As of December 31,
	2014	2013
	(in thousands)
Components, including raw materials	$63	$263
Finished goods	8,297	6,554
Total inventory	$8,360	$6,817
Property and Equipment, net
Property and equipment, net consists of the following:

		As of December 31,
	Estimated Useful Lives	2014	2013
		(in thousands)
Computer and other equipment	3 years	$1,822	$1,528
Manufacturing, research and development laboratory equipment	3 years	3,741	2,823
Purchased software	2 years	1,882	1,001
Office furniture and equipment	3 years	761	563
Leasehold improvements	2 to 5 years	532	372
Construction in progress		5,459	366
Property and equipment, gross		14,197	6,653
Less: Accumulated depreciation and amortization		(5,335)	(3,372)
Property and equipment, net		$8,862	$3,281
Construction in progress primarily represents the capitalization of internal-use software development costs related to the Company’s cloud-managed software platform.
Depreciation and amortization expense was $2.2 million, $1.4 million and $0.7 million for the year ended December 31, 2014, 2013 and 2012, respectively.
Accrued Liabilities
Accrued liabilities consists of the following:

	As of December 31,
	2014	2013
	(in thousands)
Accrued compensation	$7,090	$4,809
Accrued expenses and other liabilities	1,763	2,025
Warranty liability, current portion	285	249
Common stock subject to repurchase	43	478
Total accrued liabilities	$9,181	$7,561
Deferred Revenue
Deferred revenue consists of the following:

	As of December 31,
	2014	2013
	(in thousands)
Products	$3,886	$5,095
Software subscriptions and service	42,269	25,475
Total deferred revenue	46,155	30,570
Less: current portion of deferred revenue	22,014	15,915
Non-current portion of deferred revenue	$24,141	$14,655
Warranty Liability
The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty:

	As of December 31,
	2014	2013
	(in thousands)
Beginning balance	$923	$707
Charges to operations	536	505
Obligations fulfilled	(557)	(289)
Changes in existing warranty	(11)	—
Total product warranties	$891	$923
Current portion	$285	$249
Non-current portion	$606	$674
Changes in existing warranty reflect a combination of changes in expected warranty claims and changes in the related costs to service such claims.

4. DEBT
Financing Agreements
In June 2012, the Company entered into a revolving credit facility with Silicon Valley Bank (the revolving credit facility) for a principal amount of up to $10.0 million, with a sublimit of $3.0 million for borrowings guaranteed by the Export-Import Bank of the United States. The revolving credit facility is collateralized by substantially all of the Company’s property, other than intellectual property. The revolving credit facility bears monthly interest at a floating rate equal to the greater of (i) 4.00% or (ii) prime rate plus 0.75%. In June 2012, the Company drew $10.0 million under this credit facility, which remained outstanding as of December 31, 2014. The maturity date of this revolving credit facility is June 29, 2015, when all outstanding amounts must be repaid.
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

In December 2013, the Company borrowed $10.0 million under the term loan credit facility under two separate loans, which remained outstanding as of December 31, 2014. The first loan was for $7.5 million with a term of 48-months with interest only for 24 months and 24 equal payments thereafter to fully amortize the loan, plus an end of term payment of $0.5 million. The second loan was for $2.5 million for a term of 24 months interest only with the principal payable at the end of two years plus an end of term payment of $0.15 million. The stated interest rate for each loan was 10.75% and 9.75%, respectively, and was reduced to 10.25% and 9.25% due to the completion of the IPO in April 2014. The Company may repay these loans in whole at any time but is required to pay the end of term payment, plus an early repayment fee of 1% of the loan balance outstanding if repaid within twelve months. Absent agreement from the lender, the Company might no longer request draws under the term loan credit facility. Subsequent to the year end, the Company entered into an agreement with TriplePoint Capital LLC, relating to early voluntary prepayments of outstanding obligations under the Company's first and second term loans, and providing for a 50% reduction in the end-of-term payment for each of the loans. In exchange for this reduction of its end-of-term payments, the Company provided a term extension of one additional year for warrants to purchase 73,883 shares of the Company's common stock, that were scheduled to expire on March 27, 2015. As part of this agreement, the Company also elected to voluntarily repay in full its outstanding obligation of $2.5 million under the second term loan, along with payment of $0.08 million (representing the 50% discounted end-of-term payment).
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
Debt Repayment Commitments
As of December 31, 2014, the amount of future principal and interest repayments due on the Company's short term and long term debts is as follows:

Year ending December 31,	Interest on Debt	Short Term Debt	Long Term Debt	Total
	(in thousands)
2015	$1,214	$12,500	$—	$13,714
2016	614	—	3,555	4,169
2017	225	—	3,945	4,170
	$2,053	$12,500	$7,500	$22,053

5. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases its main office facility in Sunnyvale, California, expiring in November 2015 and September 2016.  In addition, the Company leases office space for its subsidiaries in the United Kingdom, the Netherlands and China under non-cancelable operating leases that expire at various times through December 2017. The Company has also entered into lease agreements for additional office space for sales offices in Atlanta, Australia, South Korea and France. The Company recognizes rent expense on a straight–line basis over the lease period. Future minimum lease payments by year under operating leases as of December 31, 2014 are as follows:

Amount
Year ending December 31,	(in thousands)
2015	$1,987
2016	985
2017	47
Total	$3,019
Rent expense was $2.1 million, $1.7 million and $0.9 million for the year ended December 31, 2014, 2013 and 2012, respectively.
Manufacturing Commitments
The Company subcontracts with manufacturing companies to manufacture its hardware products. The contract manufacturers procure components based on non-cancellable orders placed by the Company. If the Company cancels all or part of an order, the Company is liable to the contract manufacturers for the cost of the related components purchased under such orders.
As of December 31, 2014 and December 31, 2013, the Company had manufacturing commitments with contract manufacturers for inventory totaling approximately $8.0 million and $5.7 million, respectively.
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
Linex Technologies, or Linex, filed on March 19, 2013 a Complaint in the U.S. District Court, Southern District of Florida asserting that some or all of the Company’s products infringe U.S. Patents #6,493,377, or the ‘377 Patent, and #7,167,503, or the ’503 Patent. The Company filed an answer and counterclaims for declaratory judgment against Linex asserting that the Company’s products do not infringe the ‘377 and ‘503 Patents, and that the ‘377 and ‘503 Patents are, in any case, invalid and not enforceable. The Company separately filed with the PTO petitions to initiate reexamination of the ‘377 and ‘503 Patents, which the PTO granted. This case is currently stayed pending the reexamination.
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
Charles C. Freeny III, Bryan E. Freeny, and James P. Freeny, collectively Freeny, filed on November 24, 2014 a complaint in the U.S. District Court, Eastern District of Texas asserting that the Company’s dual band wireless networking products infringe U.S. Patent #7,110,744. The Company filed an answer, denying the patent infringement allegations and raising several affirmative defenses including invalidity.
The Company intends to defend these lawsuits vigorously.
The Company is not able to predict or estimate any range of reasonably possible loss related to these lawsuits. If these matters have an adverse outcome, they may have a material impact on the Company’s financial position, results of operations or cash flows.
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

6. STOCKHOLDERS' EQUITY
Convertible Preferred Stock
Prior to the closing of the Company's IPO on April 2, 2014 and as of December 31, 2013, the Company had the following convertible preferred stock outstanding:

	As of April 2, 2014		As of December 31, 2013
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Series A	5,682,758	5,680,096	5,682,758	5,641,372
Series B	5,028,396	4,929,749	5,028,396	4,929,749
Series C	10,165,964	9,052,344	10,165,964	8,724,549
Series D	5,619,240	5,619,234	5,619,240	5,619,234
Series E	3,040,000	2,946,105	3,040,000	2,946,105
Total convertible preferred stock	29,536,358	28,227,528	29,536,358	27,861,009
Upon completion of the IPO, all of the Company's outstanding 28,227,528 shares of convertible preferred stock converted into an aggregate of 28,832,898 shares of its common stock on a 1:1.1228 basis for Series B convertible preferred stock, and on a 1:1 basis for Series A, Series C, Series D and Series E convertible preferred stock.
The holders of convertible preferred stock had various rights, preferences and privileges as follows:
Redemption-The convertible preferred stock was not redeemable.
Dividends -The convertible preferred stockholders were entitled to receive dividends at a rate of $0.0575 per share of Series A per annum, $0.3245 per share of Series B per annum, $0.2225 per share of Series C per annum, $0.3550 per share of Series D per annum and $0.8825 per share of Series E per annum (adjusted to reflect stock splits, stock dividends, and recapitalizations). Such dividends were payable out of funds legally available and were payable only when and if declared by the board of directors and were noncumulative. No dividends were payable on the common stock during any fiscal year until the Series A, B, C, D and E convertible preferred stockholders had received their dividend preference for that fiscal year. Any additional dividends declared should be distributed among the holders of preferred stock and common stock, assuming conversion of all convertible preferred stock into common stock. No dividends had been declared to date.
Liquidation Preference-In the event of any liquidation or winding up of the Company, the holders of the Series A, Series B, Series C, Series D and Series E convertible preferred stock were entitled to receive a liquidation preference of $0.73, $4.057, $2.768, $4.449 and $11.0315 per share, plus all declared but unpaid dividends over holders of all common stock. If surplus funds remained after preferential payments were made to all convertible preferred stockholders as above, the remaining assets of the Company should be distributed among the holders of the Series A convertible preferred stock and the common stock pro rata based on the number of shares of common stock held by each assuming conversion of all convertible preferred shares.
Any acquisition of the corporation by means of merger or other form of corporate reorganization in which the outstanding shares of the corporation were exchanged for securities or other consideration issued, or caused to be issued, by the acquiring corporation or its subsidiary (other than a reincorporation transaction) or a sale of all or substantially all of the assets of the Company should be treated as a liquidation, dissolution, or winding-up of the corporation and should entitle the holders of convertible preferred stock and common stock to receive at the closing in cash, securities, or other property amounts as specified in above.
Conversion-The holders of the Series A, Series B, Series C, Series D and Series E convertible preferred stock had the right to convert the convertible preferred stock, at any time, into shares of common stock. The conversion rate for Series A, Series C, Series D and Series E convertible preferred stock was on a 1:1 basis and for Series B convertible preferred stock was on 1:1.1228 basis, subject to adjustment for common stock dividends, combinations, or splits and subsequent issues of common or convertible preferred stock.
Automatic Conversion-The convertible preferred stock should be automatically converted into common stock at the then-effective conversion price (i) upon the closing of an underwritten public offering of shares of common stock of the Company with aggregate gross proceeds of at least $30.0 million, (ii) with respect to the conversion of shares of Series A convertible preferred stock only, upon the date specified by written consent or agreement of the holders of at least 70% of the then-outstanding shares of Series A convertible preferred stock (voting separately as a class), (iii) with respect to the conversion of shares of Series B convertible preferred stock only, upon the date specified by written consent or agreement of the holders of at least 75% of the then-outstanding shares of Series B convertible preferred stock (voting separately as a class), (iv) with respect to the conversion of shares of Series C convertible preferred stock only, upon the date specified by written consent or agreement of the holders of a majority of the then-outstanding shares of Series C convertible preferred stock (voting separately as a class), (v) with respect to the conversion of the Series D Preferred Stock only, upon the date specified by written consent or agreement of the holders of a majority of the then outstanding shares of Series D convertible preferred stock (voting separately as a class) and (vi) with respect to the conversion of the Series E convertible preferred stock only, upon the date specified by written consent or agreement of the holders of a majority of the then outstanding shares of Series E convertible preferred stock.
Conversion Price Adjustments-The conversion price per share of the Series A, B, C, D and E convertible preferred stock would be reduced if the Company issues any additional stock without consideration or for consideration per share less than the Series A, B, C, D and E convertible preferred stock conversion price in effect for that series.
Voting Rights-Each share of convertible preferred stock had a number of votes equal to the number of shares of common stock into which it was convertible. The holders of Series A convertible preferred stock, voting together as a single class on an as-if-converted basis, had the right to elect two directors. The holders of Series D convertible preferred stock, voting as a single class, had the right to elect one director. The holders of the common stock, voting together as a single class, had the right to elect two directors. The majority investor of the Series B convertible preferred stock had the ability to elect one at-large director. The holders of the common stock and convertible preferred stock, voting together on an as-if-converted basis, elected the remaining at-large directors.
Common Stock and Preferred Stock
On April 2, 2014, in connection with the IPO, the Company filed an amended and restated certificate of incorporation to increase the amount of common stock authorized for issuance to 500 million shares at par value of $0.001 per share, and to increase the amount of preferred stock authorized for issuance to 25 million shares with a $0.001 par value per share.

Each holder of common stock is entitled to one vote for each share of common stock held.    As of December 31, 2014 and 2013, the Company had 46,028,908 and 7,419,469 of common stock issued and outstanding. As of December 31, 2014 and 2013, the Company had no shares of preferred stock issued or outstanding.
Common Stock reserved for Future Issuance
As of December 31, 2014 and 2013, the Company had reserved shares of common stock, on an as-if converted basis, for future issuance as follows:

	As of December 31,
	2014	2013
Common stock reserved for future grants under the Equity Incentive Plan	2,259,230	75,321
Reserved under 2014 Employee Stock Purchase Plan	800,000	—
Options and Restricted Stock Units issued and outstanding	9,776,124	8,198,074
Common stock subject to repurchase	27,000	140,500
Conversion of convertible preferred stock	—	28,466,379
Warrants to purchase convertible preferred stock	—	477,050
Warrants to purchase common stock	107,876	—
Total reserved shares of common stock for future issuance	12,970,230	37,357,324
Common Stock Warrants
Upon the closing of the Company’s IPO, all of the outstanding 103,034 shares of convertible preferred stock warrants automatically converted into an aggregate of 107,876 shares of common stock warrants on a 1:1.1228 basis for Series B convertible preferred stock warrants, and on a 1:1 basis for Series C and Series E convertible preferred stock warrants, as a result of which the related liability ($0.6 million carrying value) was reclassified to additional paid-in capital in stockholders’ equity (deficit).
As of December 31, 2014, the Company had common stock warrants outstanding and exercisable as follows:

	Expiration Date	Exercise Price Per Share	Warrants Outstanding As of December 31, 2014
Series B common stock warrants	March 2015	$4.057	44,280
Series C common stock warrants	March 2015	$2.768	29,603
Series E common stock warrants	March 2015	$11.0315	33,993
			107,876

7. STOCK-BASED COMPENSATION
2006 Global Share Plan
In 2006, the Company adopted the 2006 Global Share Plan (2006 Plan) for the purpose of granting stock-based awards to employees, directors, and consultants. Stock options granted under the 2006 Plan may be either incentive stock options (ISOs) or nonstatutory stock options (NSOs). ISOs may be granted to employees with exercise prices not less than the fair value of the common stock on the grant date as determined by the board of directors and NSOs may be granted to employees, directors, or consultants at exercise prices not less than 85% of the fair value of the common stock on the grant date as determined by the board of directors. If, at the time the Company grant options, the optionee owns stock possessing more than 10% of the total combined voting power of all classes of stock (10% shareholder), the exercise price must be at least 110% of the fair value of the common stock on the grant date as determined by the board of directors. Options may be granted with vesting terms as determined by the board of directors. Options granted are exercisable over a maximum term of 10 years from the date of grant or five years from the date of grant for 10% shareholders and generally vest 25% of the shares at the end of the first year and at a rate of 1/48th of the total granted shares per month thereafter. The Company also grants rights to purchase restricted common stock under the 2006 Plan. The 2006 Plan was terminated in March 2014.
2014 Equity Incentive Plan

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
The 2014 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code (ISO), only to employees of the Company or any parent or subsidiary of the Company, and for the grant of nonstatutory stock options (NSO), restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants of the Company, and the employees and consultants of any parent or subsidiary of the Company. As of December 31, 2014, the Company had 2,259,230 total shares of common stock reserved for issuance under the 2014 Plan. On the first day of each fiscal year beginning January 1, 2015 through January 1, 2024, the number of shares of common stock reserved for issuance under the 2014 Plan may increase by an amount equal to the lesser of (i) 4,000,000 Shares, (ii) 5% of the Company’s outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Board.
The following table summarizes the total number of shares available for grant under the 2014 Plan as of December 31, 2014:

Shares Available for Grant

Balance, December 31, 2013	75,321
Authorized	4,800,000
Options granted	(605,462)
Options canceled	1,050,080
Awards granted	(3,281,243)
Awards canceled	220,534
Balance, December 31, 2014	2,259,230
Stock Options
The following table summarizes the information about outstanding stock option activity:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2013	8,198,074	$5.11	8.54	$48,863
Options granted	605,462	10.28
Options exercised	(915,563)	1.88
Options canceled	(1,050,080)	7.07
Balance, December 31, 2014	6,837,893	$5.71	7.39	$8,004
Options exercisable, December 31, 2014	3,118,876	$3.40	6.37	$6,661
Options vested and expected to vest, December 31, 2014	6,430,725	$5.54	7.32	$7,921
The weighted average grant date fair value of options granted was $5.01, $4.86 and $2.38 per share for the year ended December 31, 2014, 2013 and 2012, respectively. The aggregate grant date fair value of the Company's stock options granted was $6.2 million, $17.5 million and $8.1 million for the year ended December 31, 2014, 2013 and 2012, respectively.
The aggregate intrinsic value of stock options exercised was $6.7 million, $7.9 million and $1.5 million for the year ended December 31, 2014, 2013 and 2012, respectively. The intrinsic value represents the excess of the estimated fair values of the Company’s common stock, prior to the IPO, or the closing stock price of the Company’s common stock, following the IPO, underlying these options at the dates of exercise over the exercise prices paid.

The stock options outstanding and exercisable under its stock option plans as of December 31, 2014, are as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price per Share	Number of Options Exercisable	Weighted Average Exercise Price per Share

$0.08 - $1.68	1,374,956	5.27	$0.94	1,276,865	$0.89
$1.83 - $2.28	998,310	6.86	2.10	616,297	2.10
$6.00	2,106,955	7.59	6.00	1,001,328	6.00
$7.98 - $9.56	160,580	8.81	8.33	38,353	8.01
$9.58	1,597,520	8.65	9.58	137,007	9.58
$10.00 - $11.31	599,572	8.64	10.59	49,026	10.97
	6,837,893	7.39	$5.71	3,118,876	$3.40
Early Exercise of Employee Options
The Company allows certain employees to exercise options granted under the 2006 Plan and prior to vesting in exchange for shares of restricted common stock. The unvested shares are subject to the Company’s repurchase right at the original purchase price. The proceeds initially are recorded in accrued liabilities from the early exercise of stock options and reclassified to common stock as the Company’s repurchase right lapses. The Company has issued common stock of 113,500, 204,330 and 228,482 shares for the year ended December 31, 2014, 2013 and 2012, respectively, for stock options exercised prior to vesting. For the year ended December 31, 2014, the Company did not repurchase any shares of common stock related to unvested stock options. For the year ended December 31, 2013 and 2012, the Company repurchased 5,893 and 37,234 shares of common stock, respectively, related to unvested stock options at the original exercise price due to the termination of employees. As of December 31, 2014 and 2013, 27,000 and 140,500 shares held by employees were subject to repurchase at an aggregate price of $0.0 million and $0.5 million. The unvested portion of these early exercised options has been excluded in the determination of shares outstanding at each respective balance sheet date.
Restricted Stock Units
Restricted Stock Units (RSUs) are currently granted to certain employees, directors and consultants. The RSUs are typically vest ratably over a certain period of time, generally one year, two years or four years, and are subject to the participant’s continuing service to the Company over that period. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.
A summary of the Company’s RSU activity and related information for the year ended December 31, 2014 is as follows:

	Restricted Stock Units Outstanding
	Shares	Weighted Average Grant Date Fair Value Per Share

Balance, December 31, 2013	—	$—
Awards granted	3,281,243	7.16
Awards vested	(187,699)	$8.38
Awards canceled	(155,313)	$8.25
Balance, December 31, 2014	2,938,231	$7.03

The aggregate grant date fair value of RSUs granted for the year ended December 31, 2014 was $23.5 million. The total fair value of shares vested for the year ended December 31, 2014 was $0.9 million. No RSUs were granted and vested for the years ended December 31, 2013 and 2012.

The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. During the year ended December 31, 2014, the Company repurchased 65,221 shares of stock, for an aggregate value of $0.3 million, from employees upon the vesting of their RSUs to satisfy the minimum statutory tax withholding requirement.
2014 Employee Stock Purchase Plan
On March 26, 2014, the Company's 2014 Employee Stock Purchase Plan (ESPP) became effective. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees of the Company and its designated subsidiaries. As of December 31, 2014, the Company had 800,000 total shares of common stock reserved for issuance under the ESPP. On the first day of each fiscal year beginning January 1, 2015 through January 1, 2034, the number of shares of common stock reserved for issuance may increase in an amount equal to the lesser of (i) 800,000 Shares, (ii) 0.5% of the Company’s outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Board.
The ESPP initially was implemented by consecutive offering periods of approximately 6 months in duration, except for the first offering period. The first offering period which was designated for US employees only commenced on March 28, 2014 and was scheduled to end on November 30, 2014. The first offering period which was designated for International employees only commenced on October 1, 2014 and was scheduled to end on May 31, 2015. On November 7, 2014, the Company's Compensation Committee approved an amendment to the ESPP which terminated the first six-month offering period for both employees in the United States and internationally, and putting in place an offering period, which grants stock purchase rights to eligible employees during a two-year offering period commencing on December 1, 2014, with purchase dates at the end of each six-month purchase period. Such termination resulted of an additional $0.1 million stock-based compensation expense to be recognized in the fourth quarter of 2014.
Shares are purchased using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The ESPP has a reset provision. If the closing price of the Company’s common stock on the last day of any purchase period during an offering period is lower than the closing sales price on the first day of the related offering period, the reference price for purposes of determining the purchase price of shares for subsequent purchase periods in the applicable offering period will be reset to such price. No participant may purchase more than $25,000 worth of common stock in any calendar year, or 5,000 shares of common stock in any six-month purchase period. The ESPP is compensatory and results in compensation expense. As of December 31, 2014, no shares were issued under the ESPP.
Determination of Fair Values
The Company determines the expected term of employee stock options using the simplified method as provided by the Securities and Exchange Commission. The simplified method is presumed to be the average of the time-to-vesting and the contractually life of the options. The expected term of ESPP is based on the contractual terms. The expected volatility is derived from the historical stock volatilities of the common stock of several publicly traded comparable companies over a period approximately equals to the expected term of the expected life of the options, since the Company has not had sufficient public trading history of its common stock. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for zero-coupon U.S. treasury notes with maturities equal to the option's expected term. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to do so.
Prior to the IPO, the fair value of the shares of common stock underlying the stock-based awards was historically determined by the board of directors, with input from management. Because there was no public market for the Company’s common stock, the board of directors determined the fair value of the common stock on the grant-date of the stock-based award by considering a number of objective and subjective factors, including valuations of comparable companies, sales of the Company’s convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of the Company’s capital stock, and general and industry-specific economic outlook. Subsequent to the completion of the Company’s IPO on April 2, 2014, the fair value of common stock underlying stock-based awards is determined based on the closing stock price of the Company’s shares on the date of grant.
Weighted average assumptions for the Company's stock options granted were as follows:

	Year Ended December 31,
	2014	2013	2012
Stock options:
Expected term (in years)	5.56	5.99	6.04
Expected volatility	48.94%	53.89%	56.07%
Risk free interest rate	1.85%	1.48%	1.00%
Dividend rate	—	—	—
Weighted average assumptions used to value employee stock purchase rights under the Black-Scholes model were as follows:

Year Ended December 31,
2014
ESPP purchase rights:
Expected term (in years)	0.68 - 2.00
Expected volatility	35% - 40%
Risk free interest rate	0.08% - 0.49%
Dividend rate	—
Stock-based Compensation Expense
The total stock-based compensation the Company recognized for stock-based awards in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cost of revenue	$411	$64	$13
Research and development	2,419	929	264
Sales and marketing	4,121	1,573	483
General and administrative	3,301	1,721	346
Total stock-based compensation	$10,252	$4,287	$1,106
The following table presents stock-based compensation expense by award-type:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Stock Options	$5,780	$4,287	$1,106
Restricted Stock Units	3,188	—	—
Employee Stock Purchase Plan	1,284	—	—
Total stock-based compensation	$10,252	$4,287	$1,106
As of December 31, 2014, unrecognized stock-based compensation related to stock options, RSUs and ESPP purchase rights, net of estimated forfeitures, was $12.0 million, $16.9 million and $3.6 million, respectively, and is expected to be recognized over weighted-average periods of 2.51 years, 2.04 years and 1.92 years respectively. For the year ended December 31, 2014, the Company capitalized $0.4 million stock-based compensation expense to internal-use software. There was no capitalized stock-based compensation expense for the year ended 2013 and 2012, respectively.
8. NET LOSS PER SHARE
Basic and diluted net loss per share of common stock allocable to common stockholders is calculated by dividing the net loss allocable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock, since the effects of potentially dilutive securities are antidilutive. Upon completion of the IPO on April 2, 2014, all outstanding convertible preferred stocks were converted to common stock and are included in the weighted average number of common shares used to compute net loss per share from the conversion date.
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
The following table presents the computation of basic and diluted net loss per share allocable to common stockholders:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except for share and per share data)
Numerator:
Net loss	$(30,555)	$(33,227)	$(24,738)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	36,097,405	6,866,839	5,884,751
Net loss per share:
Basic and diluted	$(0.85)	$(4.84)	$(4.20)
The following period-end outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2014	2013	2012
Shares of common stock issuable under the Equity Incentive Plan	9,776,124	8,198,074	6,497,060
Common stock subject to repurchase	27,000	140,500	126,646
Common stock issuable upon exercise of warrants	107,876	477,050	693,398
Employee Stock Purchase Plan	106,184	—	—
Convertible preferred stock	—	28,466,379	27,309,544
Total	10,017,184	37,282,003	34,626,648
9. INCOME TAXES
The geographical breakdown of the Company’s loss before income taxes for the year ended December 31, 2014, 2013 and 2012 is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Domestic	$(23,663)	$(26,461)	(21,433)
Foreign	(6,451)	(6,340)	$(2,966)
Loss before income Taxes	$(30,114)	$(32,801)	$(24,399)

The components of the income tax provision are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current:
State	93	12	$8
Federal	—	—	$—
Foreign	337	375	$331
Total current	430	387	$339
Deferred:
State	(1)	6	$—
Federal	12	33	$—
Foreign	—	—	$—
Total deferred	11	39	$—
Total income tax provision	441	426	$339
The Company has intercompany services agreements with its subsidiaries located in the United Kingdom and China, which requires payment for services rendered by these subsidiaries at an arm’s-length transaction price. The foreign tax expense represents foreign income tax payable by these subsidiaries on profit generated on intercompany services agreements.
Undistributed earnings of our foreign subsidiaries were approximately $4.1 million, $2.7 million and $1.6 million as of December 31, 2014, 2013 and 2012, respectively, and are considered to be permanently reinvested outside of the United States, and no U.S. income taxes have been provided for on these earnings.

The reconciliation of federal statutory income tax provision to the Company’s effective income tax provision is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
U.S. federal taxes at statutory tax rate	$(10,239)	$(11,152)	$(8,296)
State taxes, net of federal benefit	61	12	5
Change in valuation allowance	6,662	7,624	6,142
Foreign tax rate differential	2,509	2,530	1,339
Warrant revaluation	(31)	757	636
Stock-based compensation	2,025	1,198	326
Tax credits	(627)	(906)	(153)
Other	81	363	340
Provision for income taxes	$441	$426	$339
Foreign tax rate differential is primarily due to losses incurred in foreign jurisdictions that are subject to tax rates that are lower than the United States tax rate.
The tax effects of temporary differences that give rise to significant components of our deferred tax assets for federal and state income taxes are as follows:

	As of December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	36,626	31,258
Research and development credits	4,720	3,373
Accruals and reserves	1,304	356
Deferred revenue	3,558	4,867
Stock-based compensation	1,510	396
Other	276	168
Gross deferred tax assets	47,994	40,418
Valuation allowance	(47,992)	(40,416)
Total deferred tax assets	$2	$2
Deferred tax liabilities:
Goodwill	$(52)	$(41)
Total gross deferred tax liabilities	$(52)	$(41)
Net deferred tax liabilities	$(50)	$(39)
Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on the Company’s history of losses, management has determined it cannot conclude that it is more likely than not that the deferred tax assets will be realized, and accordingly has placed a full valuation allowance on the net deferred tax assets. The Company recorded a full valuation allowance of $48.0 million and $40.4 million against its deferred tax assets as of December 31, 2014 and 2013.
The undistributed earnings from the Company’s foreign subsidiaries are not subject to a U.S. tax provision because it is management’s intention to permanently reinvest such undistributed earnings outside of the United States. The Company evaluates its circumstances and reassesses this determination on a periodic basis. As of December 31, 2014, the determination of the unrecorded deferred tax liability related to these earnings was immaterial. If circumstances change and it becomes apparent that some or all of the undistributed earnings of the Company’s foreign subsidiaries will be remitted in the foreseeable future, the Company will be required to recognize a deferred tax liability on those amounts.

The Net operating loss and tax credit carryforwards as of December 31, 2014, are as follows:

	Amount	Year Begin to Expire
	(in thousands)
Net operating losses, federal	91,754	2026
Net operating losses, state	69,973	2016
Research and development credits, federal	3,391	2026
Research and development credits, state	3,739	No expiration
Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The annual limitation may result in the expiration of net operation losses and credits before utilization. The Company completed an analysis under Sections 382 and 383 of the Code through the year ended December 31, 2014 and determined that an ownership change, as defined under Sections 382 and 383 of the Code, has not occurred. Future ownership changes may limit our ability to utilize our net operating loss and credit carryforwards.
Uncertain Tax Positions
The following is a reconciliation of the beginning and ending amount of the Company’s total gross unrecognized tax benefit liabilities:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Gross unrecognized tax benefit - beginning balance	$1,797	$940	$688
Increases related to tax positions from prior years	—	172	81
Increases related to tax positions taken during current year	742	685	171
Gross unrecognized tax benefit - ending balance	$2,539	$1,797	$940
The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. During the year ended December 31, 2014, 2013 and 2012, the Company accrued an insignificant amount of interest and penalties related to unrecognized tax benefits.
The Company’s total unrecognized tax benefit that, if recognized, would affect its effective tax rate is $45,500. The remainder of the unrecognized tax benefits would be offset by a change in the valuation allowance. While it is often difficult to predict the final outcome of any particular uncertain tax position, the Company does not believe that the amount of unrecognized tax benefits will change significantly in the next 12 months.
The Company files income tax returns in the U.S. federal, various U.S. state and foreign tax jurisdictions. The Company is subject to U.S. federal and various state income tax examination for the 2006 through 2014 calendar tax years.
Fiscal years outside the normal statutes of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. The Company is not currently being audited in any jurisdiction.
Tax attributes related to stock option windfall deductions are not recorded until they result in a reduction of cash tax payable. Our federal and state net operating losses from windfall deductions were excluded from our deferred tax asset balance as of December 31, 2014. As of December 31, 2014, the benefit of the federal and state net operating loss deferred tax assets of $688,733 and $48,799, respectively, will be recorded to additional paid-in capital when they reduce cash tax payable.

10. SEGMENT INFORMATION
The Company’s chief operating decision maker (CODM) is its Chief Executive Officer. The Company derives its revenue primarily from sales of hardware products and software subscriptions and services. The Company’s CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company determined that it operates as one reportable and operating segment.

The following table represents the Company's revenue based on the billing address of the respective VAR or the VAD:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Americas	$86,946	$69,796	$48,009
Europe, Middle East and Africa	36,317	27,864	18,853
Asia Pacific	14,029	9,475	4,353
Total revenues	$137,292	$107,135	$71,215
     Included within Total Americas in the above table is revenue from sales in the United States of $82.0 million, $64.9 million and $45.3 million during the years ended December 31, 2014, 2013 and 2012, respectively. Aside from the United States, no country comprised 10% or more of the Company's total revenue for the years ended December 31, 2014, 2013 and 2012.
Property and equipment, net by location is summarized as follows:

	As of December 31,
	2014	2013
	(in thousands)
United States	$7,519	$2,424
People's Republic of China	1,246	776
United Kingdom	97	81
Total property and equipment, net	$8,862	$3,281
11. SUBSEQUENT EVENTS
On January 1, 2015, the Company effected an increase of 2.3 million shares of common stock reserved for issuance under the 2014 Equity Incentive Plan, and an increase of 0.2 million shares of common stock reserved for issuance under the 2014 Employee Stock Purchase Plan. The increases had been approved by the Company’s board of directors.
On February 1, 2015, the Company amended lease for its main office facility in Sunnyvale, California to extend the lease expiration date from November 30, 2015 to September 23, 2016. The Company is subjected for an additional $0.9 million lease commitment during the extended lease term.
On February 6, 2015, the United States International Trade Commission terminated its investigation of a complaint filed on June 27, 2014 by Macronix Int’l Co., Ltd. and Macronix America, Inc. alleging that components manufactured and sold by Spansion Inc. and Spansion LLC infringe four patents.  The Company was named in the investigation as a purchaser of the Spansion components. The matter has been settled between the parties, with no recovery or acknowledgement of fault or liability against the Company.
On February 17, 2015, Wetro Lan LLC filed a complaint in the U.S. District Court, Eastern District of Texas alleging that the Company’s branch router products infringe U.S. Patent #6,795,918. The Company is investigating the allegations.
On February 27, 2015, the Company entered into an agreement with TriplePoint Capital LLC, relating to early voluntary prepayments of outstanding obligations under the Company's first and second term loans, and providing for a 50% reduction in the end-of-term payment for each of the loans. In exchange for this reduction in its end-of-term payments, the Company provided a term extension of one additional year for warrants to purchase 73,883 shares of its common stock that were scheduled to expire on March 27, 2015. As part of this agreement, the Company also elected to voluntarily repay in full its outstanding obligation of $2.5 million under the second term loan, along with payment of $0.08 million (representing the 50% discounted end-of-term payment).

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” Under Part II, Item 8 of this report.

2.	Financial Statement Schedules
All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

3.	Exhibits
The documents listed in the Exhibit Index of this report are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2015.

AEROHIVE NETWORKS, INC.

By:	/s/ David K. Flynn
David K. Flynn
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David K. Flynn and Gordon C. Brooks, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David K. Flynn	President, Chief Executive Officer and Chair of the Board (Principal Executive Officer)	March 16, 2015
David K. Flynn

/s/ Gordon C. Brooks	Chief Financial Officer (Principal Accounting and Financial Officer)	March 16, 2015
Gordon C. Brooks

/s/ Remo Canessa	Director	March 16, 2015
Remo Canessa

/s/ Feng Deng	Director	March 16, 2015
Feng Deng

/s/ Krishna ‘Kittu’ Kolluri	Director	March 16, 2015
Krishna ‘Kittu’ Kolluri

/s/ Changming Liu	Director	March 16, 2015
Changming Liu

/s/ Frank J. Marshall	Director	March 16, 2015
Frank J. Marshall

/s/ Conway 'Todd' Rulon-Miller	Director	March 16, 2015
Conway 'Todd' Rulon-Miller

/s/ John Gordon Payne	Director	March 16, 2015
John Gordon Payne

/s/ Christopher J. Schaepe	Director	March 16, 2015
Christopher J. Schaepe

EXHIBIT INDEX

Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

3.1	Eighth Amended and Restated Certificate of Incorporation of the Company, as amended, as currently in effect	10-Q	001-36355	05/13/14	3.1
3.2	Amended and Restated Bylaws of the Company	10-Q	001-36355	05/13/14	3.2
4.1	Fourth Amended and Restated Investors’ Rights Agreement, dated as of August 23, 2012, by and among the Company and certain of its stockholders, as amended on June 25, 2013 and August 23, 2013	S-1	333-193939	02/13/14	4.1
4.2	Form of Warrant issued by the Company to certain investors	S-1	333-193939	02/13/14	4.2
4.3	Series B Warrant issued by the Company to TriplePoint Capital, LLC, dated March 27, 2008	S-1	333-193939	02/13/14	4.3
4.3	Series C Warrant Issued by the Company to TriplePoint Capital, LLC, dated October 9, 2009	S-1	333-193939	02/13/14	4.4
4.4	Series E Warrant issued by the Company to Triple Point Capital, LLC, dated August 23, 2013	S-1	333-193939	02/13/14	4.5
4.5	Extension Letter for Series B Warrant and Series C Warrant, dated as of February 19, 2015, between the Company and TriplePoint Capital, LLC					X
4.6	Extension Letter for Series E Warrant, dated as of February 19, 2015, between the Company and TriplePoint Capital, LLC					X
4.7	Specimen common stock certificate of the Company	S-1	333-193939	02/13/14	4.6
10.1+	Form of Indemnification Agreement between the Company and each of its directors and executive officers	S-1	333-193939	02/13/14	10.1
10.2+	2006 Global Share Plan, as amended, and forms of agreements thereunder	S-1/A	333-193939	03/17/14	10.2
10.3+	2014 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-193939	03/17/14	10.3
10.4+	2014 Employee Stock Purchase Plan and form of agreement thereunder	S-1/A	333-193939	03/17/14	10.4
10.5+	Offer Letter, dated January 16, 2007, by and between the Company and David K. Flynn	S-1	333-193939	02/13/14	10.5
10.6+	Offer Letter, dated December 31, 2012, by and between the Company and Gordon C. Brooks	S-1	333-193939	02/13/14	10.6
10.7+	Offer Letter dated July 26, 2012, by and between the Company and Dean Hickman-Smith	S-1	333-193939	02/13/14	10.7
10.8+	Offer Letter, effective December 11, 2012, by and between the Company and Steve Debenham	S-1	333-193939	02/13/14	10.8
10.9+	Offer Letter, dated August 20, 2013, by and between the Company and David Greene	S-1	333-193939	02/13/14	10.9
10.10+	Form of Separation and Change in Control Severance Agreement, entered into by and between the Company and certain executive officers	S-1	333-193939	02/13/14	10.10
10.11+	Form of Amendment to Separation and Change in Control Agreement, entered into by and between the Company and certain executive officers					X

10.12+	Separation and Change in Control Severance Agreement, effective as of October 1, 2013, by and between the Company and David K. Flynn	S-1	333-193939	02/13/14	10.11
10.13+	Separation and Change in Control Severance Agreement, effective as of October 1, 2013, by and between the Company and Steve Debenham	S-1	333-193939	02/13/14	10.12
10.14+	Separation and Change in Control Severance Agreement, effective as of October 1, 2013, by and between the Company and David Greene	S-1	333-193939	02/13/14	10.13
10.15+	Separation and Change in Control Severance Agreement, effective as of October 1, 2013, by and between the Company and Gordon C. Brooks	S-1	333-193939	02/13/14	10.14
10.16+	Separation and Change in Control Severance Agreement, effective as of October 1, 2013, by and between the Company and Dean Hickman-Smith	S-1	333-193939	02/13/14	10.15
10.17+	Form of Separation and Change in Control Severance Agreement, entered into by and between the Company and certain of its senior officers	S-1	333-193939	02/13/14	10.16
10.18	Amended and Restated Lease, dated March 1, 2011, by and between the Company and Batton Associates, LLC	S-1	333-193939	02/13/14	10.17
10.19	First Amendment, dated February 1, 2015, to Amended and Restated Lease, dated March 1, 2011, by and between the Company and Batton Associates, LLC					X
10.20	Lease Agreement, dated May 2, 2013, by and between the Company and Hanover Properties Ltd., as amended May 23, 2013	S-1	333-193939	02/13/14	10.18
10.21	Premises Lease Contract, effective October 1, 2013, by and between CECEP Industry Development C.I.C., Ltd. and Aerohive Networks (Hangzhou) Co., Ltd	S-1	333-193939	02/13/14	10.19
10.22	Lease of West Block, The Courtyard, 17-18 West Street, Farnham, Surrey, GU9 7DR, dated May 31, 2012, by and between Ecclesiastical Insurance Office PLC and Aerohive Networks Europe Limited	S-1	333-193939	02/13/14	10.20
10.23	Fourth Amendment dated as of April 4, 2014 to the Loan and Security Agreement, dated as of June 21, 2012, by and between the Company and Silicon Valley Bank, as amended by that certain First Amendment to Loan and Security Agreement, dated as of September 18, 2012, that certain Second Amendment to Loan and Security Agreement, dated as of June 28, 2013, and that certain Third Amendment to Loan and Security Agreement, dated as of August 23, 2013	10-Q	001-36355	05/13/14	10.1
10.24	Loan and Security Agreement (EXIM Loan Facility), dated June 21, 2012, by and between the Company and Silicon Valley Bank, as amended by that certain First Amendment to Loan and Security Agreement (EXIM Loan Facility), dated as of September 18, 2012	10-Q	001-36355	05/13/14	10.2
10.25	Growth Capital Loan and Security Agreement, dated as of August 23, 2013, by and between the Company and TriplePoint Capital LLC	S-1	333-193939	02/13/14	10.23
10.26+	Executive Incentive Compensation Plan	S-1	333-193939	02/13/14	10.24
10.27	Outside Director Compensation Policy					X
10.28	Form of Stock Option Agreement	10-Q	001-36355	08/12/14	10.1

10.29	Form of Restricted Stock Unit Agreement	10-Q	001-36355	08/12/14	10.2
21.1	List of subsidiaries of the Company	S-1	333-193939	02/13/14	21.1
23.1	Consent of Deloitte and Touche LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on the signature page to the 10-K)					X
31.1^	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2^	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+    Indicates a management contract or compensation plan.

^    In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 and 32.2 hereto is deemed to accompany this Form 10-Q and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.