Form 10-Q
period 2015-03-31
AEROHIVE NETWORKS, INC
filed 2015-05-13
CIK 1372414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.001, outstanding as of May 6, 2015 was 46,656,924.

The Aerohive Networks design logo and the marks “Aerohive®,” “HiveManager®,” “HiveOS®” and “HiveCare™” are the property of Aerohive Networks, Inc. All Rights Reserved. This Quarterly Report on Form 10-Q contains additional trade names, trademarks and service marks of other companies.

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AEROHIVE NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$92,660	$98,044
Accounts receivable, net of allowance for doubtful accounts of $88 and $106 as of March 31, 2015 and December 31, 2014, respectively	17,613	24,695
Inventories	11,389	8,360
Prepaid expenses and other current assets	2,106	2,610
Deferred cost of goods sold	913	1,001
Total current assets	124,681	134,710
Property and equipment, net	10,415	8,862
Goodwill	513	513
Other assets	185	169
Total assets	$135,794	$144,254
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,666	$10,154
Accrued liabilities	8,539	9,181
Debt, current	—	12,451
Deferred revenue, current	22,704	22,014
Total current liabilities	43,909	53,800
Debt, non-current	20,000	7,301
Deferred revenue, non-current	25,101	24,141
Other liabilities	760	857
Total liabilities	89,770	86,099
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share - 25,000,000 shares authorized as of March 31, 2015 and December 31, 2014, respectively; no shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, par value of $0.001 per share - 500,000,000 shares authorized as of March 31, 2015 and December 31, 2014, respectively; 46,521,382 and 46,028,908 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	46	46
Additional paid–in capital	212,926	208,998
Accumulated deficit	(166,948)	(150,889)
Total stockholders’ equity	46,024	58,155
Total liabilities and stockholders’ equity	$135,794	$144,254
See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue:
Product	$20,480	$24,861
Software subscription and services	5,337	3,371
Total revenue	25,817	28,232
Cost of revenue:
Product	6,808	7,882
Software subscription and services	1,828	1,366
Total cost of revenue	8,636	9,248
Gross profit	17,181	18,984
Operating expenses:
Research and development	7,510	6,138
Sales and marketing	18,770	16,569
General and administrative	6,247	4,837
Total operating expenses	32,527	27,544
Operating loss	(15,346)	(8,560)
Interest income	14	1
Interest expense	(754)	(465)
Other income	135	117
Loss before income taxes	(15,951)	(8,907)
Income tax provision	(108)	(20)
Net loss and comprehensive loss	$(16,059)	$(8,927)
Net loss attributable to common stockholders	$(16,059)	$(8,927)
Net loss per share allocable to common stockholders, basic and diluted	$(0.35)	$(1.17)
Weighted-average shares used in computing net loss per share allocable to common stockholders, basic and diluted	46,298,850	7,635,120
See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(16,059)	$(8,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	619	497
Stock-based compensation	3,822	1,566
Amortization and write-off of debt discount and debt issuance cost	296	43
Remeasurement of convertible preferred stock warrant liability	—	(90)
Changes in operating assets and liabilities:
Accounts receivable, net	7,082	1,734
Inventories	(3,028)	487
Prepaid expenses and other current assets	592	(12)
Other assets	(17)	(73)
Accounts payable	2,543	1,762
Accrued liabilities	(343)	(324)
Other liabilities	(97)	(147)
Deferred revenue	1,650	1,768
Net cash used in operating activities	(2,940)	(1,716)
Cash flows from investing activities
Purchases of property and equipment	(452)	(363)
Capitalized software development costs	(1,789)	(1,070)
Net cash used in investing activities	(2,241)	(1,433)
Cash flows from financing activities
Payment of offering costs	—	(456)
Proceeds from exercise of convertible preferred stock warrants	—	907
Proceeds from exercise of vested stock options	342	978
Payment for shares repurchased for tax withholdings on vesting of restricted stock units	(545)	—
Proceeds from issuance of debt	10,000	—
Repayments of debt	(10,000)	—
Net cash provided by (used in) financing activities	(203)	1,429
Net decrease in cash and cash equivalents	(5,384)	(1,720)
Cash and cash equivalents at beginning of period	98,044	35,023
Cash and cash equivalents at end of period	$92,660	$33,303
Supplemental disclosure of cash flow information
Income taxes paid	$243	$135
Interest paid	$608	$272
Supplemental disclosure of noncash investing and financing activities
Property and equipment purchased but not paid for	$281	$382
Unpaid capitalized software development costs	$156	$—
Reclassification of the convertible preferred stock warrant liability to additional paid-in capital on the exercise of the convertible preferred stock warrants	$—	$3,202
Vesting of early exercised stock options	$15	$381
Offering costs for common stock not yet paid	$—	$3,560
Stock-based compensation in capitalized software development	$246	$46
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Aerohive Networks, Inc. was incorporated in Delaware on March 15, 2006, and, together with its subsidiaries (the "Company"), has designed and developed a leading cloud-managed mobile networking platform that enables enterprises to deploy a mobile-centric network edge. The point at which devices access the enterprise network is commonly referred to as the network edge. The Company’s hardware products include intelligent access points, routers and switches. These products are managed by the Company’s cloud services platform, which delivers cloud-managed network management and mobility and data applications giving end-customers a single, unified and contextual view of the entire network edge. The Company has offices in North America, Europe, the Middle East and Asia Pacific and employs staff around the world.
Initial Public Offering
In April 2014, the Company completed its initial public offering (the “IPO”), in which the Company issued 8,625,000 shares of the Company's common stock, inclusive of 1,125,000 shares of common stock sold upon the exercise in full of the overallotment option by the underwriters, at an offering price of $10.00 per share. The Company received proceeds of $80.2 million after deducting the underwriters’ discounts and commissions of $6.0 million. Upon completion of the IPO, the Company reclassified $5.4 million deferred offering costs to additional paid-in capital.
In connection with the IPO, 28,227,528 outstanding shares of the Company’s convertible preferred stock automatically converted into 28,832,898 shares of common stock, and the warrants to purchase 103,034 shares of convertible preferred stock became warrants to purchase 107,876 shares of common stock.
Basis of Presentation and Consolidation
The Company prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"), which includes the accounts of Aerohive Networks, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies during the three months ended March 31, 2015 as compared to those described in the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 17, 2015.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Those estimates and assumptions include, among others, the selling price of products, software and support services; determination of fair value of common stock and stock-based awards; inventory valuations; accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions; allowance for doubtful accounts; and warranty costs. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the consolidated financial statements.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. On April 1, 2015, FASB voted to propose to defer the effective date of this standard by one year to December 15, 2017. The standard will be effective for the Company on January 1, 2018. The Company is evaluating the financial impact of such adoption, if any, on the Company's consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The Company expects to adopt ASU 2014-15 on January 1, 2017, with early adoption permitted. The Company will evaluate the impact of the new standard, if any, upon adoption but does not expect it to have a significant impact.
In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.
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
The percentages of revenue from a consolidated group of entities (VAD A) greater than 10% of total consolidated revenue were as follows:

	Three Months Ended March 31,
	2015	2014
VAD A	21.9%	12.9%

The percentages of receivables from VAD A and an individual entity (VAD B) greater than 10% of total consolidated accounts receivable were as follows:

	March 31,	December 31,
	2015	2014
VAD A	30.3%	18.8%
VAD B	10.2%	*

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
As of March 31, 2015 and December 31, 2014, the Company's financial instruments only consisted of highly liquid money market funds that were classified as Level 1 assets and were included in cash and cash equivalents.
Financial assets that the Company measured at fair value on a recurring basis by level within the fair value hierarchy, are as follows:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets		(in thousands)
Money market funds	$80,254	$—	$—	$80,254

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets	(in thousands)
Money market funds	$80,240	$—	$—	$80,240

3. CONSOLIDATED BALANCE SHEET COMPONENTS
Inventory
Inventory consists of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)
Components, including raw materials	$112	$63
Finished goods	11,277	8,297
Total inventory	$11,389	$8,360
Property and Equipment, net
Property and equipment, net consists of the following:

		March 31,	December 31,
	Estimated Useful Lives	2015	2014
		(in thousands)
Computer and other equipment	3 years	$1,832	$1,822
Manufacturing, research and development laboratory equipment	3 years	3,902	3,741
Purchased software	2 years	1,690	1,882
Office furniture and equipment	3 years	986	761
Leasehold improvements	2 to 5 years	575	532
Construction in progress		7,140	5,459
Property and equipment, gross		16,125	14,197
Less: Accumulated depreciation and amortization		(5,710)	(5,335)
Property and equipment, net		$10,415	$8,862

Construction in progress primarily represents the capitalization of internal-use software development costs related to the Company’s cloud-managed software platform.
Depreciation and amortization expense was $0.6 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.
Accrued Liabilities
Accrued liabilities consist of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)
Accrued compensation	$6,877	$7,090
Accrued expenses and other liabilities	1,396	1,806
Warranty liability, current portion	266	285
Total accrued liabilities	$8,539	$9,181
Deferred Revenue
Deferred revenue consists of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)
Products	$3,622	$3,886
Software subscription and services	44,183	42,269
Total deferred revenue	47,805	46,155
Less: current portion of deferred revenue	22,704	22,014
Non-current portion of deferred revenue	$25,101	$24,141
Warranty Liability
The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Beginning balance	$891	$923
Charges to operations	117	32
Obligations fulfilled	(153)	(83)
Changes in existing warranty	(23)	(162)
Total product warranties	$832	$710
Current portion	$266	$192
Non-current portion	$566	$518
Changes in existing warranty reflect a combination of changes in expected warranty claims and changes in the related costs to service such claims.
4. DEBT
Financing Agreements
In June 2012, the Company entered into a revolving credit facility with Silicon Valley Bank (the revolving credit facility) for a principal amount of up to $10.0 million, with a sublimit of $3.0 million for borrowings guaranteed by the Export-Import Bank of the United States. The revolving credit facility is collateralized by substantially all of the Company’s property, other than intellectual property. The revolving credit facility bears monthly interest at a floating rate equal to the greater of (i) 4.00% or (ii) prime rate plus 0.75%. In June 2012, the Company drew $10.0 million under this credit facility.
On March 31, 2015, the Company amended its revolving credit facility with Silicon Valley Bank. The amendment, among other things, (i) extended the line maturity date to March 31, 2017 from June 29, 2015; (ii) removed the $3.0 million sublimit for borrowings guaranteed by the Export-Import Bank of the United States; and (iii) increased the revolving line up to $20.0 million, subject to certain conditions. The amended credit facility bears interest at a floating rate equal to the lesser of (i) LIBOR rate plus 2.25% or (ii) prime rate minus 0.5%. On March 31, 2015, the Company drew down the additional $10.0 million under this credit facility. As of March 31, 2015, $20.0 million under the revolving credit facility was outstanding.
The revolving credit facility contains customary negative covenants which limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate, as well as requiring the Company to maintain a minimum adjusted quick ratio of 1.25 to 1.00 as of the last day of each month. The revolving credit facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, inaccuracy of representation and warranties. Upon an event of default, the lender may declare all or a portion of the outstanding obligations payable by the Company to be immediately due and payable and exercise other rights and remedies provided for under the credit facility. During the existence of an event of default, interest on the obligations under the credit facility could be increased by 5.0%. As of March 31, 2015 and December 31, 2014, the Company was in compliance with these covenants.
The Company will use loans drawn under the revolving credit facility for working capital and general corporate purposes.
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
In December 2013, the Company borrowed $10.0 million under the term loan credit facility under two separate loans. The first loan was for $7.5 million with a term of 48-months with interest only for 24 months and 24 equal payments thereafter to fully amortize the loan, plus an end of term payment of $0.5 million. The second loan was for $2.5 million for a term of 24 months interest only with the principal payable at the end of two years plus an end of term payment of $0.15 million. The stated interest rate for each loan was 10.75% and 9.75%, respectively, and was reduced to 10.25% and 9.25% due to the completion of the IPO in April 2014.
In February 2015, the Company entered into an agreement with TriplePoint Capital LLC, relating to early voluntary prepayments of outstanding obligations under the Company's first and second term loans, and providing for a 50% reduction in the end-of-term payment for each of the loans. In exchange for this reduction of its end-of-term payments, the Company extended to March 27, 2016 the expiration date for warrants to purchase 73,883 shares of the Company's common stock. In the first quarter 2015, the Company elected to voluntarily repay in full all of its outstanding obligations under the term loan credit facility, along with an end-of-term payment of $0.3 million.
5. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases its main office facility in Sunnyvale, California, expiring in September 2016. In addition, the Company leases office space for its subsidiaries in the United Kingdom, the Netherlands and China under non-cancelable operating leases that expire at various times through May 2017. The Company has also entered into various lease agreements in other locations in the United States and globally to support its sales and research and development functions. The Company recognizes rent expense on a straight-line basis over the lease period. Future minimum lease payments by year under operating leases as of March 31, 2015 are as follows:

Amount
Year ending December 31,	(in thousands)
2015 (remaining nine months)	$1,521
2016	1,847
2017	73
Total	$3,441
Rent expense was $0.6 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.
Manufacturing Commitments
The Company subcontracts with manufacturing companies to manufacture its hardware products. The contract manufacturers procure components based on non-cancellable orders placed by the Company. If the Company cancels all or part of an order, the Company is liable to the contract manufacturers for the cost of the related components purchased under such orders.
As of March 31, 2015 and December 31, 2014, the Company had manufacturing commitments with contract manufacturers for inventory totaling approximately $9.0 million and $8.0 million, respectively.
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
The Company is currently in separate litigations with AirTight Networks, Linex Technologies, Charles C. Freeny, III, et al., and Wetro LAN LLC, each of which alleges that the Company infringes certain patents.
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
Wetro LAN LLC filed in February 2015 a complaint in the U.S. District Court, Eastern District of Texas asserting that certain of the Company’s branch router products infringe U.S. Patent #6,795,918. The Company filed an answer, denying the patent infringement allegations and raising several affirmative defenses including invalidity.

The Company intends to defend these lawsuits vigorously.
Macronix Int’l Co., Ltd. and Macronix America, Inc., or Macronix, filed on June 27, 2014, a complaint in the United States International Trade Commission alleging that Spansion Inc. and Spansion LLC, or Spansion, and numerous customers of Spansion (including the Company) infringe four patents. Macronix sought cease-and-desist and exclusion orders as to products containing the allegedly infringing Spansion components.  Spansion had assumed the defense of the Company in this matter, which was resolved in February 2015 without any obligation or liability of the Company.
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

6. STOCKHOLDERS' EQUITY
Common Stock
As of March 31, 2015 and December 31, 2014, the Company has 500 million shares of common stock authorized for issuance, par value of $0.001 per share; and 25 million shares of preferred stock authorized for issuance, par value of $0.001 per share. Each holder of common stock is entitled to one vote for each share of common stock held. As of March 31, 2015 and December 31, 2014, the Company had 46,521,382 and 46,028,908, respectively, of common stock issued and outstanding, and no shares of preferred stock issued or outstanding.
Common Stock reserved for Future Issuance
As of March 31, 2015 and December 31, 2014, the Company had reserved shares of common stock, on an as-if converted basis, for future issuance as follows:

	March 31,	December 31,
	2015	2014
Common stock reserved for future grants under the Equity Incentive Plan	5,055,570	2,259,230
Reserved under 2014 Employee Stock Purchase Plan	1,030,681	800,000
Options and Restricted Stock Units issued and outstanding	8,803,122	9,776,124
Common stock subject to repurchase	18,000	27,000
Warrants to purchase common stock	73,883	107,876
Total reserved shares of common stock for future issuance	14,981,256	12,970,230
Common Stock Warrants
As of March 31, 2015, 73,883 shares of common stock subject to warrants remained outstanding and exercisable at exercise prices of $4.057 and $2.768 per share. The common stock warrants expire in March 2016.
7. STOCK-BASED COMPENSATION
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
The 2014 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code (ISO), only to employees of the Company or any parent or subsidiary of the Company, and for the grant of nonstatutory stock options (NSO), restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants of the Company, and the employees and consultants of any parent or subsidiary of the Company. As of March 31, 2015, the Company had 5,055,570 total shares of common stock reserved for issuance under the 2014 Plan. On the first day of each fiscal year beginning January 1, 2015 through January 1, 2024, the number of shares of common stock reserved for issuance under the 2014 Plan may increase by an amount equal to the lesser of (i) 4,000,000 Shares, (ii) 5% of the Company’s outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Board.
The following table summarizes the total number of shares available for grant under the 2014 Plan as of March 31, 2015:

Shares Available for Grant

Balance, December 31, 2014	2,259,230
Authorized	2,306,812
Options canceled	439,097
Awards granted	(239,000)
Awards canceled	289,431
Balance, March 31, 2015	5,055,570
Stock Options
The following table summarizes the information about outstanding stock option activity:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2014	6,837,893	$5.71	7.39	$8,004
Options exercised	(289,729)	1.19
Options canceled	(439,097)	7.06
Balance, March 31, 2015	6,109,067	$5.82	6.85	$6,228
Options exercisable, March 31, 2015	3,149,194	$3.89	5.95	$5,361
Options vested and expected to vest, March 31, 2015	5,864,302	$5.71	6.81	$6,187
For the three months ended March 31, 2014, the weighted average grant date fair value of options granted was $5.09 per share, and the aggregate grant date fair value of the Company's stock options granted was $2.3 million. There were no options granted for the three months ended March 31, 2015.
The aggregate intrinsic value of stock options exercised was $0.9 million and $4.6 million for the three months ended March 31, 2015 and 2014, respectively. The intrinsic value represents the excess of the estimated fair values of the Company’s common stock, prior to the IPO, or the closing stock price of the Company’s common stock, following the IPO, underlying these options at the dates of exercise over the exercise prices paid.
Restricted Stock Units
The Company currently grants Restricted Stock Units (RSUs) to certain employees, directors and consultants. The RSUs typically vest over a period of time, generally one year, two years or four years, and are subject to the participant’s continuing service to the Company over that period. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.
The following is a summary of the Company’s RSU activity and related information for the year ended March 31, 2015:

	Restricted Stock Units Outstanding
	Shares	Weighted Average Grant Date Fair Value Per Share

Balance, December 31, 2014	2,938,231	$7.03
Awards granted	239,000	4.04
Awards vested	(308,397)	$6.90
Awards canceled	(174,779)	$7.39
Balance, March 31, 2015	2,694,055	$6.95

The aggregate grant date fair value of RSUs granted for the three months ended March 31, 2015 was $1.0 million. The total fair value of shares vested for the three months ended March 31, 2015 was $1.5 million. No RSUs were granted or vested for the three months ended March 31, 2014.
The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. During the three months ended March 31, 2015, the Company repurchased 114,652 shares of stock, for an aggregate value of $0.5 million, from employees upon the vesting of their RSUs to satisfy the minimum statutory tax withholding requirement. Such shares were returned to the Company’s equity incentive plan and are available under the plan terms for future issuance.
2014 Employee Stock Purchase Plan
On March 26, 2014, the Company's 2014 Employee Stock Purchase Plan (ESPP) became effective. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees of the Company and its designated subsidiaries. As of March 31, 2015, the Company had 1,030,681 total shares of common stock reserved for issuance under the ESPP. On the first day of each fiscal year beginning January 1, 2015 through January 1, 2034, the number of shares of common stock reserved for issuance may increase in an amount equal to the lesser of (i) 800,000 Shares, (ii) 0.5% of the Company’s outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Board.
Shares are purchased using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The ESPP has a reset provision. If the closing price of the Company’s common stock on the last day of any purchase period during an offering period is lower than the closing sales price on the first day of the related offering period, the reference price for purposes of determining the purchase price of shares for subsequent purchase periods in the applicable offering period will be reset to such price. No participant may purchase more than $25,000 worth of common stock in any calendar year, or 5,000 shares of common stock in any six-month purchase period. The ESPP is compensatory and results in compensation expense. As of March 31, 2015, no shares were issued under the ESPP.
The ESPP initially was implemented by consecutive offering periods of approximately six months in duration, except for the first offering period. On November 7, 2014, the Company's Compensation Committee approved an amendment to the ESPP which terminated the first six-month offering periods then in-effect, and put in place an offering period, which grants stock purchase rights to eligible employees during a two-year offering period commencing on December 1, 2014, with purchase dates at the end of each six-month purchase period. Such termination resulted of an additional $0.1 million stock-based compensation expense that was recognized in the fourth quarter of 2014.
Determination of Fair Values
The Company determines the expected term of employee stock options using the simplified method as provided by the Securities and Exchange Commission. The simplified method is presumed to be the average of the time-to-vesting and the contractually life of the options. The expected term of ESPP is based on the contractual terms. The expected volatility is derived from the historical stock volatilities of the common stock of several publicly traded comparable companies over a period approximately equals to the expected term of the options, since the Company has not had sufficient public trading history of its common stock. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for zero-coupon U.S. treasury notes with maturities equal to the option's expected term. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to do so.
Prior to the IPO, the Company’s board of directors determined the fair value of the shares of common stock underlying the stock-based awards, with input from management. Because there was no public market for the Company’s common stock, the board of directors determined the fair value of the common stock on the grant-date of the stock-based award by considering a number of objective and subjective factors, including valuations of comparable companies, sales of the Company’s convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of the Company’s capital stock, and general and industry-specific economic outlook. Subsequent to the completion of the Company’s IPO on April 2, 2014, the Company determined the fair value of common stock underlying stock-based awards based on the closing stock price of the Company’s shares on the date of grant.
There were no stock options granted for the three months ended March 31, 2015. Weighted average assumptions for the Company's stock options granted in the three months ended March 31, 2014 were as follows:

Three Months Ended March 31, 2014
Stock options:
Expected term (in years)	5.91
Expected volatility	50.75%
Risk free interest rate	1.80%
Dividend rate	—
The fair value of the purchase right for the ESPP is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended March 31,
	2015	2014
ESPP purchase rights:
Expected term (in years)	0.68 - 2.00	0.68
Expected volatility	35% - 40%	37.00%
Risk free interest rate	0.08% - 0.49%	0.08%
Dividend rate	—	—
Stock-based Compensation Expense
The total stock-based compensation the Company recognized for stock-based awards in the consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cost of revenue	$165	$45
Research and development	986	351
Sales and marketing	1,497	621
General and administrative	1,174	549
Total stock-based compensation	$3,822	$1,566
The following table presents stock-based compensation expense by award-type:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Stock Options	$1,148	$1,566
Restricted Stock Units	2,345	—
Employee Stock Purchase Plan	329	—
Total stock-based compensation	$3,822	$1,566
As of March 31, 2015, unrecognized stock-based compensation related to stock options, RSUs and ESPP purchase rights, net of estimated forfeitures, was $11.0 million, $16.0 million and $2.5 million, respectively, which the Company expects to recognize over weighted-average periods of 2.37 years, 2.01 years and 1.67 years respectively. For the three months ended March 31, 2015 and 2014, the Company capitalized $0.2 million and immaterial stock-based compensation expense, respectively, to internal-use software.
8. NET LOSS PER SHARE
The Company calculates basic and diluted net loss per share of common stock allocable to common stockholders by dividing the net loss allocable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock, since the effects of potentially dilutive securities are antidilutive. Upon completion of the IPO on April 2, 2014, all outstanding convertible preferred stocks were converted to common stock and were included in the weighted average number of common shares used to compute net loss per share from the conversion date.
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
The following table presents the computation of basic and diluted net loss per share allocable to common stockholders:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except for share and per share data)
Numerator:
Net loss	$(16,059)	$(8,927)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	46,298,850	7,635,120
Net loss per share:
Basic and diluted	$(0.35)	$(1.17)
The following period-end outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2015	2014
Shares of common stock issuable under the 2014 Equity Incentive Plan	8,803,122	8,005,968
Common stock subject to repurchase	18,000	62,750
Common stock issuable upon exercise of warrants	73,883	107,876
Employee Stock Purchase Plan	427,646	—
Convertible preferred stock	—	28,832,898
Total	9,322,651	37,009,492
9. INCOME TAXES

The provision for income taxes for the three months ended March 31, 2015 and 2014 was approximately $0.1 million and $0.02 million, respectively. The provision for income taxes consisted primarily of state taxes and foreign income taxes.
For the three months ended March 31, 2015 and 2014, the provision for income taxes differed from the statutory amount primarily due to maintaining a full valuation allowance against the U.S. net deferred assets, partially offset by foreign and state taxes.
The Company has intercompany services agreements with its subsidiaries located in the United Kingdom, New Zealand and China, which require payment for services rendered by these subsidiaries at an arm’s-length transaction price. The foreign tax expense represents foreign income tax payable by these subsidiaries on profit generated on intercompany services agreements.
Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on the Company’s history of losses, management has determined it cannot conclude that it is more likely than not that the deferred tax assets will be realized, and accordingly has placed a full valuation allowance on the net deferred tax assets. The Company maintained a full valuation allowance against its deferred tax assets as of March 31, 2015 and December 31, 2014, respectively.
10. SEGMENT INFORMATION
The Company’s chief operating decision maker (CODM) is its Chief Executive Officer. The Company derives its revenue primarily from sales of hardware products and software subscription and services. The Company’s CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company determined that it operates as one reportable and operating segment.
The following table represents the Company's revenue based on the billing address of the respective VAR or the VAD:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Americas	$14,093	$17,378
Europe, Middle East and Africa	9,126	8,008
Asia Pacific	2,598	2,846
Total revenues	$25,817	$28,232
     Included within Total Americas in the above table is revenue from sales in the United States of $13.2 million and $16.6 million during the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, revenue from sales in the United Kingdom was $3.1 million. Aside from the United States and United Kingdom, no other country comprised 10% or more of the Company's total revenue for the three months ended March 31, 2015 and 2014, respectively.
Property and equipment, net by location is summarized as follows:

	March 31,	December 31,
	2015	2014
	(in thousands)
United States	$9,234	$7,519
People's Republic of China	1,087	1,246
United Kingdom	94	97
Total property and equipment, net	$10,415	$8,862
11. SUBSEQUENT EVENT
In April 2015, the Company resolved the pending action brought by Charles C. Freeny III, Bryan E. Freeny, and James P. Freeny, filed on November 24, 2014 and pending in the U.S. District Court, Eastern District of Texas.  The action asserted that the Company’s dual band wireless networking products infringe U.S. Patent #7,110,744.  The amount of the Company’s settlement payment was not material.
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
These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to predict our revenue, operating results and gross margin accurately;

•	our ability to predict economic, political and business conditions in the markets in which we operate;

•	the transition of newly hired management-level employees and their ability to improve our sales execution processes;

•	our ability to maintain an adequate rate of revenue growth and achieve and maintain profitability;

•	our ability to develop and transition to new product offerings while maintaining our service level commitments to end-customers;

•	the length and unpredictability of our sales cycles with service provider end-customers;

•	any potential loss of or reductions in orders from our larger customers;

•
our ability to maximize the economic opportunity of the U.S. Federal Communications Commission’s (“FCC”) E-Rate program and the timing of the availability of funding and decisions by end-customers to purchase our products using such funding;

•	the effects of increased competition in our market and our ability to compete with larger competitors with greater financial, technical and other resources;

•	our ability to continue to enhance and broaden our product offering and bring new products to market;

•	our ability to maintain, protect and enhance our brand;

•	our ability to effectively manage our growth;

•	our ability to attract new end-customers within the verticals and geographies we currently operate in and those that we target;

•	our ability to maintain effective internal controls;

•	the quality of our products and services;

•	our ability to continue to build and enhance relationships with channel partners;

•	our ability to attract, hire, train and retain qualified employees and key personnel, particularly in sales and engineering;

•	our ability to maximize our sales execution process and effectively ramp sales in underdeveloped territories;

•	our ability to sell our products and effectively expand internationally;

•	the effects of fluctuations in currency exchange rates;

•	our ability to protect our intellectual property;

•	claims that we infringe intellectual property rights of others; and

•	other risk factors included under the section titled “Risk Factors.”

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
Overview
We have designed and developed a leading cloud-managed mobile networking platform that enables enterprises to deploy a mobile-centric network edge. Managing the network edge is becoming more complex because of the proliferation of mobile devices and the ways in which businesses use such devices. Increasingly, employees and clients are using Wi-Fi-enabled smartphones, tablets, laptops and other mobile devices instead of desktop computers for mission-critical business applications. The number and types of users continue to increase, as do the breadth of applications that users need to access on their mobile device. As the difficulty and complexity of managing the network edge expands, our platform offers simplicity, scalability, and security. Additionally, our platform gives end-customers context-based visibility and policy enforcement, providing a high level of intelligence to the network. Our hardware products include intelligent access points, routers and switches. We continue to develop and bring to market new hardware products in response to evolving customer needs and new technology standards, such as 802.11ac. These products are managed by our cloud services platform which delivers cloud-based network management and mobility applications giving end-customers a single, unified and contextual view of the entire network edge. We continue to invest in our cloud platform, including our next version of the platform that includes an updated user interface, more scalable cloud operations infrastructure, and greater access to the data collected by our devices.
We derive revenue by selling our hardware products and related software licenses or software subscription and services, which together comprise our cloud-managed networking platform. Our product revenue consists of revenue from sales of our hardware products, which includes wireless access points, branch routers and switches, all of which are embedded with our proprietary operating system, HiveOS, and perpetual licenses of our unified network management system, HiveManager, and other software applications, as well as related accessories. Our software subscription and services revenue consists of revenue from sales of our service offerings that we deliver over a specified term. These offerings primarily include post-contract customer support, or PCS, related to our perpetual software licenses and subscriptions to HiveManager and other software applications delivered as a service, or SaaS, including related customer support.
We sell our products and software subscription and service to our end-customers, who hold the licensees of our products and our software subscription and services. We define end-customers as holding or having held licenses to our products and software subscription and service. When our end-customers purchase hardware products, they are generally required to purchase a software license for every hardware unit, either as a perpetual license with PCS or as a SaaS license with a one-, three- or five-year term. Both our PCS and SaaS offerings include updates and upgrades of our software applications and our HiveOS operating system that is embedded in our hardware.
We maintain a field sales force that works to develop sales with our channel partners, which include value-added distributors, or VADs, and value-added resellers, or VARs. Our channel partners purchase our products and services from us at a discount to our list prices and then resell them to our end-customers. Substantially all of our sales within North America are made through VARs. Under this model, we sell our products and services to our VARs, which in turn sell our products and services to our end-customers. We sell to VARs upon identification of a specified end-customer. All of our sales outside of North America, as well as a portion of our sales within North America, are made through VADs. Under this model, we sell our products and services to our VADs, which in turn sell our products and services directly to end-customers or to VARs, which then sell our products and services to our end-customers. We typically sell to VADs upon identification of a specified end-customer. In some cases, however, our VADs purchase inventory from us for stocking and subsequently receive an order from an end-customer. For certain VADs, our agreements allow for stocking of our products in their inventory and provide related price protection or rebates as well as limited rights of return for stock rotation. We also sell through managed service providers, who incorporate our products, customer support and SaaS offerings into their services and support as an integrated offering. In these instances, we view the managed service provider as our end-customer.
Due to annual budget cycles in the enterprise and spending seasonality in the education vertical, we generally experience a seasonal sequential decrease in our product revenue in our first fiscal quarter. In the fiscal first quarter ended

March 31, 2015, we continued to experience this seasonal trend, where our revenue decreased sequentially by $10.4 million, or 29%, from $36.2 million for the three months ended December 31, 2014, and by $2.4 million, or 9%, from $28.2 million for the three months ended March 31, 2014. However, in addition to our normal seasonality, this sequential decrease in revenue was also due to a pause in demand in U.S education business due to the various aspects and timing of the Federal E-Rate program. In addition, we experienced an operational challenge late in the first quarter 2015 with our third party logistics provider and were not able to ship and take revenue in the quarter on all of the orders received and processed. Lastly, we continued to experience lower sales execution in our less-developed sales territories.
Beginning in our fourth quarter of fiscal 2014, we began to see a significant change in purchasing behavior by our end-customers in education vertical due to the additional tranches of incremental funding announced by the FCC in December, 2014 and January 2015. We believe this additional funding is leading more schools to be eligible for the E-Rate program, making plans to seek E-Rate funding more widespread than it has been in the past.
E-Rate is the commonly used name for the Schools and Libraries Program of the Universal Service Fund, which is administered by the Universal Service Administrative Company (USAC) under the direction of the Federal Communications Commission (FCC). The program provides discounts to assist schools and libraries in the United States to obtain affordable telecommunications and Internet access.
Since any purchases made by schools before April 1, 2015 will not be eligible for E-Rate funding, and direct E-Rate funding will not be made available before July 1, 2015, we believe that our end-customers in the education vertical have been deferring purchases until after March 31, 2015 in order to better position themselves for this E-Rate funding; specifically, end-customers who would place purchases in early 2015 instead are deferring purchases until the second half of 2015. Given our exposure to the education vertical in the US, we believe that this deferral of education spending has had and will continue to have an additional impact on our historical seasonality.
We primarily conduct business in three geographic regions: (1) Americas, (2) Europe, the Middle East and Africa ("EMEA"), and (3) Asia Pacific ("APAC"). From a geographic perspective, year-over-year revenue for the fiscal quarter ended March 31, 2015 decreased by 19% in the Americas and, 9% in APAC, and increased by 14% in EMEA. For the three months ended March 31, 2015, 55% of our total revenue was generated from Americas, 35% from EMEA and 10% from APAC.
We added over 1,300 new end-customers during the quarter, bringing our total end-customer count to more than 20,000 in over 40 countries as of March 31, 2015. Our end-customers totaled more than 19,000, 17,000, 16,000 and 14,000, for our fiscal quarters ended December 31, September 30, June 30 and March 31, 2014, respectively. Our end-customers represent a broad range of industry verticals, including K-12 and higher education, healthcare, retail and distributed enterprises.
We outsource the manufacturing of all of our products to contract manufacturers. We currently outsource the warehousing and delivery of our products to a third-party logistics provider for worldwide fulfillment. We perform quality assurance and testing at our third-party logistics provider facilities in Fremont, California.
We intend to continue to invest significant resources in the development of our innovative technologies and new product offerings to the marketplace, acquire new end-customers in new and existing geographies, and increase penetration within our existing end-customer base. We expect to continue growing our organization to meet the needs of our customers and to pursue opportunities in new and existing markets. In particular, we are investing to increase our sales capacity as well as our channel program. We increased the number of our employees from 553 employees as of March 31, 2014 to 569 as of December 31, 2014 and to 567 as of March 31, 2015. However, we continue to experience employee attrition, particularly in our sales, marketing and engineering functions, and attracting, ramping, training and retaining qualified personnel and developing sales channels will continue to require significant effort over multiple quarters. For example, we announced in February 2015, the departure of our Senior Vice President, Worldwide Field Operations, and that we had undertaken a search for his replacement. In April, 2015, we announced that Tom Wilburn had joined our company in this position. We expect further turn-over in our sales organization as we transition to new leadership. Instability in our sales function will continue to impact our ability reliably to forecast revenue from quarter to quarter and to achieve operating results consistent with those forecasts. In addition, we also announced in April 2015 a new relationship with Dell Inc., whereby Dell will become a reseller of Aerohive’s Wi-Fi and cloud service and that the two companies expect to work together to execute their shared vision of cloud-managed IT to provide simplified and streamlined operations, configuration, monitoring and troubleshooting for customers’ networks. To support this new relationship, we will need to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings, which could distract management’s attention and divert existing resources from our current business. Also, there is no assurance that this relationship, or others we may pursue, will identify significant or new market opportunities or growth incremental to our existing business.

Due to our continuing investments to grow our business, including internationally, in advance of and in preparation for, our expected increase in sales and expansion of our customer base, we are continuing to incur expenses in the near term. As a result, we do not expect to be profitable for the foreseeable future and our use of cash over this period could also be greater and extend over a longer period as we make investments in areas of our operations, such as sales, marketing and research and development, which we feel may promote growth and profitability over the long term. We believe that over the long term, we will be able to leverage these investments in the form of a higher revenue growth rate compared to the growth rate of our operating expenses.
However, we may not in fact realize any long-term benefit from these investments.
Opportunities and Challenges
We believe that the growth of our business and our future success depend upon many factors, including our ability to continue to develop innovative technologies and timely provide new product offerings to the marketplace; stabilize and improve performance of our sales function, in particular in our less developed territories; increase our sales capacity and develop our channel; acquire new end-customers, both in the geographies in which we currently operate as well as in new geographies; and expand our end-customer base increase penetration within our existing end-customer base (including through new product offerings).
We operate in the highly competitive wired and wireless network access products market. This market continues to evolve and is characterized by rapid technological innovation. We will need to continue to innovate in order to continue to achieve market adoption of our products and services. We also extended our product offering to include a family of Ethernet switches to complement our wireless offering and allow us to deliver a unified wired and wireless network edge. We have continued the expansion of our product portfolio, announcing during the quarter ended September, 30, 2014, that we enabled our enterprise Wi-Fi solution to support iBeacon and AltBeacon technology and that we released a secure enterprise Wi-Fi branch router with embedded LTE.
In addition, our market is currently in the midst of an evolution in related wireless technology standards and protocols. For example, wireless standards for our market currently are transitioning from 802.11n to the new 802.11ac standard, which uses new radio hardware to deliver substantially higher wireless performance. As these standards were being developed and finalized, we performed hardware and software development, both internally and with our original design manufacturers, or ODMs, to incorporate these standards into our product offerings. We also continue to develop new functionality in our product offerings to take advantage of the changes that these industry standards incorporated. For example, in April 2014, we announced the AP230, an 802.11ac Gigabit Wi-Fi 3 x 3 access point. We announced the AP1130, an 802.11ac access point for outdoor applications in December 2014. In April 2015, we announced the AP130, an 801.11ac Gigabit Wi-Fi 2 x 2 access point. For the quarter ended March 31, 2015, we witnessed continued rapid adoption of 802.11ac products (based on the increasing percentage of our product sold during the quarter). Overall, our 802.11ac solutions accounted for 63% of our access point unit volume shipments during the quarter ended March 31, 2015, as compared with 14% for the quarter ended March 31, 2014.
We have developed a cloud services platform to provide network management and support additional value-added applications. HiveManager, our network management application, provides a single management interface that customers use to configure network policies, monitor and troubleshoot performance, manage access and security, and run reports on network operations. Our cloud services platform allows us to deliver vertical applications, such as our TeacherView classroom management application for K-12 education; guest access, such as our ID Manager application for providing temporary secure network access; and integration to partners solutions. We are currently introducing HiveManager NG, a new version of our cloud services platform that includes an updated user interface, greater operational capacity to support large deployments, and longer data retention. Our strategy is to make our cloud services platform and applications available to customers in either a subscription public cloud or on-premises private cloud deployment.
When we introduce new product offerings, such as the release of the new version of our cloud services or new hardware platforms, we must effectively manage the timing of such releases to minimize the disruption to our existing product offerings and revenue streams and manage the orderly transition of our end-customers to these new products and services to reduce the amount of inventory for products that may become obsolete or slow moving due to our new product introductions and to limit the disruption to our end-customers’ ordering practices and the pricing environment for our legacy products and services. We also must monitor the performance of these products and provide additional support as they are adopted and first used in the field and performance issues are identified. We will need to continue to react and respond to these changes through innovation and improved execution in order for our business to succeed. We will incur related research and development and support expenses as we do that.

We intend to target new end-customers within the industry verticals and geographies in which we currently operate, as well as through expansion into new verticals and geographies. For example, we have partnered with software application providers to tailor our product offerings for specific verticals such as retail, and we intend to continue to pursue such opportunities in other applicable industry verticals. In November of 2014 and January of 2015 we announced continued development of our “personalized engagement platform” for retailers, which includes a combination of Aerohive products and products developed and sold by our technology partners. In addition, our ability to successfully expand our end-customer base in new industry verticals and geographies of new end-customers is critical to creating a larger and more diverse end-customer base to which we can offer our current and future products and services. In the quarter ended September 30, 2014 we announced that we had been named to the Verizon Partner Program and in our quarter ended December 31, 2014 we announced that we will donate the Wi-Fi infrastructure, including 802.11ac wireless access point switches and cloud-based management, to support a $100 million contribution to be made by Apple Corporation to the ConnectED to deploy Apple iPads, MacBooks and Apple TVs to an identified list of 114 schools.
Our sales efforts take several quarters, and involve educating our potential end-customers about the applications and benefits of our products, including the technical capabilities of our products. Sales to the education vertical are an important sales channel for us and can involve an extended sales cycle. In addition, sales to our enterprise customers may involve an extended sales cycle and often initial purchases are small. We attempt to manage these sales cycles through continued diversification of our end-customer base by industry vertical and related purchasing seasonality, deployment maturity and visibility, and the ratio of business from new and existing end-customers. Given the buying cycle for K-12 schools in our education vertical, the second quarter is usually the strongest for our education vertical, which historically has driven our strong sequential growth in the second quarter. The sequential expansion of our operating performance from the first quarter to the second quarter has historically been very large, which can present execution and delivery challenges in subsequent quarters. In addition, we typically see continued growth in our revenue to carry over from our second quarter to our third quarter. However, in our third quarter ended September 30, 2014, our sales results were below our expectations, resulting in lower revenue attainment for the quarter. This was primarily due to lack of sales execution in our less developed sales territories, where the progress we saw in our seasonally strong second quarter did not carry through to the end of the third quarter, in part due to execution issues in some of these territories. Due to annual budget cycles in the enterprise and spending seasonality in the education vertical, we generally experience a seasonal sequential decrease in our product revenue in our first fiscal quarter. In the fiscal first quarter ended March 31, 2015, we continued to experience this seasonal trend. However, in addition to our normal seasonality, we also have seen end-customers in the education vertical defer purchases to the second half of 2015, which we expected they would have placed earlier 2015. The sales results for our first fiscal quarter 2015 were below expectations, primarily due to due to a pause in demand in U.S education business due to the various aspects and timing of the Federal E-Rate program. In addition, we experienced an operational challenge late in the first quarter 2015 with our third party logistics provider and were not able to ship and take revenue in the quarter on all of the orders received and processed. Lastly, we continued to experience lower sales execution in our less-developed sales territories. Continued employee turn-over, particularly in our sales organization in North America, and lower sales execution in our less-developed sales territories, could continue to impact our ability reliably to forecast revenue from quarter to quarter and to achieve operating results consistent with those forecasts.
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
Our growth strategy also contemplates increased sales and marketing investments internationally. Newly hired sales and marketing personnel require several months to establish new relationships and become productive. In addition, sales teams in international regions will attempt to sell into industry verticals and to end-customers that may not be familiar with our products and services. All of these factors will affect sales productivity. We attempt to manage our overall sales productivity through the timing of the introduction of new territories or the splitting of existing territories, the number and timing of new vertical penetration and the allocation of related headcount and go-to-market resources. As we witnessed lower-than-expected revenue in third quarter of fiscal 2014, we realized we needed to increase our overall sales capacity and address current gaps in certain territories to enable future growth. We believe our mature regions have established a repeatable sales and channel model that we can use and build upon as a template to grow our business. We intend to replicate this model in our less mature territories through a combination of hiring additional sales people, ramping our recently hired sales people to increase productivity, and continuing to develop our channel. We announced in February 25, 2015, the departure of our Senior Vice President, Worldwide Field Operations, and that we were undertaking a search for his replacement, as part of a reorganization of our sales function. In

April 2015, we announced that Tom Wilburn had joined our company in this position. We continue actively to work to improve on all of these fronts, but ramping sales people and developing channels take time, so we expect this will continue to be a multi-quarter effort.
Lastly, we expect to continue to derive the majority of our sales through our channel partners. Our channel partners will play a significant role in our future growth as they identify new end-customers and expand our sales to existing end-customers. We plan to continue to invest in and better utilize and scale our network of channel partners in parallel with our sales capacity to increase sales to existing end-customers, enable our channel partners to reach new end-customers and provide services and support effectively. In April 2015, we announced a new relationship with Dell Inc., whereby Dell will become a reseller of Aerohive’s Wi-Fi and cloud services, and that the companies expect to work together to execute their shared vision of cloud-managed IT to provide simplified and streamlined operations, configuration, monitoring and troubleshooting for customer networks. To support this new relationship, we will need to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings, which could distract management’s attention and divert existing resources from our current business. Also, there is no assurance that this relationship, or others we may pursue, will identify significant or new market opportunities or growth incremental to our existing business.
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
Software Subscription and Services Revenue.   Our software subscription and services revenue consists of revenue from sales of our software subscription and services offerings that we deliver over a specified term. These offerings primarily include PCS related to our perpetual software licenses and subscriptions to HiveManager and other software applications delivered as SaaS, including related customer support, and from subsequent renewals of those contracts. Our PCS includes tiered maintenance and support services under renewable, fee-based maintenance and support contracts, which include technical support, bug fixes, access to priority hardware replacement service and unspecified upgrades on a when-and-if available basis. Our SaaS subscriptions include comparable maintenance and support services. The higher the percentage of our end-customers that purchase SaaS subscriptions, as opposed to HiveManager and PCS, the higher our software subscription and services revenue will be as a percentage of our total revenue. We recognize software subscription and services revenue ratably over the term of the contract, which is typically one, three or five years. As a result, our recognition of software subscription and services revenue lags our recognition of related product revenue.
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
Cost of Software Subscription and Services Revenue.   Our cost of software subscription and services revenue primarily includes personnel costs, including stock-based compensation, certain allocated facilities information technology infrastructure costs and costs associated with our provision of PCS and SaaS. Our cost of software subscription and services revenue also includes datacenter costs.
Gross Profit
Our gross profit has been and will continue to be affected by a variety of factors, including product shipment volumes, average sales prices of our products, discounts offered to our VAR and VAD partners, the mix of revenue between products and software subscription and services, and the mix of hardware products sold, because our hardware products have varying gross margins depending on the product offering and the lifecycle of the product. Historically, our software subscription and services gross margin has been lower than our product gross margin; however, we expect our software subscription and services gross margin to increase over the long term because we expect our software subscription and services revenue to increase more quickly than our cost of software subscription and services revenue. We expect our gross margin to increase modestly over the long term, but it may decrease in any given time in the event we experience additional competitive pricing pressure. We also expect that our gross margin will fluctuate from period to period depending on the factors described above.
Operating Expenses
Our operating expenses include the following:
Research and Development.  Our research and development expenses consist primarily of personnel costs, including bonuses, stock-based compensation, recruiting fees and travel expenses for employees engaged in research, design and development activities. Research and development expenses also include costs for prototype-related expenses, product certification, consulting services, depreciation and certain allocated facilities and information technology infrastructure costs. We believe that continued investment in research and development is important to attaining our strategic objectives. We expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future as we continue to invest in the development of our products and services. However, we expect our research and development expenses to decrease modestly as a percentage of our total revenue over the long term, although our research and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our research and development expenses.
Sales and Marketing.  Our sales and marketing expenses consist primarily of personnel costs, including commission costs, stock-based compensation, recruiting fees and travel expenses for employees engaged in sales and marketing activities. Commission expenses in any given period are based on completed contracts, which may not result in revenue in the same period in which we incur the expense. Sales and marketing expenses also include the cost of trade shows, marketing programs, promotional materials, demonstration equipment, consulting services, depreciation and certain allocated facilities and information technology infrastructure costs. We expect our sales and marketing expenses to continue to increase in absolute dollars as we increase the size of our sales and marketing organization, expand into new markets and further develop our channel program. However, we expect our sales and marketing expenses to decrease as a percentage of our total revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.
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
Other Income
Other income primarily consists of gains from foreign currency exchange transactions.

Provision for Income Taxes
Our provision for income taxes consists primarily of foreign tax expense due to our cost-plus agreements with our foreign entities, which guarantee foreign entities a profit, and to a lesser extent federal and state income tax expense. As of March 31, 2015 and December 31, 2014, respectively, we maintained a full valuation allowance against our domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits. We expect our provision for income taxes to increase in absolute dollars in future periods.

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue:
Product	$20,480	$24,861
Software subscription and services	5,337	3,371
Total revenue	25,817	28,232
Cost of revenue(1):
Product	6,808	7,882
Software subscription and services	1,828	1,366
Total cost of revenue	8,636	9,248
Gross profit	17,181	18,984
Operating expenses:
Research and development(1)	7,510	6,138
Sales and marketing(1)	18,770	16,569
General and administrative(1)	6,247	4,837
Operating loss	(15,346)	(8,560)
Interest income	14	1
Interest expense	(754)	(465)
Other income	135	117
Loss before income taxes	(15,951)	(8,907)
Income tax provision	(108)	(20)
Net loss and comprehensive loss	$(16,059)	$(8,927)
(1)Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cost of revenue	$165	$45
Research and development	986	351
Sales and marketing	1,497	621
General and administrative	1,174	549
Total stock-based compensation expense	$3,822	$1,566
The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended March 31,
	2015	2014
Revenue:
Product	79%	88%
Software subscription and services	21	12
Total revenue	100	100
Cost of revenue:
Product	26	28
Software subscription and services	7	5
Total cost of revenue	33	33
Gross profit	67	67
Operating expenses:
Research and development	29	22
Sales and marketing	73	59
General and administrative	24	17
Operating loss	(59)	(31)
Interest income	—	—
Interest expense	(3)	(2)
Other income	—	—
Loss before income taxes	(62)	(33)
Income tax provision	—	—
Net loss and comprehensive loss	(62)%	(33)%

Revenues

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Revenues:
Product	$20,480	$24,861	$(4,381)	(18)%
Software subscription and services	5,337	3,371	1,966	58%
Total revenue	$25,817	$28,232	$(2,415)	(9)%

Percentage of revenues:
Product	79%	88%
Software subscription and services	21%	12%
Total	100%	100%

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Revenue by geographic region:
Americas	$14,093	$17,378	$(3,285)	(19)%
EMEA	9,126	8,008	$1,118	14%
APAC	2,598	2,846	$(248)	(9)%
Total revenue	$25,817	$28,232	$(2,415)	(9)%

Percentage of revenue by geographic region:
Americas	55%	62%
EMEA	35%	28%
APAC	10%	10%
Total	100%	100%
Revenue decreased $2.4 million, or 9% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to lower product unit shipments, partially offset by the increasing demand for our software subscription and services offerings. The decrease in revenue was due primarily to a pause in demand in U.S education business due to the various aspects and timing of the Federal E-Rate program. In addition, we experienced operational challenges late in the first quarter 2015 with our third party logistics provider and were not able to ship product and therefore record revenue in the quarter for all of the orders received.
Product revenue decreased $4.4 million, primarily due to the decrease in shipments of product unit, mostly our intelligent access points. Software subscription and services revenue increased $2.0 million, primarily driven by the increase in sales of PCS and SaaS in connection with an increased number of our end-customers, and recognition of deferred revenue.
The Americas revenue decreased $3.3 million from period to period, due to lower than expected U.S. education business due to the various aspects and timing of the Federal E-Rate program. EMEA revenue from period to period increased $1.1 million due to increased demand for our products in this region.
Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Cost of revenues:
Product	$6,808	$7,882	$(1,074)	(14)%
Software subscription and services	1,828	1,366	462	34%
Total cost of revenues	$8,636	$9,248	$(612)	(7)%

Gross margin:
Product	66.8%	68.3%
Software subscription and services	65.7%	59.5%
Total gross margin	66.5%	67.2%
Cost of revenue decreased $0.6 million, or 7%, for the three months ended March 31, 2015 as compared to March 31, 2014. The decrease of cost of product primarily related to the decrease in sales of our products. Software subscription and services cost increased $0.5 million or 34%, primarily due to an increase in cloud operations and support personnel related headcount. Our cloud operations and support personnel headcount increased from 26 as of March 31, 2014 to 28 as of March 31, 2015.
The decrease in our product gross margin was primarily driven by product mix as the majority of our product shipments transitioned to .11ac products. In addition, product gross margin was impacted by higher discounts provided in our international markets to offset the strength of the U.S. dollar. These decreases were partially offset by the continued improvement in our product design and supply chain management as well as efficiencies in the manufacturing costs.
The increase in our software subscription and services gross margin was primarily due to higher growth in our software subscription and services revenue than our related cost of delivering these software subscription and services.
Research and Development

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Research and development	$7,510	$6,138	$1,372	22%
% of revenue	29%	22%

The increase in our research and development expenses was primarily due to the increase in personnel and related allocated costs of facilities and information technology costs that were partially offset by the capitalized development costs for our SaaS offerings under development.
Compared with the first fiscal quarter of 2014, personnel and related costs increased $1.3 million, including bonuses and stock-based compensation expense of $1.0 million, as we increased our research and development headcount to support continued investment in our future product and service offerings. The increase in personnel and related costs was partially offset by $0.5 million personnel and related costs, including wages, bonuses and stock-based compensation, capitalized for development of our new SaaS infrastructure. In April 2015, we completed and launched such SaaS infrastructure, the next generation Cloud service. Subsequent to the release of the SaaS infrastructure, we will amortize the capitalized costs as part of the cost of software subscription and services, over an estimated useful life of 5 years.
The remaining increase in our research and development expenses was mainly due to higher costs related to product certifications, depreciation expenses and certain allocated facilities, as well as information technology costs. Our research and development headcount slightly decreased from 219 as of March 31, 2014 to 218 as of March 31, 2015. We expect our research and development costs to continue to increase in absolute dollars, as we continue to invest in developing new products and new versions of our existing products.
Sales and Marketing

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Sales and marketing	$18,770	$16,569	$2,201	13%
% of revenue	73%	59%

The increase in our sales and marketing expenses was primarily due to increases in personnel and related costs of $2.3 million, primarily due to increases in salaries, commissions, other employee related costs, and stock-based compensation expense of $0.9 million. Our sales and marketing headcount slightly increased from 226 as of March 31, 2014 to 228 as of March 31, 2015. We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to add sales personnel and continue marketing programs.
General and Administrative

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
General and administrative	$6,247	$4,837	$1,410	29%
% of revenue	24%	17%
The increase in our general and administrative expenses was primarily due to increases in personnel and related costs of $1.1 million, including bonuses and stock-based compensation. Our general and administrative headcount increased from 72 as of March 31, 2014 to 81 as of March 31, 2015. We expect that general and administrative expenses will continue to increase in absolute dollars due primarily to costs associated with being a public company and to support the growth in our business.
Interest Expense

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Interest expense	$(754)	$(465)	$(289)	62%
The increase in our interest expense was primarily due to the accelerated amortization of non-cash interest expense due to the early payment of our $10.0 million term loan credit facility with TriplePoint Capital LLC. See Note 4 in our Condensed Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
Capital Resources
Prior to the second quarter of fiscal 2014, we funded our operations primarily through cash provided by financing activities, including private sales of equity securities and funds raised through debt financing. In April 2014, we completed our IPO which resulted in net proceeds of $80.2 million, after deducting underwriters' discounts and commissions. As of March 31, 2015, we had cash and cash equivalents of $92.7 million, $90.5 million of which was held within the United States.
As of March 31, 2015, we paid-off our term loans in full with TriplePoint Capital LLC and had $20.0 million of outstanding debt under our revolving credit facility with Silicon Valley Bank. We were in compliance with all covenants under our loan agreement with Silicon Valley Bank as of March 31, 2015.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(2,940)	$(1,716)
Net cash used in investing activities	(2,241)	(1,433)
Net cash provided by (used in) financing activities	(203)	1,429
Net decrease in cash and cash equivalents	$(5,384)	$(1,720)
Operating Activities
We have historically experienced negative cash flows from operating activities as we continue to invest in our business. Our largest use of cash related to operating activities are for employee-related expenditures and purchases of finished products from our contract manufacturers. Our primary source of cash flows from operating activities is cash receipts from our channel partners. Our cash flows from operating activities will continue to be affected principally by the extent to which we grow our total revenue and increase our headcount, primarily in our sales and marketing and research and development functions, in order to grow our business.
For the three months ended March 31, 2015, operating activities used $2.9 million of cash as a result of our net loss of $16.1 million, partially offset by non-cash charges of $4.7 million and a net change of $8.5 million in our net operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $3.8 million and depreciation and amortization expense of $0.6 million. The net change in our net operating assets and liabilities was primarily due to a $7.1 million decrease in accounts receivable, a $2.5 million increase in accounts payable, and a $1.7 million increase in deferred revenue as a result of an increase in sales of PCS and SaaS, partially offset by an increase of $3.0 million in cash used for inventory purchases. Our days sales outstanding, or DSO, which we define as the number of days it takes us to collect revenue after a sale has been made, based on a 90-day average, was 58 days as of March 31, 2015.
For the three months ended March 31, 2014, operating activities used $1.7 million of cash as a result of our net loss of $8.9 million, partially offset by non-cash charges of $2.0 million and a net change of $5.2 million in our net operating assets and liabilities. Non-cash charges consisted primarily of $1.6 million in stock-based compensation and $0.5 million in depreciation and amortization expense. The net change in our net operating assets and liabilities was primarily due to a $1.7 million decrease in accounts receivable, a $1.8 million increase in accounts payable, and a $1.8 million increase in deferred revenue as a result of an increase in sales of PCS and SaaS, partially offset by small changes in other accounts. Our days sales outstanding, or DSO, which we define as the number of days it takes us to collect revenue after a sale has been made, based on a 90-day average, was 50 days as of March 31, 2014. Higher shipments and billings in the later part of the quarter ended March 31, 2015, as compared to quarter ended March 31, 2014, resulted in an increase in the DSO as compared to March 31, 2014.
Investing Activities
Our investing activities have primarily consisted of purchases of property and equipment and capitalized development costs of our SaaS offerings.
For the three months ended March 31, 2015, cash used in investing activities was $2.2 million, primarily attributable to capitalization of internal software development costs for development of our new SaaS infrastructure of $1.8 million, and purchases of property and equipment of $0.5 million, relating primarily to manufacturing, research and development lab equipment and purchased software. The capitalization of internal software development costs for development of our new SaaS infrastructure represents personnel and related costs including wages and bonuses. We started to capitalize costs for development of our new SaaS infrastructure from December 2013. In April 2015, we completed and launched the SaaS infrastructure, the next generation Cloud service. Subsequent to the release of the SaaS infrastructure, we will amortize the capitalized costs as part of the cost of software subscription and services, over an estimated useful life of 5 years.
For the three months ended March 31, 2014, cash used in investing activities was $1.4 million and was attributable to capitalization of internal software development costs for development of our new SaaS infrastructure of $1.0 million, and purchases of property and equipment of $0.4 million, relating primarily to computer and other infrastructure equipment, testing and imaging equipment, and research and development lab equipment.
Financing Activities
Our financing activities have primarily consisted of the private placements of convertible preferred stock, issuance of debt and proceeds from exercises of stock options, as well as proceeds from the sale of common stock in our IPO in April, 2014.
For the three months ended March 31, 2015, financing activities used $0.2 million of cash, primarily as a result of $0.3 million in proceeds from exercises of stock options, offset by $0.5 million cash used for shares repurchased for tax withholdings on vesting of restricted stock units. As of March 31, 2015, we paid-off in full the $10.0 million outstanding under our term loans with TriplePoint Capital LLC and borrowed an additional $10.0 million under our revolving credit facility with Silicon Valley Bank. We were in compliance with all covenants under our loan agreement with Silicon Valley Bank as of March 31, 2015.
For the three months ended March 31, 2014, financing activities provided $1.4 million of cash, primarily as a result of net proceeds of $0.9 million from exercises of convertible preferred stock warrants and $1.0 million in proceeds from exercises of stock options, partially offset by $0.5 million payment of offering costs related to our IPO.
Debt Obligations
In August 2013, we entered into a term loan credit facility with TriplePoint Capital that allows us, subject to certain funding conditions, including compliance with certain covenants and the absence of certain events or conditions that could be deemed to have a material adverse effect on our business, to borrow term loans in an aggregate principal amount of up to $20.0 million.
In December 2013, we borrowed $10.0 million under the term loan credit facility under two separate loans. The first loan was for $7.5 million with a term of 48-months with interest only for 24 months and 24 equal payments thereafter to fully amortize the loan, plus an end of term payment of $0.5 million. The second loan was for $2.5 million for a term of 24 months interest only with the principal payable at the end of two years plus an end of term payment of $0.15 million. The stated interest rate for each loan was 10.75% and 9.75%, respectively, and was reduced to 10.25% and 9.25% due to the completion of the IPO in April 2014.
In February 2015, we entered into an agreement with TriplePoint relating to early voluntary prepayments of outstanding obligations under the Company's first and second term loans, and providing for a 50% reduction in the end-of-term payment for each of the loans. In exchange for this reduction of its end-of-term payments, we extended to March 27, 2016 the expiration date for warrants to purchase 73,883 shares of our common stock. In March 2015, we elected to voluntarily repay in full all of our outstanding obligations under the term loan credit facility, along with an end-of-term payment of $0.3 million.
In June 2012, we entered into a revolving credit facility with Silicon Valley Bank for an aggregate principal amount of up to $10.0 million, with a sublimit of $3.0 million for borrowings guaranteed by the Export-Import Bank of the United States. Our revolving credit facility is collateralized by substantially all of our property, other than our intellectual property. The revolving credit facility bears monthly interest at a floating rate equal to the greater of (1) 4.00% or (2) prime rate plus 0.75%. We drew $10.0 million under this credit facility in June 2012.
On March 31, 2015, we amended the revolving credit facility with Silicon Valley Bank. The amendment, among other things, (i) extended the line maturity date to March 31, 2017 from June 29, 2015; (ii) removed the $3.0 million sublimit for borrowings guaranteed by the Export-Import Bank of the United States; and (iii) increased the revolving line up to $20.0 million, subject to certain conditions. The amended credit facility bears interest at a floating rate equal to the lesser of (i) LIBOR rate plus 2.25% or (ii) prime rate minus 0.5%. On March 31, 2015, we drew down the additional $10.0 million under this credit facility. As of March 31, 2015, $20.0 million under the revolving credit facility was outstanding.
The revolving credit facility contains customary negative covenants which limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate, as well as requires us to maintain a minimum adjusted quick ratio of 1.25 to 1.00 as of the last day of each month. The revolving credit facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, inaccuracy of representation and warranties. Upon an event of default, the lenders may declare all or a portion of the outstanding obligations payable by us to be immediately due and payable and exercise other rights and remedies provided for under the credit facility. During the existence of an event of default, interest on the obligations under the credit facility could be increased by 5.0%. As of March 31, 2015, we were in compliance with these covenants.
We will use loans drawn under the revolving credit facility for working capital and general corporate purposes.
Off-Balance Sheet Arrangements
Through March 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs and expenses and related disclosures we report. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe the critical accounting policies and estimates discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report Form 10-K reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as filed in such report.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and our outstanding debt obligations. We had cash and cash equivalents of $92.7 million and $98.0 million as of March 31, 2015 and December 31, 2014, respectively. We held these amounts primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments.

We have outstanding debt of $20.0 million as of March 31, 2015, consisting of our borrowing under our revolving line of credit. The revolving line of credit bears interest at a variable rate. As of March 31, 2015, the interest rate under our revolving line of credit was 2.75% per annum. A hypothetical 10% change in our interest rate would have an insignificant impact on our consolidated financial statements.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information set forth under the “Contingencies” subheading in Note 5 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
In evaluating Aerohive and our business, you should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. If any of the following or other risks occur, business, financial condition, operating results, and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business
We have a history of losses and we may not achieve profitability in the future.
We have a history of losses. We have never achieved profitability on a quarterly or annual basis, and we do not expect to be profitable for the foreseeable future. We experienced net losses of $33.2 million, $30.6 million and $16.1 million for fiscal year 2013, 2014, and the three months ended March 31, 2015, respectively. As of March 31, 2015, our accumulated deficit was $166.9 million. We expect to continue to incur operating losses as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel, including specifically personnel relating to sales and marketing, technology development and support. If we fail to increase our revenue and manage our cost structure, we may not achieve or sustain profitability in the future. This could also require us to continue to use available cash to support our investments and ongoing operations. As a result, our business and prospects, and how investors view and value our common stock, would be harmed.
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
In addition, our planned expense levels depend in part on our expectations of future revenue. We may choose to maintain levels of investment in areas such as R&D, sales and marketing, despite near-term fluctuations in revenue, in order to position us for continued growth. In addition, because any substantial adjustment to expenses to account for lower levels of revenue may be difficult and may take time to implement, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenue. In such instances, even a small shortfall in revenue could disproportionately and adversely affect our operating margin, operating results and use of cash for a given quarter.
Our operating results may also fluctuate due to a variety of other factors, both within and outside of our control and which we may not foresee or others which we may foresee but not effectively manage, including the changing and volatile domestic and international economic environments, and demand for our products in general and from any particular vertical which may be a target market for our products, and any of which may cause our stock price to fluctuate. In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include:

•
fluctuations in demand for our products and services, including seasonal variations, especially in the education vertical where purchasing in the United States is typically stronger in the second and third quarters and weakest in the fourth quarter and where purchasing at any time may depend on the availability of funding, including fluctuations based on government sponsored initiatives, including the timing and availability of funding for schools under the FCC’s E-Rate program and the decisions of schools to defer purchases in anticipation of the availability of such funding;

•	the sequential expansion of our operating performance typically from the first quarter to the second quarter, and our ability to sustain that expansion in subsequent quarters;

•	our ability to hire, train, develop, integrate and retain a sufficient number of skilled sales and engineering employees to support our continued growth, including internationally;

•	turn-over of our skilled sales and engineering employees, including internationally;

•	the complexity, length and associated unpredictability of our sales cycles for our products and services;

•	changes in end-customers’ budgets for technology purchases and delays in their purchasing decisions and cycles;

•	technical challenges in end-customer networks, which may be unrelated to our products, which could delay adoption and installation of our products and purchases of our services;

•	our ability to develop and sustain capacity across all our sales territories;

•	changing market conditions;

•	changes in the competitive dynamics of our target markets, including new entrants, further consolidation and pricing trends;

•	variation in sales channels, product costs, prices or the mix of products we sell;

•	our contract manufacturers’ and component suppliers’ ability to meet our product demand forecasts on time, at acceptable prices, or at all;

•	our ability to develop and make more productive relationships with our channel partners and our channel partners’ ability to effectively distribute our products;

•	the timing of our product releases or upgrades by us or by our competitors;

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

The effects of these factors individually or in combination could result in unpredictability in our quarterly and annual operating results, our ability to forecast those results and our ability to achieve those forecasts. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of our investors or financial analysts for any period. We may release guidance in our quarterly earnings conference call, quarterly earnings releases, or otherwise, based on predictions of management, which are necessarily speculative in nature. Our guidance may vary materially from actual results. For example, on October 13, 2014, we issued a press release announcing our preliminary results for the third quarter ended September 30, 2014, which were below our previously stated guidance primarily due to weaker than expected order volume. Similarly, on February 11, 2015, we provided a guidance range for revenue for our first quarter ending March 31, 2015, which range was below the estimates of financial analysts at that time. On April 13, 2015, we provided a revised lower guidance range for our revenue for the quarter, primarily due to a combination of significantly lower-than-expected U.S. education business during the quarter, orders received late in the quarter that could not be recognized as revenue, and continued sales execution challenges. If our revenue or operating results, or the rate of growth of our revenue or operating results fall, below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated revenue or earnings forecasts. Our failure to meet our own or other publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but fall short of analyst or investor expectations, could cause our stock price to decline and expose us to costly lawsuits, including securities class action suits. Such litigation against us could impose substantial costs and divert of our management’s attention and resources.
The seasonality of our business creates significant variance in our quarterly revenue, which makes it difficult to compare or forecast our financial results on a quarter-by-quarter basis.
Our revenue fluctuates on a seasonal basis, which affects the comparability of our results between periods. For example, our total revenue has historically increased significantly in the second quarter compared to the first quarter, primarily due to the impact of increased seasonal demand by end-customers in the education vertical, which has historically carried over into our third quarter. We also historically have seen a sequential increase in our fourth quarter from our third quarter total revenue due to end-of-year spending by enterprise customers. Our total revenue has historically decreased from our fourth quarter to the first quarter of our next fiscal year, also due to seasonal buying patterns and budget cycles within both our education vertical and general enterprise end-customers. Demand in the education vertical tends to be weakest in the fourth quarter. We also historically have seen a sequential increase in end-of-year purchases by enterprise customers in our fourth quarter, which we believe is mainly due to an expectation to complete purchases within their calendar-year budget cycle. These seasonal variations are difficult to predict accurately and at times may be entirely unpredictable. For example, we typically experience sequential expansion of our operating performance from the first quarter to the second quarter, which creates execution and delivery challenges in subsequent quarters. Our ability to sustain that expansion in subsequent quarters, particularly in our less-developed sales territories, introduces additional risk into our business and our ability accurately to provide our own publicly stated revenue and earnings forecasts. In addition, we rely upon forecasts of end-customer demand to build inventory in advance of anticipated sales. We believe our past growth has, in part, made our seasonal patterns more difficult to discern, making it more difficult to predict future seasonal patterns. Moreover, part of our strategy is to increase our sales in non-education verticals, and if our sales mix changes the seasonal nature of our revenue may change in an unpredictable way, which could increase the volatility of both our financial results and stock price.
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
If service providers or enterprises find another technology or application platform superior to our cloud-managed platform it would have a material adverse effect on our business, operating results and financial condition. Our target end-customers could discontinue use of wireless networking technology, the use of wireless networking-enabled mobile devices could decrease or wireless networking could cease to be the preferred connectivity option for our target markets. As a result, demand for our products, services and applications may not continue to develop as we anticipate, or at all, and the value of our stock could decline.
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
Our sales efforts can take several quarters, and involve educating our potential customers about the applications and benefits of our products, including the technical capabilities of our products and associated applications and services, and recruiting and developing our channel partners. In our newly developing sales territories, including those territories where we continue to have turn-over, we have experienced slower than expected sales growth. As a result, we are increasing our investment in these territories, which may take significant time and effort in order to realize growth. Sales to the education vertical are an important sales channel for us, and can involve an extended sales cycle. In addition, sales to our enterprise customers may also involve an extended sales cycle, and often initial purchases are small. Purchases of our products are also frequently subject to our end-customers’ budget constraints, multiple approvals, unplanned administrative processing and other risks and delays. Moreover, the evolving nature of the market may lead prospective end-customers to postpone their purchasing decisions pending resolution of wireless networking or other standards, or wait for adoption of technology developed by others. In addition, we pay our sales staff commissions upon receiving orders; however, we typically recognize revenue on products only after the products are shipped to end-customers, or until certain other terms of sales are satisfied. As a result, the cost of obtaining sales, including paying sales commissions, may occur in a fiscal period prior to the fiscal period in which we may recognize revenue from a sale, which may cause additional fluctuations in our operating results from quarter to quarter.
We need to develop new products and continue to make enhancements to our existing products to remain competitive in a rapidly changing market.
The technology and end-customer demands in the wireless networking market change rapidly, which requires us to continuously develop and release new products and product features and associated applications and services. We must continuously anticipate and adapt to our end-customers’ needs and market trends, and continue to develop or acquire new products, applications and services that meet market demands, technology trends and regulatory requirements. If our competitors introduce new products, applications and services that compete with ours, we may be required to reposition our product offerings or introduce new products in response to such competitive pressure. If we fail to develop new products, product enhancements applications or services, or fail to effectively manage the transition of our end-customers to these new products, applications or services, or our end-customers or potential end-customers do not perceive our products, applications or services to have compelling technical advantages, our business and prospects could be adversely affected, particularly if our competitors are able to introduce solutions with increased functionality.
Developing our products is challenging and involves substantial commitment of resources and significant development risk. Each phase in our product development presents serious risks of failure, rework or delay, any one of which could impact the timing and cost-effective development of products, and each of which could affect our ability to take advantage of a business opportunity or could jeopardize end-customer acceptance of the product. We have experienced in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. For example, we are currently developing the next versions of our Wi-Fi hardware, cloud services platform, cloud-delivered network management applications, on-premises network management appliances, as well as supporting data structures, analytics and APIs. Each of these is a complex technical undertaking. In addition, the introduction of new or enhanced products requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices, and ensure that new products can be timely delivered to meet our end-customers’ demand and to limit inventory obsolescence. Further, after delivery of new products, we may identify and must timely address performance issues as the products are used in the field. If we do not carefully manage the timing of our new products or product feature releases, and effectively support the new products and product feature releases, we could interfere with our end-customers’ continued purchases of our legacy product offerings and disrupt the pricing environment for our new and legacy products, which could drive down our revenues and operating margins. As a result, we may not be successful in modifying our current products or introducing new products in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results and prospects would be materially harmed. In addition, a substantial portion of our research and development efforts is located in Hangzhou, China, subjecting us to risks associated with international development efforts, including increased difficulty overseeing such operations, local, national and international instability, differing labor laws, our ability to protect and prevent competitive misuse of product development efforts, including intellectual property critical to our business, and our ability to train, develop and retain our key personnel.
Our gross margin will vary over time and may decline in the future.
Our gross margin will vary over time, may be difficult to predict and may decline in future periods. Our gross margins also vary across our product lines and, therefore, a change in the mix of products our end-customers purchase would likely have a significant impact on our gross margins. For example, certain of our lower-end products currently have higher margins than our higher-end products. We may face additional competition for these products, either by introduction of new products by new or existing competitors, or by our end-customers using lower-priced products, including our own, which are becoming increasingly more sophisticated.
The exchange rate of the U.S. dollar to foreign currencies has strengthened significantly of late, which could require us to reduce pricing for our products outside the United States in order to maintain sales and revenue performance, but at lower gross margins for those products.
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
While we believe we successfully remediated the material weaknesses and control deficiencies we cannot be certain that similar or other material weaknesses or control deficiencies will not be discovered in the future. If our remediation efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the trading price of our common stock to decline. If we are unable to conclude that our internal control over financial reporting is effective or, if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls when it is required to do so by the applicable rules, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.
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
Most of our end-customers utilize our cloud-managed networking platform to access our applications through the Internet, rather than access our application through a physical device or virtual machine that our end-customers host on their premises. As our business grows, we must increase the capacity of our cloud-managed solutions and continue to develop new and innovative solutions that meet the needs of our end-customers. Demand for our cloud-managed solutions could decline if we are not able to offer sufficient capacity, or if confidence in the security of cloud-managed solutions in general, or our platform in particular were to decline. In addition, a significant feature of our platform will be the ability to collect and analyze user data through applications specific to particular industry vertical and use cases. Regulatory changes relating to the use of end-customer data, including privacy requirements, or shifting societal norms regarding data privacy and security, could affect market demand for, and our ability to deploy, our platform. Moreover, although our end-customers do not immediately lose network functionality if cloud-connectivity fails, if our ability to deliver services through the cloud were interrupted repeatedly or for an extended period, our reputation could be damaged and confidence in our platform would likely decline, causing our revenue to decline.
We plan to target new industry verticals and geographies to diversify our end-customer base and expand our channel relationships, which could result in higher research and development and sales and marketing expenses, and if unsuccessful could reduce our operating margin.
Part of our strategy is to target new industry verticals and geographies. Currently, we focus a significant portion of our business on the education and retail verticals, which may depend on developing new products targeted to such sectors. In addition, we also plan to continue to expand to additional countries beyond those in which we currently operate. We also intend to develop new channel relationships to reach additional end-customers to further diversify our revenue base. Targeting new industry verticals and geographies and developing customized products and partnerships, including our channel partners, targeted to these industry verticals and geographies may be expensive, require us to attract, train, develop, integrate and retain qualified employees and key sales personnel, and increase our research and development costs, as well as our sales and marketing expenditures. We must also further develop and make more productive relationships with our channel partners and our channel partners’ ability to effectively distribute our products. We do not know if we will be successful in any of these efforts, or whether the level of success we achieve will justify the additional spending required. For example, we announced in

April 2015 a new relationship with Dell Inc., whereby Dell will become a reseller of Aerohive’s Wi-Fi and cloud services, and that the two companies expect to work together to execute their shared vision of cloud-managed IT to provide simplified and streamlined operations, configuration, monitoring and troubleshooting for customer networks. To support this new relationship, we will need to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings, which could distract management’s attention and divert existing resources from our current business. There is no assurance that this relationship will identify significant or new market opportunities or growth incremental to our existing business. If our channel strategy, or particular channel partner initiatives or investments, such as with Dell or others we may identify, are unsuccessful, our operating margin would be harmed, which could adversely affect the value of our common stock.
We base our inventory purchasing decisions on our forecasts of customers’ demand, and if these forecasts are inaccurate our revenue, gross margin and liquidity could be harmed.
We place orders with our manufacturers based on our forecasts of our end-customers’ and channel partners’ demand. Our forecasts are based on multiple assumptions, including sales forecasts, each of which may cause our estimates to be inaccurate, affecting our ability to fulfill demand for our products. When demand for our products increases significantly, we may not be able to meet demand on a timely basis, or we may incur additional costs to assure we meet demand. If we underestimate demand, we may forego revenue opportunities, lose market share and damage our reputation and our relationship with our channel partners and our end-customer relationships. Conversely, if we overestimate demand, we may purchase more inventory than we are able to sell at any given time, or at all, which would increase our reserves and risk of potential write-offs.
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
Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply and timing. Any manufacturing or shipping disruption by these third parties could severely impair our ability to fulfill orders. If we are unable to manage our relationships with these third parties effectively, or if these third parties suffer delay or suffer manufacturing disruptions for any reason, experience increased manufacturing lead-times, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our end-customers would be severely impaired and our reputation and our relationship with our VADs and end-customers would be seriously harmed. Additionally, labor unrest or disruption to trade or the expected movement of our product could delay delivery of our products by third parties, or by us to our channel partners and end-customers, which could significantly delay revenue or increase our costs significantly and in ways we cannot currently anticipate. Any natural disaster, political instability, labor disruption or foreign relationship crisis could also disrupt these relationships or delay delivery of our products.
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
It is time-consuming and costly, and could be impractical, to begin to use new manufacturers, and changes in our third-party manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to our specification. We currently are consolidating our manufacturing and re-negotiating key contractual relationships. As a result, our ability to meet our scheduled product deliveries to our end-customers could be adversely affected, which could cause the loss of sales to existing or potential end-customers, delayed revenue or an increase in our costs. We also do not currently require all our manufacturers to maintain and demonstrate robust disaster recovery capabilities. Any production interruptions for any reason, such as due to contractual disagreements, natural disaster, epidemic, capacity shortages or quality problems, at one of our manufacturers would negatively affect sales of our product lines manufactured by that manufacturer and adversely affect our business and operating results.
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
Our manufacturing partners procure components and assemble our products based on our demand forecasts, which represent our estimates of future demand for our products. We base these estimates upon historical trends and the assessment of our sales and product management functions of end-customer demand and overall market conditions. Our manufacturing partners source the component parts within our products. We do not contract directly and do not have manufacturing contracts that guarantee us any fixed access to such component parts, or at specific pricing. This absence of direct and long-term component supply contracts may increase our exposure to shortages of component availability and to price fluctuations related to the raw material inputs for such components, foreign exchange adjustments and other factors.
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
Because there are no other sources currently identified and qualified for certain of our components, if we lost any of these suppliers or licenses, we could be required to transition to a new supplier or licensor, which could increase our costs, result in delays in the manufacturing and delivery and increase in the cost of our products or cause us to carry excess or obsolete inventory. Poor quality in any of the components in our products, including especially those sole-sourced, could also result in lost sales or lost sales opportunities. If the quality of the components does not meet our or our end-customers’ requirements, if we are unable to obtain components from our existing suppliers on commercially reasonable terms, or if any of our sole-source component suppliers ceases to remain in business or to continue to manufacture such components, we could be required to redesign our products in order to incorporate components or technologies from alternative sources. The resulting stoppage or delay in selling our products and the expense of redesigning our products could result in significant manufacturing and development costs, delayed or lost sales opportunities and damage to customer relationships, which would adversely affect our reputation, business and operating results.
We rely upon third parties for the warehousing and delivery of our products, and we therefore have less control over these functions than we otherwise would.
We outsource the warehousing and delivery of all of our products to a third-party logistics provider for worldwide fulfillment. As a result of relying on a third party, we have reduced control over shipping and logistics. However, any shipping delays, disruptions or mismanagement by these third parties could severely impair our ability to fulfill orders. For example, at the end of our quarter ended March 31, 2015, our third party logistics provider was not able to ship product and, as a result, we were not able to take revenue in the quarter on all the orders that we had received and processed. If we are unable to have our products shipped in a timely manner, we may suffer reputational harm, and lose revenue.

We rely significantly on channel partners to sell and support our products, and the failure of this channel to be effective could materially reduce our revenue.
As of March 31, 2015, we had 605 channel partners under contract with which we have direct relationships, through which we make virtually all of our sales. We had over 680 channel partners as of December 31, 2014, and more than 690, 690, and 650 as of September 30, June 30 and March 31, 2014, respectively. These channel partners consist of VADs, and value-added resellers, or VARs. We believe that establishing and maintaining successful relationships with these channel partners is, and will continue to be, important to our financial success. Recruiting and retaining qualified channel partners and training them in our technology and product offerings require significant time and resources. Additionally, we need to recruit and develop different qualified channel partners for different geographic regions and markets. To develop and expand our channel, we must continue to scale and improve our processes and procedures that support our channel partners, including investment in systems and training. Additionally, we will increasingly focus our resources and attention on those channel partners best able to help us meet our growth expectations. As a result, the total number of our channel partners may over time not maintain current growth rates or even decline.
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

Furthermore, various countries regulate the import of certain encryption technology and operation of our products, including through import permitting, certification and licensing requirements, and have enacted laws that could limit our ability to distribute our products, could limit our end-customers’ ability to operate our products in those countries, or could impose additional expense on us to meet these requirements as a condition to distribute our products. Encryption products and the underlying technology may also be subject to export control restrictions. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export approval for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory laws and regulations regarding the export of our products, including with respect to new releases of our products, may create delays in the introduction of our products in international markets, prevent our end-customers with international operations from deploying our products throughout their globally distributed systems or, in some cases, prevent the export of our products to some countries altogether.
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
Our products incorporate complex technology and must support a wide variety of devices and new and complex applications in a variety of environments that use different wireless networking communication industry standards. Our products have contained, and may contain in the future, undetected defects or errors or may not perform as we expect in certain environments. Some errors in our products have been and may in the future only be discovered after a product has been installed and used by end-customers. These issues are most prevalent when we introduce new products into the market or, once introduced, when experiencing significant loads in actual use environments. We have delayed and may in the future delay the introduction of our new products due to such defects and errors. Since our products contain components that we purchase from third parties, we also expect our products to contain latent defects and errors from time to time related to those third-party components.

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
Our success is substantially dependent upon the continued service and performance of our senior management team and other key personnel, including David K. Flynn, who is our Chief Executive Officer, Gordon C. Brooks, who is our Senior Vice President, Chief Financial Officer, David Greene, who is our Senior Vice President, Chief Marketing Officer, Raphael Gernez, who is our Senior Vice President, Operations, Efstathios Papaefstathiou, who is our Senior Vice President, Engineering, and Tom Wilburn, who is our Senior Vice President, Worldwide Field Operations. Our employees, including our senior management team, are at-will employees, and therefore may terminate employment with us at any time with no advance notice. For example, on February 25, 2015, we announced the departure of Dean Hickman-Smith, who was our Senior Vice President, Worldwide Field Operations, and that we had undertaken a search for his replacement. In April, 2015, we announced that Tom Wilburn had joined our company in this position. The loss of any members of our senior management team or other key personnel, or the failure to attract replacement personnel, as needed, or the transition of newly hired senior management and changes they may make to our operations could have a materially adverse effect on our operations and could lead to higher labor costs, and involve significant time and costs in finding replacements, and potentially the use of less-qualified personnel. This may significantly delay or prevent the achievement of our business objectives. In addition, if any of our executives or other key employees were to join a competitor or form a competing company, we could lose customers, suppliers, know-how and key personnel.

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
A wide variety of provincial, state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of data, including personal data. Foreign data protection, privacy and other laws and regulations are often more restrictive than those in the United States. These data protection and privacy-related laws and regulations are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. The European Union, for example, has adopted various directives regulating data privacy and security and the transmission of content using the Internet involving European Union residents, including those directives known as the Data Protection Directive, the E-Privacy Directive, and the Privacy and Electronic Communications Directive. The European Union may adopt similar directives in the future. The European Commission is considering a data protection regulation that may include operational requirements for companies that receive personal data that differ from than those currently in effect in the European Union, and that may also include significant additional compliance requirements and increased penalties for non-compliance. Further, some countries may require separate and local storage and processing of data that could limit certain of our product applications and solutions and increase the cost and complexity of selling our solutions or maintaining our business operations in those jurisdictions. The introduction of new solutions or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and these laws and regulations may be interpreted and applied inconsistently from country to country, and inconsistently with our current policies and practices, and may be contradictory with each other.

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
We derive a significant portion of our revenue from end-customers and channel partners outside the United States. For the three months ended March 31, 2015 and 2014, we attributed 49% and 41% of our revenue to our international end-customers and channel partners. As of March 31, 2015, approximately 45% of our full-time employees were located outside of North America, with 30% located in China. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources.
Given the extent of our international operations, we are subject to other inherent risks and our future results could be adversely affected by a number of factors, including:

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
Our growth strategy depends in part on our ability to expand our operations in emerging markets, including Asia Pacific, the Middle East and Africa, and Latin America. However, some emerging markets have greater political, economic and currency volatility, and greater vulnerability to infrastructure and labor disruptions than more established markets. In many countries outside of the United States, particularly those with emerging economies, it may be common for others to engage in business practices prohibited by laws and regulations with extraterritorial reach, such as the U.S. Foreign Corrupt Practices Act, or FCPA, and the U.K. Bribery Act, or other local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials, including in connection with obtaining permits or engaging in other actions necessary to do business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition and results of operations.
For example, under the FCPA, U.S. companies may be held liable for the corrupt actions taken by employees, strategic or local partners, or other representatives. Under the FCPA, we and our channel partners are also required to maintain accurate books and records and a system of internal accounting controls. As such, if we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation outside the United States, governmental authorities in the United States and elsewhere could seek to impose civil or criminal fines and penalties, which could have a material adverse effect on our business, operating results and financial conditions. While our employee handbook prohibits our employees from engaging in corrupt conduct, we are in the process of developing and enhancing our compliance measures to require both our employees and our third-party intermediaries to comply with the FCPA and similar anticorruption laws.
Establishing operations and distribution partners in these emerging markets may also require complex legal arrangements and operations to deliver services on global contracts for our end-customers. Because of our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. Additionally, we have established operations in locations remote from our more developed business centers. As a result, we are subject to heightened risks inherent in conducting business internationally, including the following:

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
In the future, we may reorganize our corporate structure or intercompany relationships, which would likely require us to incur expenses in the near term for which we may not realize related benefits. Changes in domestic and international tax laws, including proposed legislation to reform U.S. taxation of international business activities, may negatively impact our ability to effectively restructure, or reduce the benefits we expected from such corporate restructuring. Any such restructuring would likely involve sophisticated analysis, including analysis of U.S. and international tax regimes. Compliance with such laws and regulations may be difficult and subject our business to additional risks and uncertainties.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations; in addition, we may be unable to use a substantial part of our net operating losses if we don’t attain profitability in an amount necessary to offset such losses.
In general, under Section 382 of the Internal Revenue Code of 1986, as amended, the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change our ability to utilize NOLs could be further limited by Section 382. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382. Furthermore, we may be unable to use a substantial part of our NOLs due to regulatory changes, such as suspensions of the use of NOLs, or if we do not attain profitability in an amount sufficient to offset such losses. For example, our California state NOL carryforwards of $51.6 million as of December 31, 2014 begin to expire in 2026. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability at a later date.

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
We have expanded our operations significantly since inception and anticipate that we will require further significant expansion to achieve our business objectives. For example, our revenue for fiscal years 2012, 2013 and 2014 was $71.2 million, $107.1 million and $137.3 million, respectively, and our global headcount as of the end of fiscal years 2012, 2013 and 2014, was approximately 460, 520 and 570 employees, respectively. The growth and expansion of our business and product offerings places a continuous and significant strain on our management, operational and financial resources. Any such future growth would also add complexity to and require effective coordination throughout our organization.
We must improve our infrastructure to manage our growth, which could involve significant costs and could, if not properly managed, harm our operating results.
To manage any future growth effectively, we must continue to improve and expand our information technology and financial and administrative infrastructure, our operating systems and administrative controls and our ability to manage headcount, capital and processes in an efficient manner. For example, we are currently evaluating upgrades to our existing business processes and systems to better manage licensing, renewals and order processing, and to transition to a global distribution platform. Such new processes and systems may significantly improve our transaction efficiency and ability to scale our revenue and operating performance, including through an ability to manage increasing volumes of product, license and renewal transactions. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner, which could result in additional operating inefficiencies and could cause our costs to increase more than planned. If we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our operating results may be negatively impacted. If we are unable to manage future expansion, our ability to develop and deliver high quality products and services and securely process increased transaction volumes could be harmed, which could damage our reputation and brand and impede expected growth, and any of which may have a material adverse effect on our business, operating results and financial condition.
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

Furthermore, any increase in worldwide commodity prices may result in higher component prices for us and increased manufacturing and shipping costs, both of which may negatively impact our financial results.
U.S. and global political, credit and financial market conditions may negatively impact or impair the value of our current portfolio of cash and cash equivalents, including U.S. treasury securities and U.S.-backed investment vehicles.
Our cash and cash equivalents were $92.7 million as of March 31, 2015, which we primarily held in money market funds. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Any deterioration in the United States and global credit and financial markets is a possibility, which could cause losses or significant deterioration in the value of our cash, cash equivalents or possible investments. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents and possible investments, which may affect our ability to fund future obligations. Further, unless and until the current U.S. and global political, credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our business, operating results and financial condition.
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
Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. Our information technology and infrastructure may be vulnerable to penetration or attacks by computer programmers and hackers, software bugs or other technical malfunctions, or other disruptions. Due to our business model and the location of some of our development centers, we have faced and are likely to face threats that target both our internal systems and our solutions, which, in turn, may threaten our end-customers' networks, devices, applications and data. In addition, our employees could breach our data security measures and misuse such data or other information, whether through error or misconduct. Any such breach, whether external or internal in origin, could compromise our networks, including our cloud-managed platform, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be improperly accessed, publicly disclosed, lost or stolen, which could subject us to liability to our end-customers, suppliers, channel and business partners and others, and cause us reputational and financial harm. Additionally, an effective attack on our solutions could disrupt the proper functioning of our solutions, allow unauthorized access to sensitive, proprietary or confidential information of ours or of our end-customers, disrupt or temporarily interrupt customers' networking traffic, or cause other destructive outcomes, including the theft of information sufficient to engage in fraudulent financial transactions or compromise other sensitive information. Because the techniques used by computer programmers and hackers, many of whom are highly sophisticated and well-funded, to access or sabotage networks change frequently and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. This could delay our response or the effectiveness of our response and impede our sales, manufacturing, distribution or other critical functions and ability to limit our exposure to third-party claims and potential liability. If any of these types of security breaches were to occur or to be believed to have occurred, or if we were to be unable to timely respond to protect sensitive data, our relationships with our business partners and end-customers could be materially damaged, our reputation and brand could be materially harmed, use of our solutions could decrease, and affected end-customers or government authorities could initiate legal or regulatory action against us in connection with such incidents, which could cause us to incur significant expenses and liability or could result in orders, judgments, or consent decrees forcing us to modify our business practices. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web-based solutions we offer, and operate in more countries.
In addition, if an actual or perceived breach of security occurs in our network or in the network of an end-customer of one of our solutions (particularly our cloud-based offerings), regardless of whether the breach is attributable to our solutions, the market perception of the effectiveness of our solutions could be harmed. We may also be required to expend significant financial and operational resources in an effort to secure our systems and our and our customers’ data from security threats and hazards. Further, real or perceived defects or errors in our solutions (particularly in our cloud-based offerings, due to cloud-based offerings sometimes being perceived as being inherently less secure) could result in claims by channel partners and end-customers for losses that they sustain, including potentially losses resulting from security breaches of our systems, our end-

customers' networks and/or downtime of those networks. If channel partners or end-customers make these types of claims, we may be required, or may choose for customer relations or other reasons, to expend additional resources in order to help correct the problem, including warranty and repair costs, process management costs and costs associated with re-manufacturing our inventory. The economic costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software systems and security vulnerabilities could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the programmer or hacker, which may be difficult for us to identify.
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
Our corporate headquarters are located in Silicon Valley, and substantially all of our contract manufacturers are located in eastern Asia, both regions known for seismic activity. A significant natural disaster, such as an earthquake, a fire or a flood, occurring near our headquarters, or near the facilities of our contract manufacturers, could have a material adverse impact on our business, operating results and financial condition. Despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins, denial of service attacks, and other disruptions from unauthorized tampering with our products or from internal or external threats. In addition, natural disasters, acts of terrorism or war could cause disruptions in our or our end-customers’ or channel partners’ businesses, our suppliers’ and manufacturers’ operations or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy or incident response plan in place and do not currently require that our manufacturing partners have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ and/or our manufacturers’ ability to timely deliver our products and product components, or the deployment of our products, our business, operating results and financial condition would be adversely affected. We do maintain what we believe are commercially reasonable levels of business interruption insurance. However, we cannot assure you that such insurance would adequately cover our losses in the event of a significant disruption in our business.
We may acquire other businesses or form partnerships or joint ventures that could require significant management attention, disrupt our business and dilute stockholder value.
We may make investments in complementary companies, products or technologies, or form partnerships or joint ventures with third parties. We have limited experience identifying, purchasing and integrating third-party companies, technologies or other assets that could complementary to our business or help advance our strategy, in particular, internationally. As a result, our ability as an organization to identify, acquire and integrate other companies, technologies or other assets in a successful manner is unproven. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our end-customers, investors and financial analysts. In addition, if we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, the business prospects, operating results and financials of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. Cross-border transactions may involve complex regulatory, labor or government compliance requirements which we may not fully anticipate or which could impose ongoing cost and require significant management attention and resources. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, assume liabilities, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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
We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs for at least the next 12 months. We may, however, need to raise substantial additional capital in the future to:

•	fund our operations;

•	continue our research and development;

•	develop and commercialize new products;

•	acquire companies, in-licensed products or intellectual property; or

•	expand sales and marketing activities.
Our future funding requirements will depend on many factors, including:

•	market acceptance of our products and services;

•	the cost of our research and development activities;

•	refinancing existing obligations as they mature or where earlier repayment may be required;

•	the cost of defending, in litigation or otherwise, claims that we infringe third-party patents or violate other intellectual property rights;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	the effect of competing technological and market developments;

•	the market for different types of funding and overall economic conditions; and

•	continued investments we may make to fund anticipated future growth.
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
     If we do not have, or are not able to obtain, sufficient funds, we may have to reduce our cash burn rate, delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or to grant licenses on terms that are not favorable to us. If we are unable to generate sufficient cash flows or to raise adequate funds to finance our forecasted expenditures, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. We also may have to reduce marketing, customer support or other resources devoted to our products, or cease operations. Any of these actions could impede our ability to achieve our business objectives and harm our operating results.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members of our board of directors.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.
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
On June 21, 2012, we entered into a revolving credit facility with Silicon Valley Bank, which we refer to, as amended, as our revolving credit facility. In March 2015, we entered in to an amendment of the revolving credit facility that extended our borrowing capacity from $10.0 million to $20.0 million. As of March 31, 2015, we have drawn $20.0 million under this revolving credit facility.
On August 23, 2013, we entered into a credit facility with TriplePoint Capital, which we refer to as our term loan credit facility. The credit facility provides for term loans of up to $20.0 million. In March 2015, we repaid all outstanding loans under the term loan credit facility.
Our obligations under the Silicon Valley Bank credit facility is secured by substantially all of our property, other than our intellectual property. The credit facility contains customary negative covenants that limits our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets or engage in merger and acquisition activity, including merge or consolidate with a third party. The credit facility also requires us to maintain a liquidity ratio of not less than 1.25 to 1.00. Our credit facility contains customary affirmative covenants, including requirements to, among other things, deliver audited financial statements, and it contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and inaccuracy of representation and warranties. The revolving credit facility also includes a default upon the occurrence of a material adverse change to our business.
If we experience a decline in cash flow due to any of the factors described in this “Risk Factors” section or otherwise, if we breach covenants under our credit facility or if there occurs a material adverse change in our business, we could be prohibited from further borrowing under the credit facility, our interest rates on the outstanding borrowings could increase and our obligation to repay principal amounts could be accelerated. Our failure to pay interest and principal amounts when due or comply with covenants could cause a default under the credit facility. Any such default could have a material adverse effect on our liquidity and financial condition. In the event of a liquidation of our Company, the lender would be repaid all outstanding principal and interest prior to distribution of assets to other unsecured creditors. Our holders of common stock would receive a portion of any liquidation proceeds only if all of our creditors were first repaid in full.
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
Our main competitors include general networking vendors, such as Cisco and Hewlett-Packard, whose portfolios include enterprise mobility solutions they have acquired or may acquire in the future. Such vendors can offer customers and resellers a broader portfolio of products than we can offer, which some customers may prefer, and can use their broader offerings to provide additional financial and technical incentives for customers to purchase their products. We also compete with enterprise mobility companies, such as Aruba Networks, who have a broad networking portfolio and are primarily focused on enterprise mobility, and independent Wi-Fi vendors, such as Ruckus Wireless, Meru Networks and Xirrus Inc., who are primarily focused on wireless access products. Such companies may expand their product offerings over time, or, with greater resources, able more effectively and opportunistically to target emerging markets or market opportunities, becoming more difficult competitors for us. We expect competition to intensify in the future as other companies introduce new products into our markets. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, our market share, any of which would likely seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, there could be a material and adverse effect on our competitive position, revenue and prospects for growth.
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
There has been a trend toward industry consolidation in our markets for several years as companies attempt to strengthen or hold their market positions in an evolving industry, and as companies are acquired or are unable to continue operations. Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they individually had offered. For example, in November 2012, Cisco Systems acquired Meraki Networks. In 2014, Juniper Networks announced that it was exiting its wireless networking business as part of a strategic partnership with Aruba Networks. Aruba Networks also has developed strategic alliances with Brocade, Dell, and Alcatel. In April 2014, Zebra Technologies announced that it would buy the enterprise business of Motorola Solutions. In January 2015, Meru Networks announced that it had engaged an investment advisor to explore strategic options, including, but not limited to, strategic partnering of its technology and possible sale or merger of the company. In March 2015, Hewlett-Packard announced that it would acquire Aruba Networks. Such or similar consolidation or strategic partnerships may continue in the future. The companies or alliances resulting from these possible consolidations may create more compelling or bundled product platform bringing together a unified product, security and applications offering, as well as being able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, channel coverage, technology or product functionality. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized technology companies such as ourselves and, consequently, customers’ willingness to purchase from us. Companies that are strategic alliance or channel partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors, with more efficient cost structures that are better able to compete as sole-source vendors for our end-customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results and financial condition.

Demand for our products and services depends in part on the continued growth of the industries in which we participate, and the failure of these industries to expand or the timing of their transactions could harm our operating results.
We currently target K-12 and higher education, retail, distributed enterprise and, to a lesser extent, healthcare end-customers. We sell into verticals such as finance, manufacturing, utilities, telecom, state and local government, transportation, legal, accounting, architecture, engineering and construction. In the event any of the specific sectors we target fails to expend on wireless networking, our operating results could be harmed. For example, the education sector is faced with limited resources to spend on technology purchases. In North America the U.S. government’s E-Rate program starting on July 1, 2015 is expected to provide a significant portion of the funding used by schools to purchase our solutions. If this sector does not continue to expand expenditures on technology in general, and wireless networking in particular, our business could be harmed. If the E-Rate program is discontinued or receives a lower level of funding our business could also be harmed. In addition, purchasing decisions by schools may depend on the availability or expectation of funding, including the timing and availability of funding for schools under the FCC’s E-Rate program. For example, in addition to our normal seasonality, we have seen in early 2015 schools defer purchases to later in the year in anticipation of the availability of such funding. Such deferrals can cause fluctuations and increased seasonal variations in demand for our products and services in the education vertical, making more difficult our ability to forecast our operating performance and achieve revenue and other operating results based on those forecasts. The sales results for our first fiscal quarter 2015 were below expectations, primarily due to a pause in demand in U.S education business due to the various aspects and timing of the Federal E-Rate program. In addition, we experienced an operational challenge late in the first quarter 2015 with our third party logistics provider and were not able to ship and take revenue in the quarter on all of the orders received and processed. More generally, for our enterprise sales, we rely upon the continued expansion of the creation of small and branch offices, and the acceptance of teleworking and mobile networking. If remote access to corporate resources and the demand for high-speed wireless networks ceases to expand, diminishes, or is deferred our business would be harmed.
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
Software subscription and services revenue, consisting of sales of new or renewal subscription and support and maintenance contracts, accounts for a significant portion of our revenue, comprising of 9% of total revenue for fiscal 2013, 12% of total revenue for fiscal 2014 and 21% of total revenue for the three months ended March 31, 2015, respectively. Service revenue might decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our offerings, the prices, pricing and changes in the scope of our offerings, the prices of products and services offered by our competitors and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support and maintenance contracts decline, or we are not able to manage efficiently increased transaction volumes, our revenue and revenue growth may decline and our business will suffer. In addition, we currently recognize service revenue ratably over the term of the relevant service period, which is typically one, three or five years. As a result, much of the service revenue we report each fiscal quarter is the recognition of deferred revenue from service contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time and the associated revenue we recognize could be lower in any particular quarter.
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
Companies that sell products, as well as non-operating patent holding companies, in the wireless networking industry are often aggressive in protecting intellectual property rights and perceived rights, which has resulted in protracted and expensive litigation for some companies. In addition, non-operating entities have been increasingly aggressive in asserting intellectual property rights and perceived rights against operating companies in the Wi-Fi and networking industry, including ourselves. We currently are subject to claims and litigation by third parties that we infringe their intellectual property rights.
As our business expands and the number of products and competitors in our market increases and overlaps occur, we expect that infringement claims may increase in number and significance. Any claims or proceedings against us, whether meritorious, could be time-consuming, result in costly litigation, require significant amounts of management time or result in the diversion of significant operational resources, any of which could materially and adversely affect our business and operating results.
Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. Where our limited portfolio of issued patents may not provide defenses or counterclaims in response to patent infringement claims or litigation brought against us by third party competitors. Further, non-operating entities or other adverse patent owners who have no relevant products or revenue bring such claims or litigation, our potential patents provide no deterrence or competitive risk. In any case, many potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims than we could against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We might also be required to seek a license and pay royalties for the use of such intellectual property, which may not be available on commercially acceptable terms, or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful.
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
We have incorporated third-party licensed technology and intellectual property rights into our products. It may be necessary in the future to renew licenses relating to various aspects of these products or to seek additional licenses for existing or new products. These necessary licenses could be unavailable to us on acceptable terms, or at all. The inability to obtain certain licenses or other rights, or to obtain those licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in delays in product releases until such time, if ever, as equivalent technology could be identified, licensed or developed and integrated into our products, which might have a material adverse effect on our business, operating results and financial condition. Moreover, the inclusion in our products of intellectual property licensed from third parties on a nonexclusive basis could limit our ability to protect our proprietary rights in our products.
Risks Related to Ownership of Our Common Stock
We have experienced significant volatility in the price of our common stock, and you could lose all or part of your investment.
The trading price of our common stock has fluctuated substantially. From the date of our initial public offering in March 2014 through March 31, 2015, the high and low trading price for our common stock as reported by the New York Stock Exchange ranged between a high of $12.23 and a low of $3.43. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock, since you might not be able to sell your shares at or above the price you paid.
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

•
actual or anticipated changes in our results of operations or fluctuations in our operating results, including any actual or perceived slowing in our rate of growth or ability to achieve profitability at all or on a schedule expected by our investors or industry analysts;

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
Our directors and executive officers and stockholders holding more than 5% of our capital stock and their affiliates, excluding stockholders and affiliates holding between 5% and 10% of our capital stock not affiliated with any of our officers or directors, and do not possess any other indicia of control with respect to our company, beneficially own, in the aggregate, approximately 53.7% of our outstanding common stock based on the number of shares outstanding as of March 31, 2015. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit our stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. For example, under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the Board has approved the transaction. Our Board could rely on Delaware law to prevent or delay an acquisition of us.
Our directors are entitled to accelerated vesting of their equity awards pursuant to the terms of their service arrangements upon a change of control of our Company, and our executive officers in the event their employment is actually or constructively terminated in the context of a change of control. In addition to the arrangements currently in place with some of our executive officers, we may enter into similar arrangements in the future with other officers. Such arrangements could delay or discourage a potential acquisition of our Company.
If financial or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our common stock, our stock price and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. As a recently public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding our stock price, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
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
Pursuant to our revolving credit facility, we are restricted from paying dividends while this facility is in place. Moreover, we have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of May 2015.

AEROHIVE NETWORKS, INC.

By:	/s/ David K. Flynn
David K. Flynn
President and Chief Executive Officer

AEROHIVE NETWORKS, INC.

By:	/s/ Gordon C. Brooks
Gordon C. Brooks
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description of Document
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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