Form 10-Q
period 2015-06-30
AEROHIVE NETWORKS, INC
filed 2015-08-12
CIK 1372414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.001, outstanding as of August 5, 2015 was 47,693,166.

The Aerohive Networks design logo and the marks “Aerohive®,” “HiveManager®,” “HiveOS®” and “HiveCare™” are the property of Aerohive Networks, Inc. All Rights Reserved. This Quarterly Report on Form 10-Q contains additional trade names, trademarks and service marks of other companies.

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AEROHIVE NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$85,365	$98,044
Accounts receivable, net of allowance for doubtful accounts of $108 and $106 as of June 30, 2015 and December 31, 2014, respectively	20,783	24,695
Inventory	11,942	8,360
Prepaid expenses and other current assets	3,903	2,610
Deferred cost of goods sold	772	1,001
Total current assets	122,765	134,710
Property and equipment, net	10,075	8,862
Goodwill	513	513
Other assets	311	169
Total assets	$133,664	$144,254
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,001	$10,154
Accrued liabilities	8,992	9,181
Debt, current	—	12,451
Deferred revenue, current	23,978	22,014
Total current liabilities	44,971	53,800
Debt, non-current	20,000	7,301
Deferred revenue, non-current	27,003	24,141
Other liabilities	738	857
Total liabilities	92,712	86,099
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share - 25,000,000 shares authorized as of June 30, 2015 and December 31, 2014, respectively; no shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, par value of $0.001 per share - 500,000,000 shares authorized as of June 30, 2015 and December 31, 2014, respectively; 47,585,043 and 46,028,908 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	48	46
Additional paid–in capital	219,288	208,998
Accumulated deficit	(178,384)	(150,889)
Total stockholders’ equity	40,952	58,155
Total liabilities and stockholders’ equity	$133,664	$144,254
See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Product	$30,751	$33,721	$51,231	$58,582
Software subscription and services	6,085	3,833	11,422	7,204
Total revenue	36,836	37,554	62,653	65,786
Cost of revenue:
Product	9,619	10,560	16,427	18,442
Software subscription and services	2,526	1,639	4,354	3,005
Total cost of revenue	12,145	12,199	20,781	21,447
Gross profit	24,691	25,355	41,872	44,339
Operating expenses:
Research and development	8,883	6,833	16,393	12,971
Sales and marketing	20,804	19,011	39,574	35,580
General and administrative	6,206	5,135	12,453	9,972
Total operating expenses	35,893	30,979	68,420	58,523
Operating loss	(11,202)	(5,624)	(26,548)	(14,184)
Interest income	19	8	33	9
Interest expense	(173)	(459)	(927)	(924)
Other income	19	(58)	154	59
Loss before income taxes	(11,337)	(6,133)	(27,288)	(15,040)
Income tax provision	(99)	(135)	(207)	(155)
Net loss and comprehensive loss	$(11,436)	$(6,268)	$(27,495)	$(15,195)
Net loss attributable to common stockholders	$(11,436)	$(6,268)	$(27,495)	$(15,195)
Net loss per share allocable to common stockholders, basic and diluted	$(0.24)	$(0.14)	$(0.59)	$(0.58)
Weighted-average shares used in computing net loss per share allocable to common stockholders, basic and diluted	46,888,236	44,751,354	46,595,172	26,295,717
See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(27,495)	$(15,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,602	1,019
Stock-based compensation	8,186	3,505
Amortization and write-off of debt discount and debt issuance cost	296	97
Remeasurement of convertible preferred stock warrant liability	—	(90)
Changes in operating assets and liabilities:
Accounts receivable, net	3,912	(6,073)
Inventories	(3,582)	(5,244)
Prepaid expenses and other current assets	(1,064)	(385)
Other assets	(142)	(73)
Accounts payable	1,791	7,636
Accrued liabilities	189	1,693
Other liabilities	(119)	(126)
Deferred revenue	4,826	6,890
Net cash used in operating activities	(11,600)	(6,346)
Cash flows from investing activities
Purchases of property and equipment	(936)	(1,131)
Capitalized software development costs	(1,913)	(2,016)
Net cash used in investing activities	(2,849)	(3,147)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts	—	80,213
Payments of offering costs	—	(3,852)
Proceeds from exercise of convertible preferred stock warrants	—	907
Proceeds from exercise of stock options	866	1,115
Proceeds from employee stock purchase plan	2,271	—
Payments for shares repurchased for tax withholdings on vesting of restricted stock units	(1,367)	—
Proceeds from issuance of debt	10,000	—
Repayments of debt	(10,000)	—
Net cash provided by financing activities	1,770	78,383
Net increase (decrease) in cash and cash equivalents	(12,679)	68,890
Cash and cash equivalents at beginning of period	98,044	35,023
Cash and cash equivalents at end of period	$85,365	$103,913
Supplemental disclosure of cash flow information
Income taxes paid	$356	$215
Interest paid	$704	$627
Supplemental disclosure of noncash investing and financing activities
Conversion of convertible preferred stock warrants to common stock warrants upon IPO	$—	$611
Cashless exercise of warrants	$—	$30
Unpaid property and equipment purchased	$368	$211
Unpaid capitalized software development costs	$94	$164
Reclassification of the convertible preferred stock warrant liability to additional paid-in capital on the exercise of the convertible preferred stock warrants	$—	$3,172
Vesting of early exercised stock options	$30	$402
Offering costs for common stock not yet paid	$—	$155
Stock-based compensation in capitalized software development costs	$257	$105
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
Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies during the six months ended June 30, 2015 as compared to those described in the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 17, 2015.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Those estimates and assumptions include, among others, the selling price of products, software and support services; determination of fair value of common stock and stock-based awards; inventory valuations; accounting for income taxes, including the valuation allowance on deferred tax assets and uncertain tax positions; allowance for doubtful accounts; and warranty costs. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the consolidated financial statements.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. On July 9, 2015, the FASB decided to delay the effective date of this standard by one year to December 15, 2017. The standard will be effective for the Company on January 1, 2018. The Company is evaluating the financial impact of such adoption, if any, on the Company's consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact, if any, of adopting this new accounting guidance on its financial statements.
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
Significant customers are those that represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each respective balance sheet date. The Company has entered into separate agreements with certain individual VADs that are part of a consolidated group of entities which collectively constitutes greater than 10% of the Company’s total revenue or gross accounts receivable balance for certain periods, as presented in the tables below.
The percentages of revenue from a consolidated group of entities (VAD A) greater than 10% of total consolidated revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
VAD A	12.2%	12.8%	16.2%	12.8%

The percentages of receivables from VAD A greater than 10% of total consolidated accounts receivable were as follows:

	June 30,	December 31,
	2015	2014
VAD A	17.0%	18.8%
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
As of June 30, 2015 and December 31, 2014, the Company's financial instruments only consisted of highly liquid money market funds that were classified as Level 1 assets, and which were included in cash and cash equivalents.
Financial assets that the Company measured at fair value on a recurring basis by level within the fair value hierarchy, are as follows:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets		(in thousands)
Money market funds	$80,272	$—	$—	$80,272

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets	(in thousands)
Money market funds	$80,240	$—	$—	$80,240

3. CONSOLIDATED BALANCE SHEET COMPONENTS
Inventory
Inventory consists of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)
Components, including raw materials	$42	$63
Finished goods	11,900	8,297
Total inventory	$11,942	$8,360
Property and Equipment, net
Property and equipment, net consists of the following:

		June 30,	December 31,
	Estimated Useful Lives	2015	2014
		(in thousands)
Computer and other equipment	3 years	$1,895	$1,822
Manufacturing, research and development laboratory equipment	3 years	4,105	3,741
Software	2 to 5 years	9,043	1,882
Office furniture and equipment	3 years	1,059	761
Leasehold improvements	2 to 5 years	599	532
Construction in progress		—	5,459
Property and equipment, gross		16,701	14,197
Less: Accumulated depreciation and amortization		(6,626)	(5,335)
Property and equipment, net		$10,075	$8,862
Construction in progress primarily represents the capitalization of development costs incurred by the Company during the application development stage of the Company’s cloud services platform. In April 2015, the Company completed and launched the next generation of its cloud services platform, and began to amortize these capitalized costs on a straight-line basis over an estimated useful life of the software of 5 years. As of June 30, 2015, such internal-use software is included in the software category.
Depreciation and amortization expense was $1.0 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively, and $1.6 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively.
Accrued Liabilities
Accrued liabilities consist of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)
Accrued compensation	$7,224	$7,090
Accrued expenses and other liabilities	1,264	1,806
Warranty liability, current portion	504	285
Total accrued liabilities	$8,992	$9,181
Deferred Revenue
Deferred revenue consists of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)
Products	$3,153	$3,886
Software subscription and services	47,828	42,269
Total deferred revenue	50,981	46,155
Less: current portion of deferred revenue	23,978	22,014
Non-current portion of deferred revenue	$27,003	$24,141
Warranty Liability
The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$832	$710	$891	$923
Charges to operations	411	160	528	195
Obligations fulfilled	(167)	(136)	(320)	(221)
Changes in existing warranty	(30)	(40)	(53)	(203)
Total product warranties	$1,046	$694	$1,046	$694
Current portion	$504	$187	$504	$187
Non-current portion	$542	$507	$542	$507
Changes in existing warranty reflect a combination of changes in expected warranty claims and changes in the related costs to service such claims.
4. DEBT
Financing Agreements
In June 2012, the Company entered into a revolving credit facility with Silicon Valley Bank (the revolving credit facility) for a principal amount of up to $10.0 million, with a sublimit of $3.0 million for borrowings guaranteed by the Export-Import Bank of the United States. The revolving credit facility is collateralized by substantially all of the Company’s property, other than intellectual property. Prior to March 31, 2015, the revolving credit facility bore monthly interest at a floating rate equal to the greater of (i) 4.00% or (ii) prime rate plus 0.75%. In June 2012, the Company drew $10.0 million under this credit facility.
On March 31, 2015, the Company amended its revolving credit facility with Silicon Valley Bank. The amendment, among other things, (i) extended the line maturity date to March 31, 2017 from June 29, 2015; (ii) removed the $3.0 million sublimit for borrowings guaranteed by the Export-Import Bank of the United States; and (iii) increased the revolving line up to $20.0 million, subject to certain conditions. The amended credit facility bears interest at a floating rate equal to the lesser of (i) LIBOR rate plus 2.25% or (ii) prime rate minus 0.5%. On March 31, 2015, the Company drew down the additional $10.0 million under this credit facility. As of June 30, 2015, $20.0 million under the revolving credit facility was outstanding.
The revolving credit facility contains customary negative covenants which limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate, as well as requiring the Company to maintain a minimum adjusted quick ratio of 1.25 to 1.00 as of the last day of each month. The revolving credit facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, inaccuracy of representation and warranties. Upon an event of default, the lender may declare all or a portion of the outstanding obligations payable by the Company to be immediately due and payable and exercise other rights and remedies provided for under the credit facility. During the existence of an event of default, interest on the obligations under the credit facility could be increased by 5.0%. As of June 30, 2015 and December 31, 2014, the Company was in compliance with these covenants.
The Company will use loans drawn under the revolving credit facility for working capital and general corporate purposes.
In August 2013, the Company entered into a term loan credit facility with TriplePoint Capital LLC (the term loan credit facility) that allowed the Company, subject to certain funding conditions including compliance with certain covenants and the absence of certain events or conditions that could have been deemed to have a material adverse effect on the Company's business, to borrow money under term loans in an aggregate principal amount of up to $20.0 million. In December 2013, the Company borrowed $10.0 million under the term loan credit facility under two separate loans. The stated interest rate for each loan was 10.75% and 9.75%, respectively, and was reduced to 10.25% and 9.25%, respectively, due to the completion of the IPO in 2014. In the first quarter 2015, the Company elected to voluntarily repay in full all of its outstanding obligations under the term loan credit facility, along with an end-of-term payment of $0.3 million, and terminated the facility.
5. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases its main office facility in Sunnyvale, California, which leases expire in September 2016. In addition, the Company leases office space for its subsidiaries in the United Kingdom, the Netherlands and China under non-cancelable operating leases that expire at various times through May 2017. The Company has also entered into various lease agreements in other locations in the United States and globally to support its sales and research and development functions. The Company recognizes rent expense on a straight-line basis over the lease period. Future minimum lease payments by year under operating leases as of June 30, 2015 are as follows:

Amount
Year ending December 31,	(in thousands)
2015 (remaining six months)	$1,161
2016	1,934
2017	106
Total	$3,201
Rent expense was $0.6 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively, and was $1.3 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively.

Manufacturing Commitments
The Company subcontracts with manufacturing companies to manufacture its hardware products. The contract manufacturers procure components based on non-cancellable orders placed by the Company. If the Company cancels all or part of an order, the Company is liable to the contract manufacturers for the cost of the related components purchased under such orders.
As of June 30, 2015 and December 31, 2014, the Company had manufacturing commitments with contract manufacturers for inventory totaling approximately $9.0 million and $8.0 million, respectively.
Contingencies
The Company may be subject to legal proceedings and litigation arising in the ordinary course of business. The Company will record a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. The Company expects to periodically evaluate developments in its legal matters that could affect the amount of liability that it has previously accrued, if any, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company’s judgment may be incorrect. The outcome of any proceeding is not determinable in advance. Until the final resolution of any such matter for which the Company may be required to accrue, there may be an exposure to loss in excess of the amount accrued and such excess amount could be significant.
The Company is currently engaged in the following separate litigations which allege that the Company’s products infringe certain patents.

•
AirTight Networks, or AirTight, alleges that the Company’s products infringe U.S. Patent #7,339,914, or the ‘914 Patent. On January 23, 2013, in light of AirTight’s allegations, the Company filed in the U.S. District Court, Northern District of California, a Complaint for Declaratory Judgment against AirTight asserting that the Company’s products do not infringe the ‘914 Patent and that the ‘914 Patent is, in any case, invalid and not enforceable. AirTight filed a separate action asserting infringement of the ‘914 Patent by some or all of the Company’s products, which was then related to the Company’s initial action for declaratory judgment. The related cases are currently stayed pending resolution of petitions which the Company filed with the U.S. Patent and Trademark Office, or PTO, to initiate a reexamination of the ‘914 Patent. All claims are currently rejected and Airtight has appealed the final rejection of all claims of the ‘914 Patent.

•
Linex Technologies, or Linex, filed on March 19, 2013 a Complaint in the U.S. District Court, Southern District of Florida, asserting that some or all of the Company’s products infringe U.S. Patents #6,493,377, or the ‘377 Patent, and #7,167,503, or the ’503 Patent. The Company filed an answer and counterclaims for declaratory judgment against Linex asserting that the Company’s products do not infringe the ‘377 and ‘503 Patents, and that the ‘377 and ‘503 Patents are, in any case, invalid and not enforceable. The Company separately filed with the PTO petitions to initiate reexamination of the ‘377 and ‘503 Patents, which the PTO has granted. This case is currently stayed pending the reexaminations. An office action has issued rejecting all claims of both patents. All claims are currently rejected and Linex has appealed the rejection of all claims of the ‘377 and ‘503 Patents.

•
Wetro LAN LLC filed in February 2015 a complaint in the U.S. District Court, Eastern District of Texas asserting that certain of the Company’s branch router products infringe U.S. Patent #6,795,918. The Company filed an answer, denying the patent infringement allegations and raising several affirmative defenses, including invalidity.

•
JSDQ Mesh Technologies LLC filed in June 2015 a complaint in the U.S. District Court, District of Delaware, asserting that certain of the Company’s products which utilize a so-called wireless mesh transmission feature infringe United States Patent Nos. 7,286,828, 7,916,648, RE43,675 and RE44,607. The complaint also named one of the Company’s customers as a co-defendant.

In June 2015, a class action complaint was filed in the Superior Court of the State of California, County of San Mateo, against the Company and certain of its current and former officers and directors. This action was subsequently related to two follow-on complaints and is captioned Hunter v. Aerohive Networks, Inc., et al., Case No. 534070 (filed June 2, 2015), Mahajan v. Aerohive Networks, Inc., et al., Case No. 534294 (filed June 17, 2015), and Silverberg v. Aerohive Networks, Inc., et al., Case No. 534505 (filed July 2, 2015). The complaints allege that the Registration Statement which the Company filed with the Securities and Exchange Commission on Form S-1 in connection with its initial public offering in March 2014 contained false and/or misleading statements or omissions. The actions also name as defendants the investment firms who underwrote the Company’s initial public offering.

The complaints allege that the Registration Statement failed to disclose, among other things, product deficiencies, poor sales, and a decline in sales-related personnel. The complaints additionally allege that the Company improperly recognized revenue, including by booking certain sales with rights of return. The complaints, which have been consolidated, bring claims under the federal securities laws and seek unspecified compensatory damages and other relief. The Company is advancing certain defense costs with respect to individual defendants, including the underwriting investment firms, under written indemnification agreements.
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

6. STOCKHOLDERS' EQUITY
Common Stock reserved for Future Issuance
As of June 30, 2015 and December 31, 2014, the Company had reserved shares of common stock, on an as-if-converted basis, for future issuance as follows:

	June 30,	December 31,
	2015	2014
Common stock reserved for future grants under the Equity Incentive Plan	4,842,823	2,259,230
Reserved under 2014 Employee Stock Purchase Plan	2,478,572	800,000
Options and Restricted Stock Units issued and outstanding	11,513,177	9,776,124
Common stock subject to repurchase	9,000	27,000
Warrants to purchase common stock	73,883	107,876
Total reserved shares of common stock for future issuance	18,917,455	12,970,230
Common Stock Warrants
As of June 30, 2015, 73,883 shares of common stock subject to warrants remained outstanding and exercisable at exercise prices of $4.057 and $2.768 per share. The common stock warrants expire in March 2016.
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

The 2014 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code (ISO), only to employees of the Company or any parent or subsidiary of the Company, and for the grant of nonstatutory stock options (NSO), restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants of the Company, and the employees and consultants of any parent or subsidiary of the Company. In May 2015, the Company’s stockholders approved increasing by 3,000,000 the number of shares reserved under the 2014 Plan. As of June 30, 2015, the Company had 4,842,823 total shares of common stock reserved and available for grant under the 2014 Plan. On the first day of each fiscal year beginning January 1, 2016 through January 1, 2024, the number of shares of common stock reserved for issuance under the 2014 Plan may increase by an amount equal to the lesser of (i) 4,000,000 shares, (ii) 5% of the Company’s outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Board.
The following table summarizes the total number of shares available for grant under the 2014 Plan as of June 30, 2015:

Shares Available for Grant

Balance, December 31, 2014	2,259,230
Authorized	5,306,812
Options granted	(1,374,063)
Options canceled	716,357
Awards granted	(2,581,250)
Awards canceled	515,737
Balance, June 30, 2015	4,842,823
Stock Options
The following table summarizes the information about outstanding stock option activity:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2014	6,837,893	$5.71	7.39	$8,004
Options granted	1,374,063	7.15
Options exercised	(475,452)	1.85
Options canceled	(716,357)	7.58
Balance, June 30, 2015	7,020,147	$6.06	7.33	$12,333
Options exercisable, June 30, 2015	3,202,465	$4.10	5.87	$10,476
Options vested and expected to vest, June 30, 2015	6,839,292	$5.99	7.32	$12,243
For the three and six months ended June 30, 2015, the weighted average grant date fair value of options granted was $3.57 per share, and the aggregate grant date fair value of the Company's stock options granted was $4.9 million. For the three and six months ended June 30, 2014, the weighted average grant date fair value of options granted was $4.99 and $5.06 per share, respectively, and the aggregate grant date fair value of the Company's stock options granted was $0.7 million and $3.0 million, respectively.
The aggregate intrinsic value of stock options exercised was $0.8 million and $1.7 million for the three and six months ended June 30, 2015, respectively, and was $0.7 million and $5.2 million, for the three and six months ended June 30, 2014, respectively. The intrinsic value represents the difference between option exercise prices and (i) the estimated fair values of the Company’s common stock, prior to the IPO, (ii) or the closing stock price of the Company’s common stock, following the IPO.
Restricted Stock Units

The Company currently grants Restricted Stock Units (RSUs) to certain employees and directors. The RSUs typically vest over a period of time, generally one year, two years or four years, and are subject to the participant’s continuing service to the Company over that period. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.
The following is a summary of the Company’s RSU activity and related information for the six months ended June 30, 2015:

	Restricted Stock Units Outstanding
	Shares	Weighted Average Grant Date Fair Value Per Share

Balance, December 31, 2014	2,938,231	$7.03
Awards granted	2,581,250	6.62
Awards vested	(741,708)	$7.31
Awards canceled	(284,743)	$7.24
Balance, June 30, 2015	4,493,030	$6.92

The aggregate grant date fair value of RSUs granted was $16.2 million and $17.2 million for the three and six months ended June 30, 2015, respectively, and was $2.5 million for the three and six months ended June 30, 2014. The total fair value of shares vested for the three and six months ended June 30, 2015 was $3.1 million and $4.5 million, respectively. No RSUs vested during the three and six months ended June 30, 2014.
The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. During the three and six months ended June 30, 2015, the Company withheld 116,342 and 230,994 shares of stock, respectively, for an aggregate value of $0.8 million and $1.4 million, respectively, from employees upon the vesting of their RSUs to satisfy the minimum statutory tax withholding requirement. Such shares were returned to the Company’s 2014 Equity Incentive Plan and are available under the plan terms for future issuance.
2014 Employee Stock Purchase Plan
The current 2014 Employee Stock Purchase Plan (ESPP) is a ten-year plan, effective in March 2014. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees of the Company and its designated subsidiaries. In May 2015, the Company’s stockholders approved increasing by 2,000,000 the number of shares reserved under the ESPP. As of June 30, 2015, the Company had 2,478,572 total shares of common stock reserved for issuance under the ESPP. Under the ESPP, on the first day of each of fiscal years 2016 and 2017, the number of shares of common stock reserved and available for issuance may increase in an amount equal to the lesser of (i) 1,000,000 Shares, (ii) 2.0% of the Company’s outstanding shares on the first day of the applicable fiscal year, or (iii) such number of shares determined by the Board. Beginning fiscal year 2018 through fiscal year 2023, the number of shares of common stock reserved for issuance may increase in an amount equal to the lesser of (i) 1,000,000 shares, (ii) 1.0% of the Company’s outstanding shares on the first day of the applicable fiscal year, or (iii) such number of shares determined by the Board.
Under the ESPP, the Company can currently grant stock purchase rights to all eligible employees during a two-year offering period with purchase dates at the end of each interim six-month purchase period. Shares are purchased using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The ESPP has a reset provision. If the closing price of the Company’s common stock on the last day of any purchase period during an offering period is lower than the closing sales price on the first day of the related offering period, the reference price for purposes of determining the purchase price of shares for subsequent purchase periods in the applicable offering period will be reset to such lower price. No participant may purchase more than $25,000 worth of common stock in any calendar year, or 5,000 shares of common stock in any six-month purchase period. On June 1, 2015, 552,109 shares of common stock were purchased under the ESPP at a purchase price of $4.11 per share.
Determination of Fair Values

Weighted average assumptions for the Company's stock options granted in the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options:
Expected term (in years)	6.02	6.08	6.02	5.59
Expected volatility	51.41%	48.00%	51.41%	49.01%
Risk free interest rate	1.74%	2.00%	1.74%	2.42%
Dividend rate	—	—	—%	—
The fair value of the purchase right for the ESPP is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
ESPP purchase rights:
Expected term (in years)	0.50 - 1.50	0.68	0.50 - 1.50	0.68
Expected volatility	41.0% - 55.3%	37.00%	41.0% - 55.3%	37.00%
Risk free interest rate	0.07% - 0.45%	0.08%	0.07% - 0.45%	0.08%
Dividend rate	—	—	—	—
Stock-based Compensation Expense
The total stock-based compensation the Company recognized for stock-based awards in the consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cost of revenue	$217	$73	$382	$118
Research and development	1,001	502	1,987	853
Sales and marketing	1,727	798	3,224	1,419
General and administrative	1,419	566	2,593	1,115
Total stock-based compensation	$4,364	$1,939	$8,186	$3,505
The following table presents stock-based compensation expense by award-type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Stock Options	$988	$1,486	$2,136	$3,052
Restricted Stock Units	2,794	94	5,139	94
Employee Stock Purchase Plan	582	359	911	359
Total stock-based compensation	$4,364	$1,939	$8,186	$3,505
As of June 30, 2015, unrecognized stock-based compensation related to outstanding stock options, RSUs and ESPP purchase rights, net of estimated forfeitures, was $13.8 million, $28.3 million and $3.3 million, respectively, which the Company expects to recognize over weighted-average periods of 2.80 years, 2.84 years and 1.42 years, respectively. The Company capitalized $0.3 million stock-based compensation expense, for the six months ended June 30, 2015, and $0.1 million and $0.1 million stock-based compensation expense, for the three and six months ended June 30, 2014, respectively, to internal-use cloud services platform.
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
For the period prior to the conversion of convertible preferred stock, the Company calculated the net loss per share in conformity with the two-class method as all series of convertible preferred stock were considered participating securities because they were entitled to receive noncumulative dividends prior and in preference to any dividends on shares of common stock. Due to the Company’s net losses during that period, there was no impact on the earnings per share calculation in applying the two-class method since the participating securities have no legal requirement to share in any losses.
The following table presents the computation of basic and diluted net loss per share allocable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except for share and per share data)
Numerator:
Net loss	$(11,436)	$(6,268)	$(27,495)	$(15,195)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	46,888,236	44,751,354	46,595,172	26,295,717
Net loss per share:
Basic and diluted	$(0.24)	$(0.14)	$(0.59)	$(0.58)
The following period-end outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of June 30,
	2015	2014
Shares of common stock issuable under the 2014 Equity Incentive Plan	11,513,177	8,155,687
Common stock subject to repurchase	9,000	45,000
Common stock issuable upon exercise of warrants	73,883	107,876
Employee Stock Purchase Plan	94,094	159,821
Total	11,690,154	8,468,384
9. INCOME TAXES
The provision for income taxes was approximately $0.1 million and $0.1 million, respectively, for the three months ended June 30, 2015 and 2014, and was $0.2 million and $0.2 million, respectively, for the six months ended June 30, 2015 and 2014. The provision for income taxes consisted primarily of state taxes and foreign income taxes.
For the three and six months ended June 30, 2015 and 2014, the provisions for income taxes differed from the statutory amount primarily due to maintaining a full valuation allowance against the U.S. net deferred tax assets, partially offset by foreign and state taxes.
The Company has intercompany services agreements with its subsidiaries located in the United Kingdom, New Zealand and China, which require payment for services rendered by these subsidiaries at an arm’s-length transaction price. The foreign tax expense represents foreign income tax payable by these subsidiaries on profit generated on intercompany services agreements.
Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on the Company’s history of losses, management has determined it cannot conclude that it is more likely than not that the deferred tax assets will be realized, and accordingly has placed a full valuation allowance on the net deferred tax assets. The Company maintained a full valuation allowance against its deferred tax assets as of June 30, 2015 and December 31, 2014, respectively.

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
The following table represents the Company's revenue based on the billing address of the respective VAR or the VAD:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Americas	$24,818	$24,487	$38,911	$41,865
Europe, Middle East and Africa	9,170	8,996	18,296	17,004
Asia Pacific	2,848	4,071	5,446	6,917
Total revenues	$36,836	$37,554	$62,653	$65,786
     Included within Americas in the above table is revenue from sales in the United States of $23.8 million and $23.0 million, respectively, during the three months ended June 30, 2015 and 2014, and $37.0 million and $39.5 million, respectively, during the six months ended June 30, 2015 and 2014. Aside from the United States, no other country comprised 10% or more of the Company's total revenue for the three and six months ended June 30, 2015 and 2014, respectively.
Property and equipment, net by location is summarized as follows:

	June 30,	December 31,
	2015	2014
	(in thousands)
United States	$8,769	$7,519
People's Republic of China	1,125	1,246
United Kingdom	181	97
Total property and equipment, net	$10,075	$8,862
11. SUBSEQUENT EVENT
Chrimar Systems, Inc. filed in July 2015 a complaint in the U.S. District Court, Eastern District of Texas, asserting that certain of the Company’s products which utilize Power over Ethernet (PoE) functionality infringe United States Patent Nos. 8,155,012, 8,942,107, 8,902,760 and 9,019,838. The complainant has since also named one of the Company’s customers as a co-defendant. The Company is evaluating the allegations and its possible obligations to the Company’s customer under written indemnification commitments.
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
These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to predict our revenue, operating results and gross margin accurately;

•	the transition of newly hired management-level employees and their ability to improve our sales execution processes;

•	our ability to maintain an adequate rate of revenue growth and achieve and maintain profitability;

•	our ability to timely develop, deliver and transition to new product offerings while maintaining our service level commitments to end-customers;

•	any potential loss of or reductions in orders from our larger customers;

•	our ability to achieve growth in key verticals, including the educational sector ;

•
our ability to maximize the economic opportunity of the U.S. Federal Communications Commission’s (“FCC”) E-Rate program and the timing of the availability of funding and decisions by end-customers to purchase our products using such funding;

•	the length and unpredictability of our sales cycles with service provider end-customers;

•	the effects of increased competition in our market and our ability to compete with larger competitors with greater financial, technical and other resources;

•	our ability to continue to enhance and broaden our product offering and bring new products to market;

•	our ability to maintain, protect and enhance our brand;

•	our ability to attract new end-customers within the verticals and geographies we currently operate in and those that we target;

•	our ability to predict economic, political and business conditions in the markets in which we operate;

•	our ability to maintain effective internal controls;

•	the quality of our products and services;

•	our ability to continue to build and enhance relationships with channel partners and particularly with our strategic partners, including Dell;

•	our ability to attract, hire, train and retain qualified employees and key personnel, particularly in sales and engineering;

•	our ability to maximize our sales execution process and effectively ramp sales in underdeveloped territories;

•	our ability to sell our products and effectively expand internationally;

•
claims from shareholders that we have violated the securities laws and claims that we infringe intellectual property rights of others, the expense to defend such claims and the uncertainty such claims create for us, including with respect to intellectual property claims, our ability to continue to sell and support our products;

•	our ability to effectively manage our growth;

•	the effects of fluctuations in currency exchange rates;

•	our ability to protect our intellectual property; and

•	other risk factors included under the section titled “Risk Factors.”
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
Overview

We have designed and developed a leading cloud-managed mobile networking platform that enables enterprises to deploy a mobile-centric network edge. Managing the network edge is becoming more complex because of the proliferation of mobile devices and the ways in which businesses use such devices. Increasingly, employees and clients are using Wi-Fi-enabled smartphones, tablets, laptops and other mobile devices instead of desktop computers for mission-critical business applications. The number and types of users continue to increase, as do the breadth of applications that users need to access on their mobile devices. As the difficulty and complexity of managing the network edge expands, our platform offers simplicity, scalability, and security. Additionally, our platform gives end-customers context-based visibility and policy enforcement, providing a high level of intelligence to the network. Our hardware products include intelligent access points, routers and switches. We continue to develop and bring to market new hardware products in response to evolving customer needs and new technology standards, such as 802.11ac. These products are managed by our cloud services platform, which delivers cloud-based network management and mobility applications giving end-customers a single, unified and contextual view of the entire network edge. We continue to invest in our cloud platform, including our next generation version of the platform, HiveManager NG, which we released during our second quarter of our fiscal year 2015 that includes an updated user interface, more scalable cloud operations infrastructure, and greater access to the data collected by our devices.
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
We sell our products and software subscription and services through our channel partners to our end-customers, who hold the licenses of our products and our software subscription and services. We define end-customers as holding or having held licenses to our products and software subscription and services. When our end-customers purchase hardware products, they are generally required to purchase for every hardware unit, a license of our unified management system, either as a perpetual license with PCS or as a SaaS license with a one-, three- or five-year term. Both our PCS and SaaS offerings include updates and upgrades of our software applications and our HiveOS operating system that is embedded in our hardware.
We maintain a field sales force that works to develop sales with our channel partners, who include value-added distributors, or VADs, and value-added resellers, or VARs. Our channel partners purchase our products and services from us at a discount to our list prices and then resell them to our end-customers. Substantially all of our sales within North America are made through VARs. Under this model, we sell our products and services to our VARs, which in turn sell our products and services to our end-customers. We sell to VARs upon identification of a specified end-customer. All of our sales outside of North America, as well as a portion of our sales within North America, are made through VADs. Under this model, we sell our products and services to our VADs, which in turn sell our products and services directly to end-customers or to VARs, which then sell our products and services to our end-customers. We typically sell to VADs upon identification of a specified end-customer. In some cases, however, our VADs purchase inventory from us for stocking and subsequently receive an order from an end-customer. For certain VADs, our agreements allow for stocking of our products in their inventory and provide related price protection or rebates as well as limited rights of return for stock rotation. We also sell through managed service providers, who incorporate our products, customer support and SaaS offerings into their services and support as an integrated offering. In these instances, we view the managed service provider as our end-customer.
Due to annual budget cycles in the enterprise and spending seasonality in the education vertical, we generally experience a seasonal sequential decrease in our product revenue in our first fiscal quarter. In the fiscal first quarter ended March 31, 2015, we continued to experience this seasonal trend, where our revenue decreased sequentially by $10.4 million, or 29%, from $36.2 million for the three months ended December 31, 2014, and by $2.4 million, or 9%, from $28.2 million for the three months ended March 31, 2014. However, in addition to our normal seasonality, this sequential decrease in revenue was also due to a pause in demand in our U.S education business due to the various aspects and timing of the Federal E-Rate program. In addition, we experienced an operational challenge late in the first quarter of 2015 with our third party logistics provider and were not able to ship and take revenue in the quarter on all of the orders received and processed. Lastly, we continued to experience lower sales execution in our less-developed sales territories.
Beginning in our fourth quarter of fiscal 2014, we also began to see a significant change in purchasing behavior by our end-customers in the education vertical specifically due to the additional tranches of incremental funding announced by the FCC in December 2014 and January 2015. We believe this additional funding is leading more schools to be eligible for the E-Rate program, making plans to seek E-Rate funding more widespread than it has been in the past.

E-Rate is the commonly used name for the Schools and Libraries Program of the Universal Service Fund, which is administered by the Universal Service Administrative Company (USAC) under the direction of the Federal Communications Commission (FCC). The program provides discounts to assist schools and libraries in the United States to obtain affordable telecommunications and Internet access.
Since any purchases made by schools before April 1, 2015 were not be eligible for E-Rate funding, and direct E-Rate funding will not be made available before July 1, 2015, we believe that our end-customers in the education vertical have continued to defer purchases in order to better position themselves for this E-Rate funding; specifically, end-customers who would have placed purchases in early 2015 instead are continuing to defer purchases until the second half of 2015. In addition, we expect that certain end customers in the education vertical could decide further to delay deploying their networks, which could defer their purchasing decisions into 2016 as well. Given our exposure to the education vertical in the U.S., we believe that this deferral of education spending has had and will continue to have an additional impact on our historical seasonality.
Education continued to be a key driver of our business in our second fiscal quarter ended June 30, 2015. Our education business was greater in the quarter than we expected, and improved from our first fiscal quarter. However, U.S. K-12 spending was less robust than in prior years, and overall K-12 represented 40% of our business during the three months ended June 30, 2015, as compared to 50% of our business in the same period in 2014. We also had good performance during our second fiscal quarter ended June 30, 2015 in our health care, retail and distributed enterprise verticals, announcing deployments with one of the Top 5 largest providers of long term care in the U.S. and one of the largest Continuing Care Retirement Communities in the country. In retail, a Fortune 500 industrial supply company selected our solution to provide Wi-Fi to over 600 warehouse stores. Additionally, in distributed enterprise, a multinational pharmaceutical company chose in our second quarter to deploy our products in certain locations across Europe and in the U.S.
We primarily conduct business in three geographic regions: (1) Americas, (2) Europe, the Middle East and Africa ("EMEA"), and (3) Asia Pacific ("APAC"). From a geographic perspective, year-over-year revenue for the fiscal quarter ended June 30, 2015 increased by 1% in the Americas and 2% in EMEA, but decreased by 30% in APAC. For the three months ended June 30, 2015, 67% of our total revenue was generated from Americas, 25% from EMEA and 8% from APAC.
We added over 1,400 new end-customers during the quarter, bringing our total end-customer count to approximate 22,000 in over 40 countries as of June 30, 2015. Our end-customers totaled more than 20,000, 19,000, 17,000 and 16,000, for our fiscal quarters ended March 31, 2015, and December 31, September 30, and June 30, 2014, respectively. Our end-customers represent a broad range of industry verticals, including K-12 and higher education, healthcare, retail and distributed enterprises.
We outsource the manufacturing of all of our products to contract manufacturers. We currently outsource the warehousing and delivery of our products to a third-party logistics provider for worldwide fulfillment. We perform quality assurance and testing at our third-party logistics provider facilities in Fremont, California.
We intend to continue to invest significant resources in the development of our innovative technologies and new product offerings, acquire new end-customers in new and existing geographies, and increase penetration within our existing end-customer base. We expect to continue growing our organization to meet the needs of our customers and to pursue opportunities in new and existing markets. In particular, we are investing to increase our sales capacity as well as our channel program. We increased the number of our employees from 557 employees as of June 30, 2014 to 569 as of December 31, 2014 and to 589 as of June 30, 2015. However, we continue to experience employee attrition, particularly in our sales, marketing and engineering functions, and attracting, ramping, training and retaining qualified personnel and developing sales channels will continue to require significant effort over multiple quarters. For example, we announced in February 2015, the departure of our Senior Vice President, Worldwide Field Operations, and that we had undertaken a search for his replacement. In April, 2015, we announced that Tom Wilburn had joined our company in this position. We expect further turn-over in our sales organization as we transition to new leadership. Instability in our sales function will continue to impact our ability to reliably forecast revenue from quarter to quarter and to achieve operating results consistent with those forecasts. In addition, we also announced in April 2015 a new relationship with Dell Inc., whereby Dell will become a reseller of Aerohive’s Wi-Fi and cloud service and that the two companies expect to work together to execute their shared vision of cloud-managed IT to provide simplified and streamlined operations, configuration, monitoring and troubleshooting for customers’ networks. To support this new relationship, we will need to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings, which could divert existing resources from our current business. Also, there is no assurance that this relationship, or others we may pursue, will identify significant or new market opportunities or growth incremental to our existing business.
Due to our continuing investments to grow our business, including internationally, in advance of and in preparation for, our expected increase in sales and expansion of our customer base, we are continuing to incur expenses in the near term. As a result, we do not expect to be profitable for the foreseeable future and our use of cash over this period could also be greater and extend over a longer period as we make investments in areas of our operations, such as sales, marketing and research and product and channel partner development, which we feel may promote growth and profitability over the long term. We believe that over the long term, we will be able to leverage these investments in the form of a higher revenue growth rate compared to the growth rate of our operating expenses.
However, we may not in fact realize any long-term benefit from these investments.
Opportunities and Challenges
We believe that the growth of our business and our future success depends upon many factors, including our ability to continue to develop innovative technologies and timely provide new product offerings to the marketplace; stabilize and improve performance of our sales function, in particular in our less developed territories; increase our sales capacity and develop our channel partner program; acquire new end-customers, both in the geographies in which we currently operate as well as in new geographies; and expand our end-customer base and increase penetration within our existing end-customer base (including through new product offerings).
We operate in the highly competitive wired and wireless network access products market. This market continues to evolve and is characterized by rapid technological innovation. We will need to continue to innovate in order to continue to achieve market adoption of our products and services. We also continue to invest to extend our product offering to include a family of Ethernet switches to complement our wireless offering and allow us to deliver a unified wired and wireless network edge. We have continued the expansion of our product portfolio, announcing during the quarter ended September, 30, 2014, that we enabled our enterprise Wi-Fi solution to support iBeacon and AltBeacon technology and that we released a secure enterprise Wi-Fi branch router with embedded LTE.
In addition, our market is currently in the midst of an evolution in related wireless technology standards and protocols. For example, wireless standards for our market currently are transitioning from 802.11n to the new 802.11ac standard, which uses new radio hardware to deliver substantially higher wireless performance. As these standards were being developed and finalized, we performed hardware and software development, both internally and with our original design manufacturers, or ODMs, to incorporate these standards into our product offerings. We also continue to develop new functionality in our product offerings to take advantage of the changes that these industry standards incorporated. For example, in April 2014, we announced the AP230, an 802.11ac Gigabit Wi-Fi 3 x 3 access point. We announced the AP1130, an 802.11ac access point for outdoor applications in December 2014. In April 2015, we announced the AP130, an 801.11ac Gigabit Wi-Fi 2 x 2 access point. For the quarter ended June 30, 2015, we continued to see rapid adoption of 802.11ac products (based on the increasing percentage of 802.11ac products sold during the quarter). Overall, our 802.11ac solutions accounted for 74% of our access point unit volume shipments during the quarter ended June 30, 2015, as compared with 63% for the quarter ended March 31, 2015, and 34% for the quarter ended June 30, 2014. In order to maintain a competitive position in this market, we are developing our next-generation “Wave 2” 802.11ac access points to extend our portfolio and address higher-performance use cases. We currently expect our initial Wave 2 products to be available in early 2016 versus late 2015 as previously indicated, which we currently believe will meet potential customer demand for these products (including demand in our important education vertical); however, this schedule may lag availability of comparable products our competitors have announced.
We have developed a cloud services platform to provide network management and support additional value-added applications. HiveManager, our network management application, provides a single management interface that customers use to configure network policies, monitor and troubleshoot performance, manage access and security, and run reports on network operations. Our cloud services platform allows us to deliver vertical applications, such as our TeacherView classroom management application for K-12 education; guest access, such as our ID Manager application for providing temporary secure network access; and integration to partners' solutions. We are currently introducing HiveManager NG, which we announced in April 2015, as a new version of our cloud services platform that includes an updated user interface, greater operational capacity to support large deployments, and longer data retention. Our strategy is to make our cloud services platform and applications available to customers in either a subscription public cloud or on-premises private cloud deployment.
When we introduce new product offerings, such as the release of the new version of our cloud services or new hardware platforms, we must effectively manage the timing of such releases to minimize the disruption to our existing product offerings and revenue streams. We must manage the orderly transition of our end-customers to these new products and services to reduce the amount of inventory for products that may become obsolete or slow moving due to our new product introductions and to limit the disruption to our end-customers’ ordering practices and the pricing environment for our legacy products and services. In addition, we also must monitor the performance of these products and provide additional support as they are adopted and first used in the field and performance issues are identified. We will need to continue to react and respond to these changes through innovation and improved execution in order for our business to succeed. We will incur related research and development and support expenses as we do that.

We intend to target new end-customers within the industry verticals and geographies in which we currently operate, as well as through expansion into new verticals and geographies. For example, we have partnered with software application providers to tailor our product offerings for specific verticals such as retail, and we intend to continue to pursue such opportunities in other applicable industry verticals. In November of 2014 and January of 2015 we announced continued development of our “personalized engagement platform” for retailers, which includes a combination of Aerohive products and products developed and sold by our technology partners. In March 2015, we announced a new iOS application for guest and Bring Your Own Device (BYOD) management and enhanced security services. In addition, our ability to successfully expand our end-customer base in new industry verticals and geographies of new end-customers is critical to creating a larger and more diverse end-customer base to which we can offer our current and future products and services. In the quarter ended September 30, 2014 we announced that we had been named to the Verizon Partner Program and in our quarter ended December 31, 2014 we announced that we will donate the Wi-Fi infrastructure, including 802.11ac wireless access point switches and cloud-based management, to support a $100 million contribution to be made by Apple Corporation to the ConnectED to deploy Apple iPads, MacBooks and Apple TVs to an identified list of 114 schools.
In April 2015, we announced that Dell Inc. would be a reseller or our product solution, and that we and Dell expected to work together to execute a shared vision of cloud-managed IT products and solutions. We have begun to accept orders under this relationship, and to make investments to develop this relationship as part of our channel strategy. We also announced in April a redesigned program to support our top-performing channel partners.
Our sales efforts take several quarters, and involve educating our potential end-customers and channel partners about the applications and benefits of our products, including the technical capabilities of our products. Sales to the education vertical are an important sales channel for us and can involve an extended sales cycle. In addition, sales to our enterprise customers may involve an extended sales cycle and often initial purchases are small. We attempt to manage these sales cycles through continued diversification of our end-customer base by industry vertical and related purchasing seasonality, deployment maturity and visibility, and the ratio of business from new and existing end-customers. Given the buying cycle for K-12 schools in our education vertical, the second quarter is usually the strongest for our education vertical, which historically has driven our strong sequential growth in the second quarter. The sequential expansion of our operating performance from the first quarter to the second quarter has historically been very large, which can present execution and delivery challenges in subsequent quarters. In addition, we typically see continued growth in our revenue to carry over from our second quarter to our third quarter. However, in our third quarter ended September 30, 2014, our sales results were below our expectations, resulting in lower revenue attainment for the quarter. This was primarily due to lack of sales execution in our less developed sales territories, where the progress we saw in our seasonally strong second quarter did not carry through to the end of the third quarter, in part due to execution issues in some of these territories. Due to annual budget cycles in the enterprise and spending seasonality in the education vertical, we generally experience a seasonal sequential decrease in our product revenue in our first fiscal quarter. In the fiscal first quarter ended March 31, 2015, we continued to experience this seasonal trend. However, in addition to our normal seasonality, we also have seen end-customers in the education vertical continue to defer purchases to the second half of 2015, which we expected they would have placed earlier 2015. In addition, we expect that certain customers could further delay their decisions to deploy their networks, which could defer their purchasing decisions into 2016 as well. The sales results for our first fiscal quarter 2015 were below expectations, primarily due to due to a pause in demand in U.S education business due to the various aspects and timing of the Federal E-Rate program. In addition, we experienced an operational challenge late in the first quarter 2015 with our third-party logistics provider and were not able to ship and take revenue in the quarter on all of the orders received and processed. Lastly, we continued to experience lower sales execution in our less-developed sales territories. Continued employee turn-over, particularly in our sales organization in North America but also elsewhere, and lower sales execution in our less-developed sales territories, could continue to impact our ability reliably to forecast revenue from quarter to quarter and to achieve operating results consistent with those forecasts.
After the initial sale to a new end-customer, we focus on expanding our relationship with the end-customer. In order for us to continue to grow our total revenue, our end-customers must make additional purchases of our products and services. Additional sales to our existing end-customer base can take the form of incremental sales of products and services, either to complete deployments already started or to deploy additional products into other areas of their business. We expect our opportunity to expand our end-customer relationships through such follow-on sales to increase if we will continue to be able to add new end-customers, broaden our product portfolio and enhance product performance and functionality. Follow-on sales lead to increased revenue over the lifecycle of an end-customer relationship and thereby significantly increasing our return on our sales and marketing investments.
Our growth strategy also contemplates increased sales and marketing investments internationally. Newly hired sales and marketing personnel require several months to establish new relationships and become productive. In addition, sales teams in international regions will attempt to sell into industry verticals and to end-customers that may not be familiar with our products and services. All of these factors will affect sales productivity. We attempt to manage our overall sales productivity through the timing of the introduction of new territories or the splitting of existing territories, the number and timing of new vertical penetration and the allocation of related headcount and go-to-market resources. As we witnessed lower-than-expected revenue in third quarter of fiscal 2014, we realized we needed to increase our overall sales capacity and address current gaps in certain territories to enable future growth. We believe our mature regions have established a repeatable sales and channel model that we can use and build upon as a template to grow our business. We intend to replicate this model in our less mature territories through a combination of hiring additional sales people, ramping our newly hired sales people to increase productivity, and continuing to develop our channel. We announced in February 25, 2015, the departure of our Senior Vice President, Worldwide Field Operations, and that we were undertaking a search for his replacement, as part of a reorganization of our sales function. In April 2015, we announced that Tom Wilburn had joined our company in this position. We continue actively to work to improve on all of these fronts, but hiring and ramping sales people and developing channels take time, so we expect this will continue to be a multi-quarter effort.
Lastly, we expect to continue to derive the majority of our sales through our channel partners. Our channel partners will play a significant role in our future growth as they identify new end-customers and expand our sales to existing end-customers. We plan to continue to invest in and better utilize and scale our network of channel partners in parallel with our sales capacity to increase sales to existing end-customers, enable our channel partners to reach new end-customers and provide services and support effectively. In April 2015, we announced a new relationship with Dell, whereby Dell will become a reseller of our Wi-Fi and cloud services, and that the companies expect to work together to execute their shared vision of cloud-managed IT to provide simplified and streamlined operations, configuration, monitoring and troubleshooting for customer networks. To support this new relationship, as well as others we may pursue, we will need to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings, which could distract management’s attention and divert existing resources from our current business. Also, there is no assurance that this relationship, or others we may pursue, will identify significant or new market opportunities or growth incremental to our existing business.
All of these efforts will require us to continue to make significant sales and marketing investments. Additionally, we will increasingly focus our resources and management attention on those channel partners best able to help us meet our growth expectations. Even so, the total number of our channel partners may nonetheless decrease over time.
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
Software Subscription and Services Revenue.   Our software subscription and services revenue consists of revenue from sales of our software subscription and services offerings that we deliver over a specified term. These offerings primarily include PCS related to our perpetual software licenses and subscriptions to HiveManager and other software applications delivered as SaaS, including related customer support, and from subsequent renewals of those contracts. Our PCS includes tiered maintenance and support services under renewable, fee-based maintenance and support contracts, which include technical support, bug fixes, access to priority hardware replacement service and unspecified upgrades on a when-and-if-available basis. Our SaaS subscriptions include comparable maintenance and support services. The higher the percentage of our end-customers that purchase SaaS subscriptions, as opposed to HiveManager and PCS, the higher our software subscription and services revenue will be as a percentage of our total revenue. We recognize software subscription and services revenue ratably over the term of the contract, which is typically one, three or five years. As a result, our recognition of software subscription and services revenue lags our recognition of related product revenue.

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
Gross Profit
Our gross profit has been and will continue to be affected by a variety of factors, including product shipment volumes, average sales prices of our products, discounts we offer to our VAR and VAD partners, the mix of revenue between products and software subscription and services, and the mix of hardware products sold, because our hardware products have varying gross margins depending on the product offering and the lifecycle of the product. Historically, our software subscription and services gross margin has been lower than our product gross margin; however, we expect our software subscription and services gross margin to increase over the long term because we expect our software subscription and services revenue to increase more quickly than our cost of software subscription and services revenue. We expect our gross margin to increase modestly over the long term, but it may decrease in any given time in the event we experience additional competitive pricing pressure. For example, competitors such as Cisco Systems and Hewlett Packard (who recently acquired Aruba Networks) have significantly greater financial resources and could determine to gain a competitive advantage over us by aggressively lowering prices. We also expect that our gross margin will fluctuate from period to period depending on the factors described above.
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
  General and Administrative.    Our general and administrative expenses consist primarily of personnel costs, including bonuses, stock-based compensation and travel expenses for our executive, finance, human resources, legal and operations employees, as well as compensation for our Board. General and administrative expenses also include fees for outside consulting, legal, audit, investor relations, and accounting service and insurance, as well as depreciation and certain allocated facilities and information technology infrastructure costs. As a public company we also have experienced increased litigation, relating both to intellectual property claims of others as well as securities claims brought by certain of our stockholders. Defending these claims, including under indemnity commitments we have made to third parties, has imposed new costs on us. We expect our general and administrative expenses to continue to increase in absolute dollars due to the additional legal, accounting, insurance, investor relations, information technology and other costs that we will continue to incur as a public company, as well as other costs associated with growing our business. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Interest Expense
Our interest expense consists primarily of interest on our indebtedness. See Note 4 of our condensed consolidated financial statements included elsewhere in this Form 10-Q for more information about our debt.
Other Income
Other income primarily consists of gains from foreign currency exchange transactions.
Provision for Income Taxes
Our provision for income taxes consists primarily of foreign tax expense due to our cost-plus agreements with our foreign entities, which guarantee foreign entities a profit, and to a lesser extent federal and state income tax expense. As of June 30, 2015 and December 31, 2014, respectively, we maintained a full valuation allowance against our domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits. We expect our provision for income taxes to increase in absolute dollars in future periods.

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Product	$30,751	$33,721	$51,231	$58,582
Software subscription and services	6,085	3,833	11,422	7,204
Total revenue	36,836	37,554	62,653	65,786
Cost of revenue(1):
Product	9,619	10,560	16,427	18,442
Software subscription and services	2,526	1,639	4,354	3,005
Total cost of revenue	12,145	12,199	20,781	21,447
Gross profit	24,691	25,355	41,872	44,339
Operating expenses:
Research and development(1)	8,883	6,833	16,393	12,971
Sales and marketing(1)	20,804	19,011	39,574	35,580
General and administrative(1)	6,206	5,135	12,453	9,972
Operating loss	(11,202)	(5,624)	(26,548)	(14,184)
Interest income	19	8	33	9
Interest expense	(173)	(459)	(927)	(924)
Other income	19	(58)	154	59
Loss before income taxes	(11,337)	(6,133)	(27,288)	(15,040)
Income tax provision	(99)	(135)	(207)	(155)
Net loss and comprehensive loss	$(11,436)	$(6,268)	$(27,495)	$(15,195)
(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$217	$73	$382	$118
Research and development	1,001	502	1,987	853
Sales and marketing	1,727	798	3,224	1,419
General and administrative	1,419	566	2,593	1,115
Total stock-based compensation expense	$4,364	$1,939	$8,186	$3,505
The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Product	83%	90%	82%	89%
Software subscription and services	17	10	18	11
Total revenue	100	100	100	100
Cost of revenue:
Product	26	28	26	28
Software subscription and services	7	4	7	5
Total cost of revenue	33	32	33	33
Gross profit	67	68	67	67
Operating expenses:
Research and development	25	19	27	20
Sales and marketing	56	51	63	54
General and administrative	17	14	20	15
Operating loss	(31)	(16)	(43)	(22)
Interest income	—	—	—	—
Interest expense	—	(1)	(1)	(1)
Other income	—	—	—	—
Loss before income taxes	(31)	(17)	(44)	(23)
Income tax provision	—	—	—	—
Net loss and comprehensive loss	(31)%	(17)%	(44)%	(23)%

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenues:
Product	$30,751	$33,721	$(2,970)	(9)%	$51,231	$58,582	$(7,351)	(13)%
Software subscription and services	6,085	3,833	2,252	59%	11,422	7,204	4,218	59%
Total revenue	$36,836	$37,554	$(718)	(2)%	$62,653	$65,786	$(3,133)	(5)%

Percentage of revenues:
Product	83%	90%			82%	89%
Software subscription and services	17%	10%			18%	11%
Total	100%	100%			100%	100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue by geographic region:
Americas	$24,818	$24,487	$331	1%	$38,911	$41,865	$(2,954)	(7)%
EMEA	9,170	8,996	174	2%	18,296	17,004	1,292	8%
APAC	2,848	4,071	(1,223)	(30)%	5,446	6,917	(1,471)	(21)%
Total revenue	$36,836	$37,554	$(718)	(2)%	$62,653	$65,786	$(3,133)	(5)%

Percentage of revenue by geographic region:
Americas	67%	65%			62%	63%
EMEA	25%	24%			29%	26%
APAC	8%	11%			9%	11%
Total	100%	100%			100%	100%
Revenue decreased $0.7 million, or 2% for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, and decreased $3.1 million, or 5% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to lower product unit shipments, partially offset by the increasing demand for our software subscription and services offerings. The decrease in revenue for the six months ended June 30, 2015 compared with the year-ago period was also primarily due to lower demand in U.S education business due to the various aspects and timing of the Federal E-Rate program.
Product revenue decreased $3.0 million for the three months ended June 30, 2015, compared to the comparable period in 2014, and decreased $7.4 million for the six months ended June 30, 2015, compared to the comparable period in 2014, primarily due to the decrease in shipments of product units, mostly our access points.
Software subscription and services revenue increased $2.3 million for the three months ended June 30, 2015, compared to the comparable period in 2014, and increased $4.2 million for the six months ended June 30, 2015, compared to the comparable period in 2014, primarily driven by the increase in sales of SaaS in connection with an increased number of our end-customers, and recognition of deferred revenue, partially offset by a slight decrease in sales of PCS due to decrease in product unit shipments.
For the three months ended June 30, 2015, as compared to the comparable period in 2014, the Americas and EMEA revenues remained flat, and APAC revenue decreased $1.2 million. For the six months ended June 30, 2015, as compared to the comparable period in 2014, the Americas revenue decreased $3.0 million, due to lower U.S. education business due to the various aspects and timing of the Federal E-Rate program, partially offset by an increase of $1.3 million in EMEA due to increased demand for our products in this region.
Cost of Revenues and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of revenues:
Product	$9,619	$10,560	$(941)	(9)%	$16,427	$18,442	$(2,015)	(11)%
Software subscription and services	2,526	1,639	887	54%	4,354	3,005	1,349	45%
Total cost of revenues	$12,145	$12,199	$(54)	—%	$20,781	$21,447	$(666)	(3)%

Gross margin:
Product	68.7%	68.7%			67.9%	68.5%
Software subscription and services	58.5%	57.2%			61.9%	58.3%
Total gross margin	67.0%	67.5%			66.8%	67.4%
Cost of revenue remained flat for the three months ended June 30, 2015, as compared to June 30, 2014, and decreased $0.7 million, or 3%, for the six months ended June 30, 2015 as compared to June 30, 2014.
Cost of product revenue decreased $0.9 million and $2.0 million, respectively, for the three and six months ended June 30, 2015 as compared to the comparable period in 2014, primarily due to the decrease in sales of our products.
Cost of software subscription and services increased $0.9 million or 54%, for the three months ended June 30, 2015, compared to the comparable period in 2014, and increased $1.3 million or 45%, for the six months ended June 30, 2015, compared to the comparable period in 2014, primarily due to the commencement of our amortization of the costs for our cloud services platform in the second quarter of fiscal 2015, and an increase in cloud operation resources as well as headcount. Our cloud operations and support headcount increased from 26 as of June 30, 2014 to 31 as of June 30, 2015.
Our gross margin was 67.0% and 67.5% for the three months ended June 30, 2015 and 2014, respectively, and was 66.8% and 67.4% for the six months ended June 30, 2015 and 2014, respectively. The decrease of gross margin was primarily driven by an increase in software subscription and services revenue as a percentage of total revenue, which has a lower gross margin than product gross margin.
Our product gross margin for the three months ended June 30, 2015 compared to the comparable period in 2014 remained flat, and decreased for the six months ended June 2015 compared to the comparable period in 2014, primarily due to product mix as the majority of our product shipments transitioned to .11ac products. In addition, our product gross margin was impacted by higher discounts provided in our international markets to offset the strength of the U.S. dollar. These decreases were partially offset by the continued improvement in our product design and supply chain management as well as efficiencies in the manufacturing costs.
For the three and six months ended June 30, 2015 compared to the comparable period in 2014, the increase in our software subscription and services gross margin was primarily due to higher growth in our software subscription and services revenue than our related cost of delivering these software subscription and services, partially offset by the commencement of our cloud services platform amortization in the second quarter of fiscal 2015.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$8,883	$6,833	$2,050	30%	$16,393	$12,971	$3,422	26%
% of revenue	25%	19%			27%	20%

Research and development expenses increased $2.1 million, for the three months ended June 30, 2015 as compared to the comparable period in 2014, primarily due to an increase of $0.8 million personnel and related costs, including stock-based compensation expense of $0.5 million, driven by our increased research and development headcount to support continued investment in our future product and service offerings, and a $1.0 million higher capitalized personnel and related costs, including wages, bonuses and stock-based compensation, for development of our cloud services platform in the second quarter of fiscal 2014.
Research and development expenses increased $3.4 million, for the six months ended June 30, 2015 as compared to the comparable period in 2014, primarily due to an increase of $2.2 million personnel and related costs, including stock-based compensation expense of $1.3 million, driven by our increased research and development headcount to support continued investment in our future product and service offerings, and a $0.5 million higher capitalized personnel and related costs, including wages, bonuses and stock-based compensation, for development of our cloud services platform in the first half of fiscal 2014. In April 2015, we completed and launched such cloud services platform and began to amortize the capitalized development costs as part of the cost of software subscription and services, over an estimated useful life of 5 years.
The remaining increase in our research and development expenses for the three and six months ended June 30, 2015 as compared to the comparable period in 2014 was mainly due to higher costs related to product certifications, depreciation expenses and certain allocated facilities. Our research and development headcount increased from 213 as of June 30, 2014 to 224 as of June 30, 2015. We expect our research and development costs to continue to increase in absolute dollars, as we continue to invest in developing new products and new versions of our existing products.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$20,804	$19,011	$1,793	9%	$39,574	$35,580	$3,994	11%
% of revenue	56%	51%			63%	54%
For the three months ended June 30, 2015 as compared to the comparable period in 2014, the increase in our sales and marketing expenses was primarily due to increases in personnel and related costs of $1.2 million, including stock-based compensation expense of $0.9 million and other employee related costs, as well as higher marketing program expenses.
For the six months ended June 30, 2015 as compared to the comparable period in 2014, the increase in our sales and marketing expenses was primarily due to increases in personnel and related costs of $3.6 million, including stock-based compensation expense of $1.8 million, headcount and other employee related costs. Our sales and marketing headcount increased from 230 as of June 30, 2014 to 237 as of June 30, 2015. We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to add sales personnel and continue marketing programs.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
General and administrative	$6,206	$5,135	$1,071	21%	$12,453	$9,972	$2,481	25%
% of revenue	17%	14%			20%	15%
For the three months ended June 30, 2015 as compared to the comparable period in 2014, the increase in our general and administrative expenses was primarily due to increases in personnel and related costs of $1.0 million, primarily stock-based compensation.
For the six months ended June 30, 2015 as compared to the comparable period in 2014, the increase in our general and administrative expenses was primarily due to increases in personnel and related costs of $2.2 million, primarily stock-based compensation expense of $1.5 million. Our general and administrative headcount increased from 77 as of June 30, 2014 to 84 as of June 30, 2015. We expect that general and administrative expenses will continue to increase in absolute dollars due primarily to costs associated with being a public company and to support the growth in our business.
Interest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest expense	$(173)	$(459)	$286	(62)%	$(927)	$(924)	$(3)	—%
The decrease in our interest expense for the three months ended June 30, 2015 as compared to the comparable period in 2014 was primarily due to the repayment of outstanding obligations under TriplePoint Capital LLC term loan credit facility and additional borrowing from Silicon Valley Bank under the revolving credit facility because the interest rate is lower under the Silicon Valley Bank revolving credit facility than the former TriplePoint Capital LLC term loan credit facility. Interest expense for the six months ended June 30, 2015 as compared to the comparable period in 2014 remained flat.

Liquidity and Capital Resources
Capital Resources
Prior to the second quarter of fiscal 2014, we funded our operations primarily through cash provided by financing activities, including private sales of equity securities and funds raised through debt financing. In April 2014, we completed our IPO which resulted in net proceeds of $80.2 million, after deducting underwriters' discounts and commissions. As of June 30, 2015, we had cash and cash equivalents of $85.4 million, $83.7 million of which was held within the United States.
As of June 30, 2015, we had $20.0 million of outstanding debt under our revolving credit facility with Silicon Valley Bank, and we were in compliance with all covenants under our loan agreement with Silicon Valley Bank.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(11,600)	$(6,346)
Net cash used in investing activities	(2,849)	(3,147)
Net cash provided by financing activities	1,770	78,383
Net increase (decrease) in cash and cash equivalents	$(12,679)	$68,890
Operating Activities
We have historically experienced negative cash flows from operating activities as we continue to invest in our business. Our largest use of cash related to operating activities is for employee-related expenditures and purchases of finished products from our contract manufacturers. Our primary source of cash flows from operating activities is cash receipts from our channel partners. Our cash flows from operating activities will continue to be affected principally by the extent to which we grow our total revenue and increase our headcount, primarily in our sales and marketing and research and development functions, in order to grow our business.
For the six months ended June 30, 2015, operating activities used $11.6 million of cash as a result of our net loss of $27.5 million, partially offset by non-cash charges of $10.1 million and a net change of $5.8 million in our net operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $8.2 million and depreciation and amortization expense of $1.6 million. The net change in our net operating assets and liabilities was primarily due to a $3.9 million decrease in accounts receivable, a $1.8 million increase in accounts payable, and a $4.8 million increase in deferred revenue as a result of an increase in sales of SaaS, partially offset by an increase of $3.6 million in cash used for inventory purchases and an increase of $1.8 million in prepaid expenses and other current assets. Our days sales outstanding, or DSO, which we define as the number of days it takes us to collect revenue after a sale has been made, based on a 90-day average, was 49 days as of June 30, 2015.
For the six months ended June 30, 2014, operating activities used $6.3 million of cash as a result of our net loss of $15.2 million, partially offset by non-cash charges of $4.5 million and a net change of $4.4 million in our net operating assets and liabilities. Non-cash charges consisted primarily of $3.5 million in stock-based compensation and $1.0 million in depreciation and amortization expense. The net change in our net operating assets and liabilities was primarily due to $7.6 million increase in accounts payable, $6.9 million increase in deferred revenue as a result of an increase in sales of SaaS, $1.7 million increase in accrued liabilities, partially offset by an increase of $6.1 million increase in accounts receivable and an increase of $5.2 million in cash used for inventory purchases. Our days sales outstanding, or DSO, which we define as the number of days it takes us to collect revenue after a sale has been made, based on a 90-day average, was 53 days as of June 30, 2014.
Investing Activities
Our investing activities have primarily consisted of purchases of property and equipment and capitalized development costs of our SaaS offerings.
For the six months ended June 30, 2015, cash used in investing activities was $2.8 million, primarily attributable to capitalization of internal software development costs for development of our cloud services platform of $1.9 million, and purchases of property and equipment of $0.9 million, relating primarily to manufacturing, research and development lab equipment and purchased software. The capitalization of internal software development costs for development of our next generation cloud services platform, HiveManager NG, represents personnel and related costs including wages and bonuses. We started to capitalize costs for development of such cloud platform from December 2013. In April 2015, we completed and launched our HiveManager NG cloud services platform and began to amortize of the capitalized costs on a straight-line basis over the estimated useful life of 5 years, as part of the cost of software subscription and services.
For the six months ended June 30, 2014, cash used in investing activities was $3.1 million and was attributable to capitalization of internal software development costs for development of our cloud services platform of $2.0 million, and purchases of property and equipment of $1.1 million, relating primarily to computer and other infrastructure equipment, testing and imaging equipment, and research and development lab equipment.
Financing Activities
Our financing activities have primarily consisted of the private placements of convertible preferred stock, issuance of debt and proceeds from exercises of stock options, as well as proceeds from the sale of common stock in our IPO in April, 2014.
For the six months ended June 30, 2015, financing activities used $1.8 million of cash, primarily as a result of a $1.4 million cash used for shares repurchased for tax withholdings on vesting of restricted stock units, offset by a $2.3 million in proceeds from employee stock purchase plan and $0.9 million in proceeds from exercise of stock options. During the three months ended March 31, 2015, we paid-off in full the $10.0 million outstanding term loans with TriplePoint Capital LLC and borrowed an additional $10.0 million under our revolving credit facility with Silicon Valley Bank.
In the six months ended June 30, 2014, financing activities provided $78.4 million of cash, primarily as a result of net proceeds of $80.2 million from our IPO in April 2014 (net of the underwriters' discounts and commissions), $0.9 million increase in net proceeds from exercises of convertible preferred stock warrants and $1.1 million in proceeds from exercises of stock options, partially offset by $3.9 million payment of legal and accounting costs related to our IPO.
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
On March 31, 2015, we amended the revolving credit facility with Silicon Valley Bank. The amendment, among other things, (i) extended the line maturity date to March 31, 2017 from June 29, 2015; (ii) removed the $3.0 million sublimit for borrowings guaranteed by the Export-Import Bank of the United States; and (iii) increased the revolving line up to $20.0 million, subject to certain conditions. The amended credit facility bears interest at a floating rate equal to the lesser of (i) LIBOR rate plus 2.25% or (ii) prime rate minus 0.5%. On March 31, 2015, we drew down the additional $10.0 million under this credit facility. As of June 30, 2015, $20.0 million under the revolving credit facility was outstanding.
The revolving credit facility contains customary negative covenants which limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate, as well as requires us to maintain a minimum adjusted quick ratio of 1.25 to 1.00 as of the last day of each month. The revolving credit facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, inaccuracy of representation and warranties. Upon an event of default, the lenders may declare all or a portion of the outstanding obligations payable by us to be immediately due and payable and exercise other rights and remedies provided for under the credit facility. During the existence of an event of default, interest on the obligations under the credit facility could be increased by 5.0%. As of June 30, 2015, we were in compliance with these covenants.
We will use loans drawn under the revolving credit facility for working capital and general corporate purposes.
In August 2013, we entered into a term loan credit facility with TriplePoint Capital that allowed us, subject to certain funding conditions, including compliance with certain covenants and the absence of certain events or conditions that could be deemed to have a material adverse effect on our business, to borrow term loans in an aggregate principal amount of up to $20.0 million.
In December 2013, we borrowed $10.0 million under the term loan credit facility under two separate loans. The stated interest rate for each loan was 10.75% and 9.75%, respectively, and was reduced to 10.25% and 9.25%, respectively, due to the completion of the IPO in April 2014. In March 2015, we elected to voluntarily repay in full all of our outstanding obligations under the term loan credit facility, along with an end-of-term payment of $0.3 million.
Off-Balance Sheet Arrangements
Through June 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
We have entered into agreements with some of our partners and end-customers that contain indemnification provisions in the event of claims alleging that our products infringe the intellectual property rights of a third party. Under these agreements, we have, at our option and expense, the ability to resolve any infringement, replace our product with a non-infringing product that is equivalent-in-function, or refund the customers the total product price. Other guarantees or indemnification arrangements include guarantees of product and service performance. We have not recorded a liability related to these indemnification and guarantee provisions and our guarantees and indemnification arrangements have not had any impact on our consolidated financial statements to date.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and our outstanding debt obligations. We had cash and cash equivalents of $85.4 million and $98.0 million as of June 30, 2015 and December 31, 2014, respectively. We held these amounts primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments.
We have outstanding debt of $20.0 million as of June 30, 2015, consisting of our borrowing under our revolving line of credit. The revolving line of credit bears interest at a variable rate. As of June 30, 2015, the interest rate under our revolving line of credit was 2.75% per annum. A hypothetical 10% change in our interest rate would have an insignificant impact on our consolidated financial statements.
Foreign Currency Risk

We denominate most of our sales in U.S. dollars and, therefore, our revenues are not currently subject to significant foreign currency risk. However, the exchange rate of the U.S. dollar to foreign currencies has strengthened significantly of late, which could continue to make the price of our products outside the United States less competitive, reducing our sales or requiring us to lower pricing for our products outside the United States in order to maintain sales and revenue performance. We denominate our operating expenses in the currencies of the countries in which our operations are located, including in EMEA and APAC, and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not used derivative financial instruments to mitigate our exposure to foreign currency exchange risks. A hypothetical 10% change in foreign currency exchange rates applicable to our business would have an insignificant impact on our consolidated financial statements.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information set forth under the “Contingencies” subheading in Note 5 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
In evaluating Aerohive and our business, you should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. If any of the following or other risks occur, our business, financial condition, operating results, and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business
We have a history of losses and we may not achieve profitability in the future.
We have a history of losses. We have never achieved profitability on a quarterly or annual basis, and we do not expect to be profitable for the foreseeable future. We experienced net losses of $33.2 million, $30.6 million and $27.5 million for fiscal year 2013, 2014, and the six months ended June 30, 2015, respectively. As of June 30, 2015, our accumulated deficit was $178.4 million. We expect to continue to incur operating losses as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel, including specifically personnel relating to sales and marketing, and investments in channel and product development and support. If we fail to increase our revenue and manage our cost structure, we may not achieve or sustain profitability in the future. This could also require us to continue to use available cash to support our investments and ongoing operations. As a result, our business and prospects, and how investors view and value our common stock, would be harmed.
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
Our quarterly and annual operating results have fluctuated significantly in the past and we expect will continue to fluctuate significantly in the future. In particular, the timing and size of sales of our products and services are highly variable and difficult to predict and can result in significant fluctuations in our revenue from period to period. Other participants in our industry have also experienced these fluctuations. As a result, our future results in any particular period or over any extended period may be difficult for us, our investors and analysts to predict.
In addition, our planned expense levels depend in part on our expectations of future revenue. We may choose to increase levels of investment in areas such as R&D, sales and marketing, despite near-term fluctuations in revenue, in order to position us for continued growth. In addition, because any substantial adjustment to expenses to account for lower levels of revenue may be difficult and may take time to implement, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenue. In such instances, even a small shortfall in revenue could disproportionately and adversely affect our operating margin, operating results and use of cash for a given quarter.
Our operating results may also fluctuate due to a variety of other factors, both within and outside of our control and which we may not foresee, or others which we may foresee but not effectively manage, including the changing and volatile domestic and international economic environments, and demand for our products in general and from any particular vertical which may be a target market for our products, and any of which may cause our stock price to fluctuate. In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include:

•
fluctuations in demand for our products and services, including seasonal variations, especially in the education vertical where purchasing in the United States is typically stronger in the second and third quarters and weakest in the fourth quarter and where purchasing at any time may depend on the availability of funding, including fluctuations based on government sponsored initiatives, including the timing and availability of funding for schools under the FCC’s E-Rate program and the decisions of schools to defer purchases in anticipation of the availability of such funding or due to a decision to delay product deployments;

•	the sequential expansion of our operating performance typically from the first quarter to the second quarter, and our ability to sustain that expansion in subsequent quarters;

•	our ability to hire, train, develop, integrate and retain a sufficient number of skilled sales and engineering employees to support our continued growth, including internationally;

•	turn-over of our skilled sales and engineering employees, including internationally;

•	the complexity, length and associated unpredictability of our sales cycles for our products and services;

•	changes in end-customers’ budgets for technology purchases and delays in their purchasing decisions and cycles;

•	technical challenges in end-customer networks, which may be unrelated to our products, which could delay adoption and installation of our products and purchases of our services;

•	our ability to develop and sustain sales capacity across all our sales territories;

•	changing market conditions;

•	changes in the competitive dynamics of our target markets, including new entrants, further consolidation and pricing trends;

•	variation in sales channels, product costs, prices or the mix of products we sell;

•	our contract manufacturers’ and component suppliers’ ability to meet our product demand forecasts on time, at acceptable prices, or at all;

•	our ability to develop and make more productive relationships with our channel partners and our channel partners’ ability to effectively develop sales opportunities and distribute our products;

•	the timing of our product releases or upgrades by us or by our competitors, such as next generation products or product features;

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

•
the potential need to record additional inventory reserves for products that may become obsolete or slow moving due to our new product introductions, changes in end-customer requirements, new competitive product or service offerings or our over-estimation of demand for such products as of any particular period;

•
our decision to continue or increase our investments in sales, marketing, engineering and other activities in response to changes in the marketplace or perceived marketplace opportunities or in anticipation of or to position us for future growth;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase while also continuing to invest in sales, marketing, engineering and other activities;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

•	growth in our headcount, including hiring related to our status as a public company and hiring to support any future growth in our business, especially skilled sales and engineering employees;

•	volatility in our stock price, which may lead to higher stock compensation expenses or harm our ability to effectively incentivize our employees using stock-based compensation;

•	the ability of our competitors, including those with greater financial resources, to drive down pricing on our products and services;

•	our ability to achieve as of any particular period or over time a level of financial performance consistent with the expectations of our investors and industry analysts; and

•	general economic or political conditions in our domestic and international markets.

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
Our revenue fluctuates on a seasonal basis, which affects the comparability of our results between periods. For example, our total revenue has historically increased significantly in the second quarter compared to the first quarter, primarily due to the impact of increased seasonal demand by end-customers in the education vertical, which has historically carried over into our third quarter. We also historically have seen a sequential increase in our fourth quarter from our third quarter total revenue due to end-of-year spending by enterprise customers. Our total revenue has historically decreased from our fourth quarter to the first quarter of our next fiscal year, also due to seasonal buying patterns and budget cycles within both our education vertical and general enterprise end-customers. Demand in the education vertical tends to be weakest in the fourth quarter. However, we also historically have seen a sequential increase in end-of-year purchases by enterprise customers in our fourth quarter, which we believe is mainly due to an expectation to complete purchases within their calendar-year budget cycle. These seasonal variations are difficult to predict accurately and at times may be entirely unpredictable. In addition, the sequential expansion of our operating performance from the first quarter to the second quarter, we typically experience, creates execution and delivery challenges in subsequent quarters. Our ability to sustain that expansion in subsequent quarters, particularly in our less-developed sales territories, introduces additional risk into our business and our ability accurately to provide our own publicly stated revenue and earnings forecasts. In addition, we rely upon forecasts of end-customer demand to build inventory in advance of anticipated sales. We believe our past growth has, in part, made our seasonal patterns more difficult to discern, making it more difficult for us to predict future seasonal patterns and, therefore, forecast product demand and inventory requirements. Moreover, part of our strategy is to increase our sales in non-education verticals, and if our sales mix changes the seasonal nature of our revenue may change in an unpredictable way, which could increase the volatility of both our financial results and stock price.
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
If our competitors offer services or provide technologies or application platforms superior to our cloud-managed platform, alone or as part of a more integrated offering or at reduced pricing, it would have a material adverse effect on our business, operating results and financial condition. Our target end-customers could discontinue use of wireless networking technology, the use of wireless networking-enabled mobile devices could decrease or wireless networking could cease to be the preferred connectivity option for our target markets. As a result, demand for our products, services and applications may not continue to develop as we anticipate, or at all, and the value of our stock could decline.
A significant portion of our sales is concentrated in the education vertical, which may cause us to have longer sales cycles, and be subject to program funding constraints.
A significant portion of our revenue is concentrated in the education vertical. The majority of our sales in education is concentrated in both public and private K-12 institutions. This vertical is characterized by long sales cycles and often requires additional sales efforts. In addition, this vertical typically operates on limited budgets, and depends on annual budget approvals, which add additional uncertainty to the sales cycle. For example, the U.S. federal government is providing supplemental funding to local school districts in conjunction with its ConnectEd initiative to assist districts to upgrade their technical infrastructure, including Wi-Fi infrastructure. The announced incremental federal funding is significant and would be available over a five-year period, beginning in the second half of 2015. However, this program, its eligibility criteria, the timing and specific amount of federal funding actually available and which Wi-Fi infrastructure and product sectors will benefit, are uncertain and subject to federal program guidelines and funding appropriation. Corresponding funding appropriation by respective states and local districts is also uncertain, and even upon such appropriation local districts must still then submit and have approved applications consistent with the final timing and eligibility requirements of the federal program. We also believe that the prospect of federal funding has caused some K-12 institutions to delay or defer near-term transactions to purchase our products. For example, we believe that the availability of federal funding later in 2015 under the ConnectEd program continues to cause some K-12 institutions to defer to later in 2015 (and even into 2016) spending decisions we typically would see in the first and second quarters of 2015, which will continue to impact our revenue forecasts and create greater uncertainty regarding our operating performance for these periods. These are specific examples of the many factors which add additional uncertainty to our future revenue from our education end-customers.
Our sales cycles often require significant time, effort and investment and are subject to risks beyond our control.
Our sales efforts can take several quarters, and involve educating our potential customers about the applications and benefits of our products, including the technical capabilities of our products and associated applications and services, and recruiting and developing our channel partners. In our newly developing sales territories, including those territories where we continue to have turn-over, we have experienced slower-than-expected sales growth. As a result, we are increasing our investment in these territories, which may take significant time and effort in order to realize growth. Sales to the education vertical are an important channel for us, and can involve an extended sales cycle. In addition, sales to our enterprise customers may also involve an extended sales cycle, and often initial purchases are small. Purchases of our products are also frequently subject to our end-customers’ budget constraints, multiple approvals, unplanned administrative processing and other risks and delays. Moreover, the evolving nature of the market may lead prospective end-customers to postpone their purchasing decisions pending resolution of wireless networking or other standards, or wait for adoption of technology developed by others. In addition, we pay our sales staff commissions upon receiving orders; however, we typically recognize revenue on products only after the products are shipped to end-customers, or until certain other terms of sales are satisfied. As a result, the cost of obtaining sales, including paying sales commissions, may occur in a fiscal period prior to the fiscal period in which we may recognize revenue from a sale, which may cause additional fluctuations in our operating results and cash flows and balances from quarter to quarter.
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
Developing our products is challenging and involves substantial commitment of resources and significant development risk. Each phase in our product development presents serious risks of failure, rework or delay, any one of which could impact the timing and cost-effective development of products, and each of which could affect our ability to take advantage of a business opportunity or could jeopardize end-customer acceptance of the product. We have experienced in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. For example, we are currently developing the next versions of our Wi-Fi hardware, including our .11ac “Wave 2” products, and our HiveManager NG, cloud services platform providing cloud-delivered network management applications and, on-premises network management appliances, as well as supporting data structures, analytics and APIs. These are complex technical undertakings and subject to many variables and risks of delay. For example, we announced in August 2015 that our Wave 2 .11ac products, which we had expected to be commercially available in the second half of 2015, would not likely be available until early 2016. In addition, the introduction of new or enhanced products requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices, and ensure that new products can be timely delivered to meet our end-customers’ demand and to limit inventory obsolescence. Further, after delivery of new products, we may identify and must timely address performance issues as the products are used in the field. If we do not carefully manage the timing of our new products or product feature releases, and effectively support the new products and product feature releases, we could interfere with our end-customers’ continued purchases of our legacy product offerings and disrupt the pricing environment for our new and legacy products, which could drive down our revenues and operating margins. As a result, we may not be successful in modifying our current products or introducing new products in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results and prospects would be materially harmed. In addition, a substantial portion of our research and development efforts is located in Hangzhou, China, subjecting us to risks associated with international development efforts, including increased difficulty overseeing such operations, local, national and international instability, differing labor laws, our ability to protect and prevent competitive misuse of product development efforts, including intellectual property critical to our business, and our ability to train, develop and retain our key personnel.
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
The exchange rate of the U.S. dollar to foreign currencies has strengthened significantly of late, which has required us to reduce pricing for our products outside the United States in order to maintain sales and revenue performance, but at lower gross margins for those products.
In addition, the market for wireless networking products is characterized by rapid innovation and declining average sales prices as products mature in the market place. Even if we are successful in launching new products, competition may continue to increase in the market segments in which we compete, which would likely result in increased pricing competition. To retain our average margins, we are required to continuously update our products and introduce new products and reduce our manufacturing and sales-related costs and expenses, and we could fail to accomplish this. In addition, the sales prices for our products and services may decline for a variety of reasons, including sales strategy, competitive pricing pressures, customer demand, discounts, a change in our mix of products and services, including seasonal changes in our end-customers’ ordering practices, anticipation of the introduction of new products or services and decisions by end-customers to defer purchases, or promotional programs. For example, we may introduce new products or offerings at lower price points than competitive offerings or our own legacy offerings to help drive the adoption of our new products and this may adversely affect our revenues and operating margins. Larger competitors, , such as Cisco/Meraki and Hewlett-Packard/Aruba, with significantly greater financial resources and/or more diverse product and service offerings may reduce the price of their products or services that compete with ours or may bundle them with other products and services. If we do not similarly reduce our product manufacturing costs, our margins will decline. Alternatively, we would need to reduce our prices for such products or services in order to remain competitive, which would also cause our margins (and revenue) to decline. Any such declines in our gross margins or revenue could have an adverse impact on the value of our common stock.

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
Most of our end-customers utilize our cloud-managed networking platform to access our applications through the Internet, rather than access our application through a physical device or virtual machine that our end-customers host on their premises. As our business grows, we must increase the capacity of our cloud-managed solutions and continue to develop new and innovative solutions that meet the needs of our end-customers. Demand for our cloud-managed solutions could decline if we are not able to offer sufficient capacity, or if confidence in the security of cloud-managed solutions in general, or our platform in particular were to decline. In addition, a significant feature of our platform will be the ability to collect and analyze user data through applications specific to particular industry vertical and use cases. Regulatory changes relating to the use of end-customer data, including requirements relating to data privacy and security, or shifting societal norms regarding data privacy and security, could affect market demand for, and our ability to deploy, our platform. Moreover, although our end-customers do not immediately lose network functionality if cloud-connectivity fails, if our ability to deliver services through the cloud were interrupted repeatedly or for an extended period, our reputation could be damaged and confidence in our platform would likely decline, causing our revenue to decline.

We plan to target new industry verticals and geographies to diversify our end-customer base and expand our channel relationships, which could result in higher research and development and sales and marketing expenses, and if unsuccessful could reduce our operating margin.
Part of our strategy is to target new industry verticals and geographies. Currently, we focus a significant portion of our business on the education and retail verticals, and to a lesser extent healthcare, which may depend on developing new products targeted to such sectors. In addition, we also plan to continue to expand to additional countries beyond those in which we currently operate. We also intend to develop new channel relationships to reach additional end-customers to further diversify our revenue base. Targeting new industry verticals and geographies and developing customized products and partnerships, including our channel partners, targeted to these industry verticals and geographies may be expensive, require us to attract, train, develop, integrate and retain qualified employees and key sales personnel, and increase our research and development costs, as well as our sales and marketing expenditures. We must also further develop and make more productive relationships with our channel partners and our channel partners’ ability to effectively distribute our products, which requires specific investments and additional dedicated resources. We do not know if we will be successful in any of these efforts, or whether the level of success we achieve will justify the additional spending and specific investments and dedicated resources required. For example, we announced in April 2015 a new relationship with Dell Inc., whereby Dell will become a reseller of Aerohive’s Wi-Fi and cloud services, and that the two companies expect to work together to execute their shared vision of cloud-managed IT to provide simplified and streamlined operations, configuration, monitoring and troubleshooting for customer networks. To support this new relationship, we will need to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings, which could distract management’s attention and divert existing resources from our current business. There is no assurance that this relationship will identify significant or new market opportunities or growth incremental to our existing business. If our channel strategy, or particular channel partner initiatives or investments, such as with Dell or others we may identify, are unsuccessful, our operating margin would be harmed, which could adversely affect the value of our common stock.
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

Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply and timing. Any manufacturing or shipping disruption by these third parties could severely impair our ability to fulfill orders. If we are unable to manage our relationships with these third parties effectively, or if these third parties suffer delay or suffer manufacturing disruptions for any reason, experience increased manufacturing lead-times, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery and quality purposes, our ability to ship products to our end-customers would be severely impaired and our reputation and our relationship with our VADs and end-customers would be seriously harmed. Additionally, labor unrest or disruption to trade or the expected movement of our product could delay delivery of our products by third parties, or by us to our channel partners and end-customers, which could significantly delay revenue or increase our costs significantly and in ways we cannot currently anticipate. Any natural disaster, political instability, labor disruption or foreign relationship crisis could also disrupt these relationships or delay delivery of our products.
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
Our manufacturing partners procure components and assemble our products based on our demand forecasts, which represent our estimates of future demand for our products. We base these estimates upon historical trends and the assessment of our sales and product management functions of end-customer demand and overall market conditions. We rely on our manufacturing partners to select and source the component parts within our products. We do not choose or contract directly with the component parts providers and do not have manufacturing contracts that guarantee us any fixed access to such component parts, or at specific pricing. This absence any relationship between us and the component suppliers or direct and long-term component supply contracts may increase the risk of issues relating to the quality, performance or operability of such component parts and our exposure to shortages of component availability and to price fluctuations related to the raw material inputs for such components, foreign exchange adjustments and other factors.
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
As of June 30, 2015, we had approximate 640 channel partners under contract with which we have direct relationships, through which we make virtually all of our sales. We had over 600 channel partners as of March 31, 2015, and 680, 690 and 690 channel partners as of December 31, September 30 and June 30, 2014, respectively. These channel partners consist of VADs, and value-added resellers, or VARs. We believe that establishing and maintaining successful relationships with these channel partners is, and will continue to be, important to our financial success. Recruiting and retaining qualified channel partners and training them in our technology and product offerings require significant time and resources. Additionally, we need to recruit and develop different qualified channel partners for different geographic regions and markets. To develop and expand our channel, we must continue to scale and improve our processes and procedures that support our channel partners, including investment in systems and training. Additionally, we will increasingly focus our resources and attention on those channel partners best able to help us meet our growth expectations. As a result, the total number of our channel partners may over time not maintain current growth rates or may even decline.
Existing and future channel partners will only work with us if we are able to provide them with competitive products at prices and on terms that are attractive to them. If we fail to maintain the quality of our products or to update and enhance them, and at reasonable pricing, existing and future channel partners may elect to work instead with one or more of our competitors.
We sell to our channel partners typically under a contract with an initial term of one year, with one-year renewal terms based on compliance with our program requirements. Our contracts generally require payment by the channel partner to us within 30 to 45 calendar days of the date we issue an invoice for such sales. We typically do not have minimum purchase commitments from our channel partners, and our contracts with channel partners do not prohibit them from offering products or services that compete with ours, including products they currently offer or may develop in the future and incorporate into their own systems. Some of our competitors may have stronger relationships with our channel partners than we do and we have limited control, if any, as to whether those partners use our products, rather than our competitors’ products, or whether they devote resources to market and support our competitors’ products, rather than our offerings.
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
We expect to continue to sell our products in new geographic markets where we do not have significant current business or existing territories where our business results may be uneven or opportunistic from quarter to quarter, as well as to target a broader customer base in existing or new territories and markets. To succeed in certain of these markets, we will need to develop and manage new sales channels and distribution arrangements, and attract, hire, train and retain sales personnel with relevant channel and distribution experience. In the past we have seen slower than expected growth in new and certain existing sales territories. Because we have limited experience in developing and managing such channels, we may not be successful in further penetrating certain geographic regions or reaching a broader customer base. Failure to develop or manage additional sales channels effectively would limit our ability to succeed in these markets and could adversely affect our ability to grow our business.
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
The EU model has been replicated substantially or in part in various jurisdictions outside the U.S., including in certain Asia-Pacific Economic Cooperation countries. Changes in European data protection regulations, including the proposed General Data Protection Regulation, or GDPR, may also introduce new or additional require operational requirements for companies that receive personal data, which may differ from than those currently in effect in the European Union which may also include significant additional compliance requirements and increased penalties for non-compliance. Further, some countries may require separate and local storage and processing of data that could limit certain of our product applications and solutions and increase the cost and complexity of selling our solutions or maintaining our business operations in those jurisdictions. The introduction of new solutions or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. For instance, our ConnectEd program may subject us to additional privacy and data use restrictions under U.S. federal, state, and local laws and regulations relating to the processing of data relating to students or children.
The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and these laws and regulations may be interpreted and applied inconsistently from country to country, and inconsistently with our current policies and practices, and may be contradictory with each other. In addition to government regulation, privacy advocacy groups and industry groups have adopted and are considering the adoption of various self-regulatory standards and codes of conduct that, if applied to our or our customers’ or end-customers’ businesses, may place additional burdens on us and our customers and end-customers, which may further reduce demand for our subscriptions and harm our business.
While we work to comply with all applicable data protection laws, regulations, standards, and codes of conduct, as well as our own posted privacy policies and contractual commitments to the extent possible, any failure by us to comply with these could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, fines or demands that we modify or cease existing practices, damage to our reputation and loss of goodwill (both in relation to existing and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance and business. Data protection regulators within the United States, the EU and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities. There are proposals to increase the maximum level of fines that EU regulators may impose to the greater of €100 million or 5% of worldwide annual sales. Such fines are in addition to the rights of individuals to sue for damages in respect of any data privacy breach which has caused them to suffer loss. Such actions against our partners, including third-party providers of data analytics services, could also affect our operating performance, including demand for our products and cloud-managed solutions and, if these or other third-party vendors violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have a material and adverse effect on our business. Additionally, there is a risk that failures in systems designed to protect private, personal or proprietary data held by us will allow such data to be disclosed to or seen by others, resulting in potential regulatory investigations, enforcement actions, or penalties, remediation obligations and/or private litigation by parties whose data were improperly disclosed. There is also a risk that we could be found to have failed to comply with U.S. or foreign laws or regulations regarding the collection, consent, handling, transfer, or disposal of such privacy, personal or proprietary data, which could subject us to fines or other sanctions, as well as adverse reputational impact.
Evolving and changing privacy laws, regulations and societal norms, including evolving and changing definitions of personal data and personal information, within the European Union, the United States and elsewhere, especially relating to classification of IP addresses, MAC addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting our product development and strategic partnerships that may involve the collection, sharing and use of end-user data. Even the perception of privacy concerns, failures to secure data, or inadequate data protection, whether or not valid and whether or not owing to any action or inaction on our part, may harm our reputation and inhibit adoption of our products, applications and services by current and future end-customers.
Our international operations expose us to additional business risks and failure to manage these risks may adversely affect our international revenue.
We derive a significant portion of our revenue from end-customers and channel partners outside the United States. For the six months ended June 30, 2015 and 2014, we attributed 41% and 40% of our revenue to our international end-customers and channel partners. As of June 30, 2015, approximately 58% of our full-time employees were located outside of North America, with 29% located in China. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources.
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

•
added legal compliance obligations and complexity, including complying with varying local labor, compensation and tax and securities law as well as specific and evolving local requirements regarding data protection;

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

•
differing technical and environmental standards, data protection and telecommunications regulations and certification requirements, which could prevent the import, sale or use of our products or SaaS offerings in such countries;

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
Our cash and cash equivalents were $85.4 million as of June 30, 2015, which we primarily held in money market funds. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Any deterioration in the United States and global credit and financial markets is a possibility, which could cause losses or significant deterioration in the value of our cash, cash equivalents or possible investments. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents and possible investments, which may affect our ability to fund future obligations. Further, unless and until the current U.S. and global political, credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our business, operating results and financial condition.

System security risks, data security incidents and cyber-attacks could compromise our or our end-customers’ information including proprietary information and end-customer information and disrupt our internal operations, which could cause our business and reputation to suffer and adversely affect our stock price.
In the ordinary course of business, we store sensitive data, as well as our proprietary business information and that of our end-customers, suppliers and business partners. The secure maintenance of this information, and our ability to protect our network from interruption or damage from unauthorized entry, computer viruses or other events beyond our control, is critical to our operations and business strategy. While we believe we use certain proven applications designed for data security and integrity, we are in the process of developing and strengthening our information security program, despite the implementation of security measures, our infrastructure or systems may be vulnerable to hackers, computer viruses, worms, other malicious software programs or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade public and private data networks.
Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. Our information technology and infrastructure may be vulnerable to penetration or attacks by computer programmers and hackers, software bugs or other technical malfunctions, or other disruptions. Due to our business model and the location of some of our development centers, we have faced and are likely to face threats that target both our internal systems and our solutions, which, in turn, may threaten our end-customers' networks, devices, applications and data. In addition, our employees could breach our data security measures and misuse such data or other information, whether through error or misconduct. Any such data security incident, whether external or internal in origin, could compromise our networks, including our cloud-managed platform, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be improperly accessed, publicly disclosed, lost or stolen, which could subject us to liability to our end-customers, suppliers, channel and business partners and others, and cause us reputational and financial harm. Additionally, an effective attack on our solutions could disrupt the proper functioning of our solutions, allow unauthorized access to sensitive, proprietary or confidential information of ours or of our end-customers, disrupt or temporarily interrupt customers' networking traffic, or cause other destructive outcomes, including the theft of information sufficient to engage in fraudulent financial transactions or compromise other sensitive information. Because the techniques used by computer programmers and hackers, many of whom are highly sophisticated and well-funded, to access or sabotage networks change frequently and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. This could delay our response or the effectiveness of our response and impede our sales, manufacturing, distribution or other critical functions and ability to limit our exposure to third-party claims and potential liability. If any of these types of data security incidents were to occur or to be believed to have occurred, or if we were to be unable to timely respond to protect sensitive data or other proprietary or non-public data, our relationships with our business partners and end-customers could be materially damaged, our reputation and brand could be materially harmed, use of our solutions could decrease, and affected end-customers or government authorities could initiate legal or regulatory action against us in connection with such incidents, which could cause us to incur significant expenses and liability or could result in orders, judgments, or consent decrees forcing us to modify our business practices. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web-based solutions we offer, and operate in more countries.
In addition, if an actual or perceived data security incident occurs in our network or in the network of an end-customer of one of our solutions (particularly our cloud-based offerings), regardless of whether the incident is attributable to our solutions, the market perception of the effectiveness of our solutions could be harmed. We may also be required to expend significant financial and operational resources in an effort to secure our systems and our and our customers’ data from security threats and hazards. Further, real or perceived defects or errors in our solutions (particularly in our cloud-based offerings, due to cloud-based offerings sometimes being perceived as being inherently less secure) could result in claims by channel partners and end-customers for losses that they sustain, including potentially losses resulting from the data security incident affecting our systems, our end-customers' networks and/or downtime of those networks. If channel partners or end-customers make these types of claims, we may be required, or may choose for customer relations or other reasons, to expend additional resources in order to help correct the problem, including warranty and repair costs, process management costs and costs associated with re-manufacturing our inventory. The economic costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software systems and security vulnerabilities could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the programmer or hacker, which may be difficult for us to identify.
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
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and interruptions by man-made problems, such as network data-security incidents, computer viruses or terrorism.
Our corporate headquarters are located in Silicon Valley, and substantially all of our contract manufacturers are located in eastern Asia, both regions known for seismic activity. A significant natural disaster, such as an earthquake, a fire or a flood, occurring near our headquarters, or near the facilities of our contract manufacturers, could have a material adverse impact on our business, operating results and financial condition. Despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins, denial of service attacks, and other disruptions and data security incidents arising from unauthorized tampering with our products or from internal or external threats. In addition, natural disasters, acts of terrorism or war could cause disruptions in our or our end-customers’ or channel partners’ businesses, our suppliers’ and manufacturers’ operations or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy or incident response plan or comprehensive written information security plan in place and do not currently require that our manufacturing partners have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ and/or our manufacturers’ ability to timely deliver our products and product components, or the deployment of our products, our business, operating results and financial condition would be adversely affected. We do maintain what we believe are commercially reasonable levels of business interruption insurance. However, we cannot assure you that such insurance would adequately cover our losses in the event of a significant disruption in our business.
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
On June 21, 2012, we entered into a revolving credit facility with Silicon Valley Bank, which we refer to, as amended, as our revolving credit facility. In March 2015, we entered in to an amendment of the revolving credit facility that extended our borrowing capacity from $10.0 million to $20.0 million. As of June 30, 2015, we have drawn $20.0 million under this revolving credit facility.
On August 23, 2013, we entered into a credit facility with TriplePoint Capital, which we refer to as our term loan credit facility. The credit facility provided for term loans of up to $20.0 million. In March 2015, we repaid all outstanding loans under the term loan credit facility and terminated the facility.
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
Our main competitors include general networking vendors, such as Cisco/Meraki and Hewlett-Packard/Aruba Networks and Fortinet/Meru Networks, whose broad networking portfolios include enterprise mobility solutions they have acquired or may acquire in the future. Such vendors can offer customers and resellers a broader portfolio of products than we can offer, which some customers may prefer, and can use their broader offerings to provide additional financial and technical incentives for customers to purchase their products. We also compete with independent Wi-Fi vendors, such as Ruckus Wireless and

Xirrus Inc., who are primarily focused on wireless access products. Such companies may expand their product offerings over time, or, with greater resources, able more effectively and opportunistically to target emerging markets or market opportunities, becoming more difficult competitors for us. We expect competition to intensify in the future as other companies introduce new products into our markets. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, our market share, any of which would likely seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, there could be a material and adverse effect on our competitive position, revenue and prospects for growth.
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
There has been a trend toward industry consolidation in our markets for several years as companies attempt to strengthen or hold their market positions in an evolving industry, and as companies are acquired or are unable to continue operations. Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they individually had offered. For example, in November 2012, Cisco Systems acquired Meraki Networks. In 2014, Juniper Networks announced that it was exiting its wireless networking business as part of a strategic partnership with Aruba Networks. In April 2014, Zebra Technologies announced that it would buy the enterprise business of Motorola Solutions. In March 2015, Hewlett-Packard announced that it would acquire Aruba Networks. In July 2015, Fortinet, Inc. completed its acquisition of Meru Networks. Such or similar consolidation or strategic partnerships may continue in the future. The companies or alliances resulting from these possible consolidations may create more compelling or bundled product platform bringing together a unified product, security and applications offering, as well as being able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, channel coverage, technology or product functionality. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized technology companies such as ourselves and, consequently, customers’ willingness to purchase from us. Companies that are strategic alliance or channel partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors, with more efficient cost structures that are better able to compete as sole-source vendors for our end-customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results and financial condition.
Demand for our products and services depends in part on the continued growth of the industries in which we participate, and the failure of these industries to expand or the timing of their transactions could harm our operating results.
We currently target K-12 and higher education, retail, distributed enterprise and, to a lesser extent, healthcare end-customers. We sell into verticals such as finance, manufacturing, utilities, telecom, state and local government, transportation, legal, accounting, architecture, engineering and construction. In the event any of the specific sectors we target fails to expend on wireless networking, our operating results could be harmed. For example, the education sector is faced with limited resources to spend on technology purchases. In North America the U.S. government’s E-Rate program starting on July 1, 2015 is expected to provide a significant portion of the funding used by schools to purchase our solutions. If this sector does not continue to expand expenditures on technology in general, and wireless networking in particular, our business could be harmed. If the E-Rate program is discontinued or receives a lower level of funding our business could also be harmed. In addition, purchasing decisions by schools may depend on the availability or expectation of funding, including the timing and availability of funding for schools under the FCC’s E-Rate program. For example, in addition to our normal seasonality, we continue to see schools defer purchases to later 2015 (and into 2016), in anticipation of the availability of such funding and due to decisions to delay product deployment. Such deferrals and delays can cause fluctuations and increased seasonal variations in demand for our products and services in the education vertical, making more difficult our ability to forecast our operating performance and achieve revenue and other operating results based on those forecasts. The sales results for our first fiscal quarter 2015 were below expectations, primarily due to a pause in demand in U.S education business due to such various aspects and timing of the Federal E-Rate program. In addition, we experienced an operational challenge late in the first quarter 2015 with our third party logistics provider and were not able to ship and take revenue in the quarter on all of the orders received and processed. More generally, for our enterprise sales we rely upon the continued expansion of the creation of small and branch offices, and the acceptance of teleworking and mobile networking. If remote access to corporate resources and the demand for high-speed wireless networks ceases to expand, diminishes, or is deferred our business would be harmed.
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
Software subscription and services revenue, consisting of sales of new or renewal subscription and support and maintenance contracts, accounts for a significant portion of our revenue, comprising of 9% of total revenue for fiscal 2013, 12% of total revenue for fiscal 2014 and 18% of total revenue for the six months ended June 30, 2015, respectively. Service revenue might decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our offerings, the prices, pricing and changes in the scope of our offerings, the prices of products and services offered by our competitors and reductions in our end-customers’ spending levels. If our sales of new or renewal subscription and support and maintenance contracts decline, or we are not able to manage efficiently increased transaction volumes, our revenue and revenue growth may decline and our business will suffer. In addition, we currently recognize service revenue ratably over the term of the relevant service period, which is typically one, three or five years. As a result, much of the service revenue we report each fiscal quarter is the recognition of deferred revenue from service contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time and the associated revenue we recognize could be lower in any particular quarter.
If we fail to comply with environmental requirements, our business, financial condition, operating results, and reputation could be adversely affected.
We are subject to various local, state, federal, and international environmental laws and regulations, including laws governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment. Examples of these laws and regulations include the European Union (EU), Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS), and the EU Waste Electrical and Electronic Equipment Directive (WEEE Directive), as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway, and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.
The EU RoHS and the similar laws of other jurisdictions limit the content of certain hazardous materials, such as lead, mercury and cadmium in the manufacture of electrical equipment, including our products. Currently, our products comply with the EU RoHS requirements. However, if there are changes to these or other laws (or their interpretation) or if new similar laws or requirements are passed in other jurisdictions, we may be required to reengineer our products to use components compatible with these regulations. This reengineering and component substitution could result in additional costs to us or disrupt our operations or logistics or delay our ability to sell our products.
The EU WEEE Directive requires electronic goods producers to register as a WEEE producer and be responsible for the collection, recycling, and treatment of such products. Changes in interpretation of the directive may cause us to have additional regulatory requirements to meet in the future in order to comply with this directive, or with any similar laws adopted in other jurisdictions.
We are also subject to environmental laws and regulations governing the management of hazardous materials, which we use in small quantities in our engineering labs. Our failure to comply with past, present, and future similar laws could result in reduced sales of our products, substantial product inventory write-offs, reputational damage, costs, penalties, third party property damage, and other sanctions, any of which could harm our business and financial condition. We also expect that our products will be affected by new environmental laws and regulations on an ongoing basis, imposing greater compliance costs, and increasing risks and penalties associated with violations, which could harm our business. To date, our expenditures for environmental compliance have not had a material impact on our results of operations or cash flows, and although we cannot predict the future impact of such laws or regulations, they will likely result in additional costs and may increase penalties associated with violations or require us to change the content of our products or how they are manufactured, which could have a material adverse effect on our business, operating results, and financial condition.
New regulations or standards or changes in existing regulations or standards in the United States or internationally related to our products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, results of operations and future sales, and could place additional burdens on the operations of our business.
Our products are subject to governmental regulations in a variety of jurisdictions. In order to achieve and maintain market acceptance, our products must continue to comply with these regulations as well as a significant number of industry standards. In the United States, our products must comply with various regulations defined by the Federal Communications Commission, or FCC, Underwriters Laboratories and others. We must also comply with similar international regulations in order for our products to be certified for use in such countries. For example, our wireless communication products operate through the transmission of radio signals and radio emissions are subject to regulation in the United States and in other countries in which we do business. In the United States, various federal agencies, including the Center for Devices and Radiological Health of the Food and Drug Administration, the FCC and various state agencies have promulgated regulations that concern the use of radio/electromagnetic emissions standards. Member countries of the European Union and individual countries in the Asia Pacific region have enacted similar standards concerning electrical safety and electromagnetic compatibility and emissions and chemical substances and use standards.
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
Our products utilize software modules licensed to us by third-party authors under open source licenses, including as incorporated into software we receive from third party commercial software vendors. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, updates, warranties, or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software that we use. We are in the process of developing tools and policies to review and monitor our use of open source software. Until we have completed and finally implemented these tools and policies, we may not be able to identify all of the risks regarding our use of open source software. If we combine our proprietary software with open source software or modify such software in a certain manner, we could, under certain open source licenses, be required to release portions of the source code of our proprietary software to the public. This could allow our competitors to create similar products with lower development effort and time, and ultimately could result in a loss of product sales for us.
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
The trading price of our common stock has fluctuated substantially. From the date of our initial public offering in March 2014 through June 30, 2015, the high and low trading price for our common stock as reported by the New York Stock Exchange ranged between a high of $12.23 and a low of $3.43. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock, since you might not be able to sell your shares at or above the price you paid.
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
Our directors and executive officers and stockholders holding more than 5% of our capital stock and their affiliates, excluding stockholders and affiliates holding between 5% and 10% of our capital stock not affiliated with any of our officers or directors, and do not possess any other indicia of control with respect to our company, beneficially own, in the aggregate, approximately 67.7% of our outstanding common stock based on the number of shares outstanding as of June 30, 2015. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit our stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of August 2015.

AEROHIVE NETWORKS, INC.

By:	/s/ David K. Flynn
David K. Flynn
President and Chief Executive Officer

AEROHIVE NETWORKS, INC.

By:	/s/ Gordon C. Brooks
Gordon C. Brooks
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description of Document
10.1		Amended and Restated 2014 Equity Incentive Plan.
10.2		2014 Employee Stock Purchase Plan as Amended and form of agreements thereunder.
10.3		Offer Letter dated April 1, 2015, by and between the Company and Tom Wilburn.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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