Form 10-Q
period 2015-09-30
AEROHIVE NETWORKS, INC
filed 2015-11-09
CIK 1372414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.001, outstanding as of November 2, 2015 was 48,088,748.

The Aerohive Networks design logo and the marks “Aerohive®,” “HiveManager®,” “HiveOS®” and “HiveCare™” are the property of Aerohive Networks, Inc. All Rights Reserved. This Quarterly Report on Form 10-Q contains additional trade names, trademarks and service marks of other companies.

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AEROHIVE NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$88,189	$98,044
Accounts receivable, net of allowance for doubtful accounts of $27 and $106 as of September 30, 2015 and December 31, 2014, respectively	16,348	24,695
Inventory	11,757	8,360
Prepaid expenses and other current assets	4,324	2,610
Deferred cost of goods sold	813	1,001
Total current assets	121,431	134,710
Property and equipment, net	9,916	8,862
Goodwill	513	513
Other assets	255	169
Total assets	$132,115	$144,254
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,962	$10,154
Accrued liabilities	12,620	9,181
Debt, current	—	12,451
Deferred revenue, current	26,178	22,014
Total current liabilities	48,760	53,800
Debt, non-current	20,000	7,301
Deferred revenue, non-current	28,672	24,141
Other liabilities	447	857
Total liabilities	97,879	86,099
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share - 25,000,000 shares authorized as of September 30, 2015 and December 31, 2014, respectively; no shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, par value of $0.001 per share - 500,000,000 shares authorized as of September 30, 2015 and December 31, 2014, respectively; 47,981,332 and 46,028,908 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	48	46
Additional paid–in capital	223,853	208,998
Accumulated deficit	(189,665)	(150,889)
Total stockholders’ equity	34,236	58,155
Total liabilities and stockholders’ equity	$132,115	$144,254
See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Product	$36,130	$30,776	$87,361	$89,358
Software subscription and services	6,650	4,550	18,072	11,754
Total revenue	42,780	35,326	105,433	101,112
Cost of revenue (1):
Product	11,707	9,764	28,134	28,206
Software subscription and services	2,686	1,678	7,040	4,683
Total cost of revenue	14,393	11,442	35,174	32,889
Gross profit	28,387	23,884	70,259	68,223
Operating expenses:
Research and development (1)	10,098	7,544	26,491	20,515
Sales and marketing (1)	22,083	18,056	61,657	53,636
General and administrative (1)	7,212	5,224	19,665	15,196
Total operating expenses	39,393	30,824	107,813	89,347
Operating loss	(11,006)	(6,940)	(37,554)	(21,124)
Interest income	21	10	54	19
Interest expense	(140)	(458)	(1,067)	(1,382)
Other income	59	95	213	154
Loss before income taxes	(11,066)	(7,293)	(38,354)	(22,333)
Income tax provision	(215)	(81)	(422)	(236)
Net loss and comprehensive loss attributable to common stockholders	$(11,281)	$(7,374)	$(38,776)	$(22,569)
Net loss per share allocable to common stockholders, basic and diluted	$(0.24)	$(0.16)	$(0.83)	$(0.69)
Weighted-average shares used in computing net loss per share allocable to common stockholders, basic and diluted	47,724,142	45,606,694	46,975,649	32,803,436

(1) Includes stock-based compensation as follows:
Cost of revenue	$249	$107	$631	$225
Research and development	1,338	724	3,325	1,577
Sales and marketing	1,965	1,065	5,189	2,484
General and administrative	1,633	906	4,226	2,021
Total stock-based compensation	$5,185	$2,802	$13,371	$6,307
See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(38,776)	$(22,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,601	1,766
Stock-based compensation	13,371	6,307
Others	296	43
Changes in operating assets and liabilities:
Accounts receivable, net	8,347	(393)
Inventories	(3,397)	(2,671)
Prepaid expenses and other current assets	(1,526)	(704)
Other assets	(86)	(116)
Accounts payable	(17)	1,392
Accrued and other liabilities	3,421	2,329
Deferred revenue	8,695	12,276
Net cash used in operating activities	(7,071)	(2,340)
Cash flows from investing activities
Purchases of property and equipment	(2,006)	(1,639)
Capitalized software development costs	(1,913)	(3,126)
Net cash used in investing activities	(3,919)	(4,765)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts	—	80,213
Payment of offering costs	—	(4,007)
Proceeds from exercise of convertible preferred stock warrants	—	907
Proceeds from exercise of stock options	1,170	1,206
Proceeds from employee stock purchase plan	2,271	—
Payments for shares repurchased for tax withholdings on vesting of restricted stock units	(2,306)	—
Proceeds from issuance of debt	10,000	—
Repayments of debt	(10,000)	—
Net cash provided by financing activities	1,135	78,319
Net increase (decrease) in cash and cash equivalents	(9,855)	71,214
Cash and cash equivalents at beginning of period	98,044	35,023
Cash and cash equivalents at end of period	$88,189	$106,237
Supplemental disclosure of cash flow information
Income taxes paid	$394	$355
Interest paid	$845	$985
Supplemental disclosure of noncash investing and financing activities
Conversion of convertible preferred stock warrants to common stock warrants upon IPO	$—	$611
Unpaid property and equipment purchased	$136	$481
Unpaid capitalized software development costs	$94	$271
Reclassification of the convertible preferred stock warrant liability to additional paid-in capital on the exercise of the convertible preferred stock warrants	$—	$3,172
Vesting of early exercised stock options	$45	$417
Stock-based compensation in capitalized software development costs	$257	$241
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
Summary of Significant Accounting Policies
There have been no material changes to the significant accounting policies during the nine months ended September 30, 2015 as compared to those described in the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 17, 2015.
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
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Transactions denominated in currencies other than the functional currency are remeasured at the average exchange rate in effect during the period. At the end of each reporting period, the Company’s subsidiaries’ monetary assets and liabilities are remeasured to the U.S. dollar using exchange rates in effect at the end of the reporting period. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses related to remeasurement are recorded in other income (expense), net in the consolidated statements of operations. Foreign currency exchange losses have not been significant in any period presented and the Company has not undertaken any hedging transactions related to foreign currency exposure.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. In August 2015, the FASB issued ASU 2015-14 to delay the effective date of this standard by one year to December 15, 2017. The standard will be effective for the Company on January 1, 2018. The Company is evaluating the financial impact of such adoption, if any, on the Company's consolidated financial statements.
In July 2015, FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The new standard replaces the current lower of cost or market test with the lower of cost or net realizable value test. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard should be applied prospectively and is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the Company's Consolidated Financial Statements.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash equivalents are maintained in money market funds. The amount on deposit at any time with money market funds may exceed the insured limits provided on such funds.
The Company sells its products primarily to channel partners, which include value-added resellers (VARs) and value-added distributors (VADs). The Company’s accounts receivable are typically unsecured and are derived from revenue earned from customers located in the Americas, Europe, the Middle East and Africa, and Asia Pacific. The Company performs ongoing credit evaluations to determine customer credit, but generally does not require collateral from its customers. The Company maintains reserves for estimated credit losses and these losses have historically been within management’s expectations.
Significant customers are those that represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each respective balance sheet date. The Company has entered into separate agreements with certain individual VADs that are part of a consolidated group of entities which collectively constitute greater than 10% of the Company’s total revenue or gross accounts receivable balance for certain periods, as presented in the tables below.
The percentages of revenue from a consolidated group of entities (VAD A) and an individual entity (VAD B) greater than 10% of total consolidated revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
VAD A	11.1%	13.7%	14.2%	13.1%
VAD B	13.8%	10.9%	11.1%	*

* Less than 10%

The percentages of receivables from VAD A and VAD B greater than 10% of total consolidated accounts receivable were as follows:

	September 30, 2015	December 31, 2014
VAD A	13.0%	18.8%
VAD B	17.5%	*

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
As of September 30, 2015 and December 31, 2014, the Company's financial instruments only consisted of highly liquid money market funds that were classified as Level 1 assets, and which were included in cash and cash equivalents.
Financial assets that the Company measured at fair value on a recurring basis by level within the fair value hierarchy, are as follows:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets		(in thousands)
Money market funds	$80,292	$—	$—	$80,292

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets	(in thousands)
Money market funds	$80,240	$—	$—	$80,240

3. CONSOLIDATED BALANCE SHEET COMPONENTS
Inventory
Inventory consists of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Components, including raw materials	$85	$63
Finished goods	11,672	8,297
Total inventory	$11,757	$8,360
Property and Equipment, net
Property and equipment, net consists of the following:

		September 30,	December 31,
	Estimated Useful Lives	2015	2014
		(in thousands)
Computer and other equipment	3 years	$1,964	$1,822
Manufacturing, research and development laboratory equipment	3 years	4,521	3,741
Software	2 to 5 years	8,783	1,882
Office furniture and equipment	3 years	1,061	761
Leasehold improvements	2 to 5 years	614	532
Construction in progress		112	5,459
Property and equipment, gross		17,055	14,197
Less: Accumulated depreciation and amortization		(7,139)	(5,335)
Property and equipment, net		$9,916	$8,862
Construction in progress primarily represents the capitalization of development costs incurred by the Company during the application development stage of the Company’s cloud services platform. In April 2015, the Company completed and launched the next generation of its cloud services platform, and began to amortize these capitalized costs to cost of software subscription and services revenue on a straight-line basis over an estimated useful life of the software of 5 years. As of September 30, 2015, such internal-use software is included in the software category.
Depreciation and amortization expense was $1.0 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively, and $2.6 million and $1.6 million for the nine months ended September 30, 2015 and 2014, respectively.
Accrued Liabilities
Accrued liabilities consist of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Accrued compensation	$9,921	$7,090
Accrued expenses and other liabilities	2,061	1,806
Warranty liability, current portion	638	285
Total accrued liabilities	$12,620	$9,181
Deferred Revenue
Deferred revenue consists of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Products	$2,995	$3,886
Software subscription and services	51,855	42,269
Total deferred revenue	54,850	46,155
Less: current portion of deferred revenue	26,178	22,014
Non-current portion of deferred revenue	$28,672	$24,141
Warranty Liability
The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$1,046	$694	$891	$923
Charges to operations	339	162	867	357
Obligations fulfilled	(132)	(215)	(452)	(436)
Changes in existing warranty	(277)	115	(330)	(88)
Total product warranties	$976	$756	$976	$756
Current portion	$638	$204	$638	$204
Non-current portion	$338	$552	$338	$552
Changes in existing warranty reflect a combination of changes in expected warranty claims and changes in the related costs to service such claims.
4. DEBT
Financing Agreements
In June 2012, the Company entered into a revolving credit facility with Silicon Valley Bank (the revolving credit facility) for a principal amount of up to $10.0 million, with a sublimit of $3.0 million for borrowings guaranteed by the Export-

Import Bank of the United States. The revolving credit facility is collateralized by substantially all of the Company’s property, other than intellectual property. Prior to March 31, 2015, the revolving credit facility bore monthly interest at a floating rate equal to the greater of (i) 4.00% or (ii) prime rate plus 0.75%. In June 2012, the Company drew $10.0 million under this credit facility.
On March 31, 2015, the Company amended its revolving credit facility with Silicon Valley Bank. The amendment, among other things, (i) extended the line maturity date to March 31, 2017 from June 29, 2015; (ii) removed the $3.0 million sublimit for borrowings guaranteed by the Export-Import Bank; and (iii) increased the revolving line up to $20.0 million, subject to certain conditions. As of September 30, 2015, $20.0 million remains outstanding under the revolving credit facility. Until December 31, 2015, the amended credit facility bears interest at a floating rate equal to the lesser of (i) LIBOR rate plus 2.25% or (ii) prime rate minus 0.5%. In November 2015, the Company further amended the revolving credit facility to revise the floating interest rate to the lesser of (i) LIBOR rate plus 1.75% or (ii) prime rate minus 1.0%, effective January 1, 2016.
The revolving credit facility contains customary negative covenants which limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate, as well as requiring the Company to maintain a minimum adjusted quick ratio of 1.25 to 1.00 as of the last day of each month. The revolving credit facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and inaccuracy of representation and warranties. Upon an event of default, the lender may declare all or a portion of the outstanding obligations payable by the Company to be immediately due and payable and exercise other rights and remedies provided for under the credit facility. During the existence of an event of default, interest on the obligations under the credit facility could be increased by 5.0%. As of September 30, 2015 and December 31, 2014, the Company was in compliance with these covenants.
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
5. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases its main office facility in Sunnyvale, California, which are set to expire in September 2016. In addition, the Company leases office space for its subsidiaries in the United Kingdom, the Netherlands and China under non-cancelable operating leases that expire at various times through May 2017. The Company has also entered into various lease agreements in other locations in the United States and globally to support its sales and research and development functions. The Company recognizes rent expense on a straight-line basis over the lease period. Future minimum lease payments by year under operating leases as of September 30, 2015 are as follows:

Amount
Year ending December 31,	(in thousands)
2015 (remaining three months)	$464
2016	1,967
2017	102
Total	$2,533
Rent expense was $0.6 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively, and was $1.9 million and $1.6 million for the nine months ended September 30, 2015 and 2014, respectively.

Manufacturing Commitments
The Company subcontracts with manufacturing companies to manufacture its hardware products. The contract manufacturers procure components based on non-cancellable orders placed by the Company. If the Company cancels all or part of an order, the Company is liable to the contract manufacturers for the cost of the related components purchased under such orders.
As of September 30, 2015 and December 31, 2014, the Company had manufacturing commitments with contract manufacturers for inventory totaling approximately $10.3 million and $8.0 million, respectively.
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

•
Linex Technologies, or Linex, filed on March 19, 2013 a Complaint in the U.S. District Court, Southern District of Florida, asserting that some or all of the Company’s products infringe U.S. Patents #6,493,377, or the ‘377 Patent, and #7,167,503, or the ’503 Patent. The Company filed an answer and counterclaims for declaratory judgment against Linex asserting that the Company’s products do not infringe the ‘377 and ‘503 Patents, and that the ‘377 and ‘503 Patents are, in any case, invalid and not enforceable. The Company separately filed with the PTO petitions to initiate reexamination of the ‘377 and ‘503 Patents, which the PTO has granted. An office action has issued rejecting all claims of both patents. All claims are currently rejected and Linex has appealed the rejection of all claims of the ‘377 Patent; however, the PTO issued a Reexamination Certificate confirming the patentability of the ‘503 Patent. This case is currently stayed pending the reexaminations.

•
Chrimar Systems, or Chrimar, filed in July 2015 a complaint in the U.S. District Court, Eastern District of Texas, asserting that certain of the Company’s products which utilize Power over Ethernet (PoE) functionality infringe United States Patent Nos. 8,155,012, 8,942,107, 8,902,760 and 9,019,838. The complainant has since also named one of the Company’s customers as a co-defendant and, in at least one instance, filed a separate action against a channel partner based on that partner’s sale of Company products. The Company continues to evaluate the allegations and its possible obligations to the Company’s customer and partners under written indemnification commitments.

In June 2015, a class action complaint was filed in the Superior Court of the State of California, County of San Mateo, against the Company and certain of its current and former officers and directors. This action was subsequently related and consolidated with two identical, follow-on complaints and is captioned Hunter v. Aerohive Networks, Inc., et al., Shareholder Litigation, Master File No. 534070. The consolidated complaint alleges claims under federal securities laws that the Registration Statement which the Company filed with the Securities and Exchange Commission on Form S-1 in connection with its initial public offering in March 2014 contained false and/or misleading statements or omissions. The consolidated action also names as defendants the investment firms who underwrote the Company’s initial public offering.

The consolidated complaint alleges that the Registration Statement failed to disclose, among other things, product deficiencies, poor sales, and a decline in sales-related personnel. The complaint additionally alleges that the Company improperly recognized revenue, including by booking certain sales with rights of return. The consolidated complaint seeks unspecified compensatory damages and other relief. The Company is advancing certain defense costs with respect to individual defendants, including the underwriting investment firms, under written indemnification agreements.
The Company intends to defend these lawsuits vigorously.
The Company is not able to predict or estimate any range of reasonably possible loss related to these lawsuits. If these matters have an adverse outcome, they may have a material impact on the Company’s financial position, results of operations or cash flows.
In September 2015, the Company resolved the pending action brought by Wetro LAN LLC in February 2015 in the U.S. District Court, Eastern District of Texas asserting that certain of the Company’s branch router products infringe U.S. Patent #6,795,918. In October 2015, the Company resolved the pending action brought by JSDQ Mesh Technologies LLC filed in June 2015 in the U.S. District Court, District of Delaware. The action asserted that certain of the Company’s products which utilize a so-called wireless mesh transmission feature infringe United States Patent Nos. 7,286,828, 7,916,648, RE43,675 and RE44,607. The amount of the Company’s settlement payments regarding these matters was not material.
Guarantees
The Company has entered into agreements with some of its customers that contain indemnification provisions in the event of claims alleging that the Company’s products infringe the intellectual property rights of a third party. The Company has at its option and expense the ability to repair any infringement, replace product with a non-infringing equivalent-in-function product, or refund the customers the total product price. Other guarantees or indemnification arrangements include guarantees of product and service performance. The Company has not recorded a liability related to these indemnification and guarantee provisions and the Company’s guarantees and indemnification arrangements have not had to date any impact on the consolidated financial statements to date.

6. STOCKHOLDERS' EQUITY
Common Stock reserved for Future Issuance
As of September 30, 2015 and December 31, 2014, the Company had reserved shares of common stock, for future issuance as follows:

	September 30,	December 31,
	2015	2014
Common stock reserved for future grants under the Equity Incentive Plan	4,623,455	2,259,230
Reserved under 2014 Employee Stock Purchase Plan	2,478,572	800,000
Options and Restricted Stock Units issued and outstanding	11,345,256	9,776,124
Common stock subject to repurchase	—	27,000
Warrants to purchase common stock	73,883	107,876
Total reserved shares of common stock for future issuance	18,521,166	12,970,230
Common Stock Warrants
As of September 30, 2015, 73,883 shares of common stock subject to warrants remained outstanding and exercisable at exercise prices of $4.057 and $2.768 per share. The common stock warrants expire in March 2016.
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

The 2014 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code (ISO), only to employees of the Company or any parent or subsidiary of the Company, and for the grant of nonstatutory stock options (NSO), restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants of the Company, and the employees and consultants of any parent or subsidiary of the Company. In May 2015, the Company’s stockholders approved increasing by 3,000,000 the number of shares reserved under the 2014 Plan. As of September 30, 2015, the Company had 4,623,455 total shares of common stock reserved and available for grant under the 2014 Plan. On the first day of each fiscal year beginning January 1, 2016 through January 1, 2024, the number of shares of common stock reserved for issuance under the 2014 Plan may increase by an amount equal to the lesser of (i) 4,000,000 shares, (ii) 5% of the Company’s outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Board.
The following table summarizes the total number of shares available for grant under the 2014 Plan as of September 30, 2015:

Shares Available for Grant

Balance, December 31, 2014	2,259,230
Authorized	5,306,812
Options granted	(1,559,063)
Options canceled	834,330
Awards granted	(3,046,515)
Awards canceled	828,661
Balance, September 30, 2015	4,623,455
Stock Options
The following table summarizes the information about outstanding stock option activity:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2014	6,837,893	$5.71	7.39	$8,004
Options granted	1,559,063	7.03
Options exercised	(581,699)	2.04
Options canceled	(834,330)	7.73
Balance, September 30, 2015	6,980,927	$6.06	6.83	$8,392
Options exercisable, September 30, 2015	3,370,822	$4.30	5.48	$7,648
Options vested and expected to vest, September 30, 2015	6,516,908	$5.95	6.70	$8,348
For the three and nine months ended September 30, 2015, the weighted average grant date fair value of options granted was $2.76 and $3.47 per share, respectively, and the aggregate grant date fair value of the Company's stock options granted was $0.5 million and $5.4 million, respectively. For the three and nine months ended September 30, 2014, the weighted average grant date fair value of options granted was $3.36 and $5.03 per share, respectively, and the aggregate grant date fair value of the Company's stock options granted was immaterial and $3.0 million, respectively.
The aggregate intrinsic value of stock options exercised was $0.4 million and $2.1 million for the three and nine months ended September 30, 2015, respectively, and was $0.8 million and $6.0 million, for the three and nine months ended September 30, 2014, respectively. The intrinsic value represents the difference between option exercise prices and (i) the estimated fair value of the Company’s common stock, prior to the IPO, (ii) or the closing stock price of the Company’s common stock, following the IPO.
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
The following is a summary of the Company’s RSU activity and related information for the nine months ended September 30, 2015:

	Restricted Stock Units Outstanding
	Shares	Weighted Average Grant Date Fair Value Per Share

Balance, December 31, 2014	2,938,231	$7.03
Awards granted	3,046,515	6.53
Awards vested	(1,175,581)	$7.27
Awards canceled	(444,836)	$7.22
Balance, September 30, 2015	4,364,329	$6.85

The weighted average grant date fair value of RSUs granted was $5.99 per share for the three months ended September 30, 2015. The aggregate grant date fair value of RSUs granted was $2.8 million and $19.9 million for the three and nine months ended September 30, 2015, respectively, and was $15.3 million and $17.8 million for the three and nine months ended September 30, 2014, respectively. The total fair value of shares vested for the three and nine months ended September 30, 2015 was $2.6 million and $7.2 million, respectively. No RSUs vested during the three and nine months ended September 30, 2014.
The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. During the three and nine months ended September 30, 2015, the Company withheld 152,831 and 383,825 shares of stock, respectively, for an aggregate value of $0.9 million and $2.3 million, respectively, from employees upon the vesting of their RSUs to satisfy the minimum statutory tax withholding requirements. Such shares were returned to the Company’s 2014 Equity Incentive Plan and are available under the plan terms for future issuance.
2014 Employee Stock Purchase Plan
The 2014 Employee Stock Purchase Plan (ESPP) is a ten-year plan, effective in March 2014. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees of the Company and its designated subsidiaries. In May 2015, the Company’s stockholders approved increasing by 2,000,000 the number of shares reserved under the ESPP. As of September 30, 2015, the Company had 2,478,572 total shares of common stock reserved for issuance under the ESPP. Under the ESPP, on the first day of each of fiscal years 2016 and 2017, the number of shares of common stock reserved and available for issuance may increase in an amount equal to the lesser of (i) 1,000,000 Shares, (ii) 2.0% of the Company’s outstanding shares on the first day of the applicable fiscal year, or (iii) such number of shares determined by the Board. Beginning fiscal year 2018 through fiscal year 2023, the number of shares of common stock reserved for issuance may increase in an amount equal to the lesser of (i) 1,000,000 shares, (ii) 1.0% of the Company’s outstanding shares on the first day of the applicable fiscal year, or (iii) such number of shares determined by the Board.
Under the ESPP, the Company grants stock purchase rights to all eligible employees, currently covering a two-year offering period, with purchase dates at the end of each interim six-month purchase period. Shares are purchased using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The ESPP has a reset provision. If the closing price of the Company’s common stock on the last day of any purchase period during an offering period is lower than the closing sales price on the first day of the related offering period, the reference price for purposes of determining the purchase price of shares for subsequent purchase periods in the applicable offering period will be reset to such lower price. No participant may purchase more than $25,000 worth of common stock in any calendar year, or 5,000 shares of common stock in any six-month purchase period. On June 1, 2015, 552,109 shares of common stock were purchased under the ESPP at a purchase price of $4.11 per share. No shares were issued under the ESPP during the three months ended September 30, 2015, and three and nine months ended September 30, 2014, respectively.
Determination of Fair Values

Weighted average assumptions for the Company's stock options granted in the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options:
Expected term (in years)	6.08	4.78	6.03	5.56
Expected volatility	45%	45%	51%	49%
Risk free interest rate	1.71%	1.59%	1.74%	1.85%
Dividend rate	—	—	—%	—
The fair value of the purchase right for the ESPP is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
ESPP purchase rights:
Expected term (in years)	0.50 - 1.50	0.68	0.50 - 1.50	0.68
Expected volatility	41.0% - 55.3%	37.00%	41.0% - 55.3%	37.00%
Risk free interest rate	0.07% - 0.45%	0.08%	0.07% - 0.45%	0.08%
Dividend rate	—	—	—	—
Stock-based Compensation Expense
The total stock-based compensation the Company recognized for stock-based awards in the consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cost of revenue	$249	$107	$631	$225
Research and development	1,338	724	3,325	1,577
Sales and marketing	1,965	1,065	5,189	2,484
General and administrative	1,633	906	4,226	2,021
Total stock-based compensation	$5,185	$2,802	$13,371	$6,307
The following table presents stock-based compensation expense by award-type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Stock Options	$1,332	$1,390	$3,468	$4,442
Restricted Stock Units	3,299	995	8,438	1,089
Employee Stock Purchase Plan	554	417	1,465	776
Total stock-based compensation	$5,185	$2,802	$13,371	$6,307
As of September 30, 2015, unrecognized stock-based compensation related to outstanding stock options, RSUs and ESPP purchase rights, net of estimated forfeitures, was $12.6 million, $26.9 million and $2.6 million, respectively, which the Company expects to recognize over weighted-average periods of 2.68 years, 2.82 years and 1.17 years, respectively. The Company capitalized $0.3 million in stock-based compensation expense, for the nine months ended September 30, 2015, and $0.1 million and $0.2 million stock-based compensation expense for the three and nine months ended September 30, 2014, respectively, to internal-use cloud services platform.
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
The following table presents the computation of basic and diluted net loss per share allocable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except for share and per share data)
Numerator:
Net loss	$(11,281)	$(7,374)	$(38,776)	$(22,569)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	47,724,142	45,606,694	46,975,649	32,803,436
Net loss per share:
Basic and diluted	$(0.24)	$(0.16)	$(0.83)	$(0.69)
The following period-end outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of September 30,
	2015	2014
Shares of common stock issuable under the 2014 Equity Incentive Plan	11,345,256	9,500,993
Common stock subject to repurchase	—	36,000
Common stock issuable upon exercise of warrants	73,883	107,876
Employee Stock Purchase Plan	430,141	298,064
Total	11,849,280	9,942,933
9. INCOME TAXES
The provision for income taxes was approximately $0.2 million and $0.1 million, respectively, for the three months ended September 30, 2015 and 2014, and was $0.4 million and $0.2 million, respectively, for the nine months ended September 30, 2015 and 2014. The provision for income taxes consisted primarily of state taxes and foreign income taxes.
For the three and nine months ended September 30, 2015 and 2014, the provisions for income taxes differed from the statutory amount primarily due to maintaining a full valuation allowance against the U.S. net deferred tax assets, partially offset by foreign and state taxes.
The Company has intercompany services agreements with its subsidiaries located in the United Kingdom, New Zealand and China, which require payment for services rendered by these subsidiaries at an arm’s-length transaction price. The foreign tax expense represents foreign income tax payable by these subsidiaries on profit generated on intercompany services agreements.
Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on the Company’s history of losses, management has determined it cannot conclude that it is more likely than not that the deferred tax assets will be realized and accordingly, has placed a full valuation allowance against the net deferred tax assets. The Company maintained a full valuation allowance against its deferred tax assets as of September 30, 2015 and December 31, 2014, respectively.
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
The following table represents the Company's revenue based on the billing address of the respective VAR or the VAD:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Americas	$29,541	$23,408	$68,452	$65,273
Europe, Middle East and Africa	10,374	9,076	28,670	26,080
Asia Pacific	2,865	2,842	8,311	9,759
Total revenues	$42,780	$35,326	$105,433	$101,112
     Included within Americas in the above table is revenue from sales in the United States of $28.4 million and $22.2 million, respectively, during the three months ended September 30, 2015 and 2014, and $65.4 million and $61.7 million, respectively, during the nine months ended September 30, 2015 and 2014. Aside from the United States, no other country comprised 10% or more of the Company's total revenue for the three and nine months ended September 30, 2015 and 2014, respectively.
Property and equipment, net by location is summarized as follows:

	September 30,	December 31,
	2015	2014
	(in thousands)
United States	$8,201	$7,519
People's Republic of China	1,473	1,246
United Kingdom	242	97
Total property and equipment, net	$9,916	$8,862

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.
These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to predict our revenue, operating results and gross margin accurately;

•	the transition of newly hired management-level employees and their ability to improve our sales execution processes;

•	our ability to maintain revenue growth and achieve and maintain profitability;

•	our ability to timely develop, deliver and transition to new product offerings while maintaining our service level commitments to end-customers;

•	any potential loss of or reductions in orders from our larger customers;

•	our ability to achieve growth in key verticals, including the educational sector ;

•
our ability to maximize the economic opportunity of the U.S. Federal Communications Commission’s (“FCC”) E-Rate program and the timing of the availability of funding and decisions by end-customers to purchase our products using such funding;

•	the length and unpredictability of our sales cycles with service provider end-customers;

•	the effects of increased competition in and consolidation of our market and our ability to compete with larger competitors with greater financial, technical and other resources;

•	our ability to continue to enhance and broaden our product offering and bring new products to market;

•	our ability to maintain, protect and enhance our brand;

•	our ability to attract new end-customers within the verticals and geographies we currently operate in and those that we target;

•	our ability to predict economic, political and business conditions in the markets in which we operate;

•	our ability to maintain effective internal controls;

•	the quality of our products and services;

•	our ability to continue to build and enhance relationships with channel partners and particularly with our strategic partners, including Dell;

•	our ability to attract, hire, train and retain qualified employees and key personnel, particularly in sales and engineering;

•	our ability to maximize our sales execution process and effectively ramp sales in underdeveloped territories;

•	our ability to sell our products and effectively expand internationally;

•
claims from shareholders that we have violated the securities laws and claims that we infringe intellectual property rights of others, the expense to defend such claims and the uncertainty such claims create for us, including with respect to intellectual property claims, our ability to continue to sell and support our products;

•	our ability to effectively manage our growth;

•	the effects of fluctuations in currency exchange rates , in particular the recent strengthening of the U.S. dollar relative to certain currencies;

•	our ability to protect our intellectual property and exposure to third party claims that we or our customers or channel partners infringe their intellectual property; and

•	other risk factors included under the section titled “Risk Factors.”
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
Overview
As a company, our goal is to be the leading independent cloud networking company, by delivering an open mobility platform that simplifies and transforms the connected experience through information, applications and insights. We have designed and developed a leading cloud-managed mobile networking platform that enables enterprises to deploy a mobile-centric network edge. Managing the network edge is becoming more complex because of the proliferation of mobile devices and the ways in which businesses use such devices. Increasingly, employees and clients are using Wi-Fi-enabled smartphones, tablets, laptops and other mobile devices instead of desktop computers for mission-critical business applications. The number and types of users continue to increase, as do the breadth of applications that users need to access on their mobile devices. As the difficulty and complexity of managing the network edge expands, our platform offers simplicity, scalability, and security. Additionally, our platform gives end-customers context-based visibility and policy enforcement, providing a high level of intelligence to the network. Our hardware products include intelligent access points, routers and switches. We continue to develop and bring to market new hardware products in response to evolving customer needs and new technology standards, such as 802.11ac. These products are managed by our cloud services platform, which delivers cloud-based network management and mobility applications giving end-customers a single, unified and contextual view of the entire network edge. We continue to invest in our cloud platform, including our next generation version of the platform, HiveManager NG, which we released during our second quarter of our fiscal year 2015 that includes an updated user interface, more scalable cloud operations infrastructure, and greater access to the data collected by our devices.
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
We sell our products and software subscription and services through our channel partners to our end-customers, who hold the licenses to use our products and our software subscription and services. We define end-customers as holding or having held licenses to our products and software subscription and services. When our end-customers purchase hardware products they are generally required to purchase for every hardware unit a software license for our unified management system, either as a perpetual license with PCS or as a SaaS license with a one-, three- or five-year term. Both our PCS and SaaS offerings include updates and upgrades of our software applications and our HiveOS operating system that are embedded in our hardware.
We maintain a field sales force that works to develop sales with our channel partners, who include VADs and VARs. Our channel partners purchase our products and services from us at a discount to our list prices and then resell them to our end-customers, directly or through re-sellers. A substantial portion of our sales within North America is made through VARs to sell our products and services to our end-customers. We sell to VARs upon identification of a specified end-customer. All of our sales outside of North America, as well as a portion of our sales within North America, are made through VADs, who may in turn then utilize resellers to sell our products and services to our end-customers. We typically sell to VADs upon identification of a specified end-customer. In some cases, however, our VADs purchase inventory from us for stocking and subsequently receive an order from an end-customer. For certain VADs, our agreements allow for stocking of our products in their inventory and provide related price protection or rebates as well as limited rights of return for stock rotation. We also sell to managed service providers, who incorporate our products, customer support and SaaS offerings into their services and support as an integrated offering. In these instances, we view the managed service provider as our end-customer.
Revenue of $42.8 million for our quarter ended September 30, 2015, was our highest quarterly performance to date. K-12 education continues to be a key driver of our business, accounting for approximately 45% of total business for the fiscal third quarter ended September 30, 2015, compared to approximately 40% of total business in the prior quarter and approximately 40% of total business in our fiscal third quarter a year ago. By comparison, healthcare and retail verticals combined comprised approximately 25% of our total business in the quarter (compared to approximately 20% of our total business in the prior quarter and approximately 20% of our total business in our fiscal third quarter a year ago). We also experienced continued growth from our existing customer base, with existing customers contributing approximately 73% of our business over the four-quarters ended September 30, 2015.
We primarily conduct business in three geographic regions: (1) Americas, (2) Europe, the Middle East and Africa ("EMEA"), and (3) Asia Pacific ("APAC"). From a geographic perspective, year-over-year revenue for the fiscal quarter ended September 30, 2015 increased by 26% in the Americas,14% in EMEA and 1% in APAC. For the three months ended September 30, 2015, 69% of our total revenue was generated from Americas, 24% from EMEA and 7% from APAC.
We added over 1,400 new end-customers during the quarter, bringing our total end-customer count to approximately 23,000 in over 40 countries as of September 30, 2015. Our end-customers totaled more than 22,000, 20,000, 19,000 and 17,000, for our fiscal quarters ended June 30 and March 31, 2015, and December 31 and September 30, 2014, respectively. Our end-customers represent a broad range of industry verticals, including K-12 and higher education, healthcare, retail and distributed enterprises.
Prior to 2015, we experienced a seasonal sequential decrease in our product revenue in our first fiscal quarter, but a sequential increase in product revenue from our fiscal first to our second quarter. This is generally due to annual budget cycles in the enterprise and spending seasonality in the education vertical. Given the buying cycle for K-12 schools in our education vertical, the second quarter has usually been the strongest for our education vertical, which historically has driven this strong sequential growth in the second quarter. In addition, we typically see continued growth in our revenue to carry over from our second quarter to our third quarter. Prior to 2015, we also historically have seen a sequential increase in our fourth quarter from our third quarter total revenue due to end-of-year spending by enterprise customers, followed by a decline in revenue for the first quarter of the following fiscal year. In fiscal 2015 our seasonal trend changed as compared to prior years due to the timing and availability of funding under the federal E-Rate program. In 2015, E-Rate amplified the historical sequential decline in product revenue we previously experienced from the fourth quarter into the first quarter and shifted spending from the first half of the year into the second half of the year of 2015. As we look to 2016, we expect our seasonality to be similar to 2015, including a fourth quarter 2015 to first quarter 2016 decline in product revenue but we expect the decline to be significantly greater than we saw in the first quarter of 2014, but moderated as compared with the sequential decline in the first quarter of 2015.
E-Rate is the commonly used name for the Schools and Libraries Program of the Universal Service Fund, which is administered by the Universal Service Administrative Company (USAC) under the direction of the Federal Communications Commission (FCC). The program provides discounts to assist schools and libraries in the United States to obtain affordable telecommunications and Internet access.
Since any purchases made by schools before April 1, 2015 were not be eligible for E-Rate funding, and direct E-Rate funding was not available before July 1, 2015 and the school’s receipt of a Funding Commitment Decision Letter. Once funding is secured, end customers have until September 2016 to make their purchases. We believe that based on the availability of this federal funding end-customers in the education vertical deferred purchases until they secured E-Rate funding; specifically, end-customers who would have placed purchases in early 2015 instead are continuing to defer purchases until the second half of 2015 and into 2016.
We outsource the manufacturing of all of our products to contract manufacturers. We currently outsource the warehousing and delivery of our products to a third-party logistics provider for worldwide fulfillment, located in California and in The Netherlands.
We intend to continue to invest significant resources in the development of our innovative technologies and new product offerings, acquire new end-customers in new and existing geographies, and increase penetration within our existing end-customer base. We expect to continue to invest in our organization to meet the needs of our customers and to pursue opportunities in new and existing markets. In particular, we are investing to increase our sales capacity as well as our channel program. We believe our results for our third quarter fiscal 2015 showed improved execution in several areas of our operations.
Due to our continuing investments to grow our business, including internationally, in advance of and in preparation for, our expected increase in sales and expansion of our customer base, we are continuing to incur expenses in the near term. As a result, we may not be profitable for the foreseeable future and our use of cash over this period could also be greater and extend over a longer period as we make investments in areas of our operations, such as sales, marketing and research and product and channel partner development, which we feel may promote growth and profitability over the long term. We believe that over the long term, we will be able to leverage these investments in the form of a higher revenue growth rate compared to the growth rate of our operating expenses.
However, we may not in fact realize any long-term benefit from these investments.
Opportunities and Challenges
We believe that the growth of our business and our future success depends upon many factors, including our ability to continue to develop innovative technologies and timely provide new product offerings to the marketplace; stabilize and improve performance of our sales function, in particular in our less developed territories; increase our sales capacity and develop our channel partner program; acquire new end-customers, both in the geographies in which we currently operate as well as in new geographies; expand our end-customer base and increase penetration within our existing end-customer base (including through new product offerings); and at the same time demonstrate to our investors and financial analysts that we can achieve profitability on an acceptable timeline.
We operate in the highly competitive wired and wireless network access products market. This market continues to evolve and is characterized by rapid technological innovation. We will need to continue to innovate in order to continue to achieve market adoption of our products and services. We also continue to invest to extend our product offering to include a family of Ethernet switches and branch routers to complement our wireless offering and allow us to deliver a unified wired and wireless network edge. We have continued the expansion of our product portfolio, announcing HiveManager NG in April 2015, as a new version of our cloud services platform that includes an updated user interface, greater operational capacity to support large deployments, and longer data retention. During the quarter ended September 30, 2015, HiveManager NG was available to our end customers in either a subscription public cloud or on-premises private cloud deployment. Over the last four quarters, approximately 75% of our end-customers and approximately 40% of our access point products in operation were deployed using our public cloud platform. In September 2015, we announced that we received the third-highest product score in Gartner’s Critical Capabilities for Wired and Wireless LAN Access Infrastructure, based on the Enterprise Wireless-Only Connectivity, Voice Over WLAN, and IaaS or Managed Service Use Cases.
In addition, our market is currently in the midst of an evolution in related wireless technology standards and protocols. For example, wireless standards for our market currently are transitioning from 802.11n to the new 802.11ac standard, which uses new radio hardware to deliver substantially higher wireless performance. As these standards were being developed and finalized, we performed hardware and software development, both internally and with our original design manufacturers, or ODMs, to incorporate these standards into our product offerings. We also continue to develop new functionality in our product offerings to take advantage of the changes that these industry standards incorporated. Overall, our 802.11 ac products accounted for 80% of our access point unit volume shipments in the quarter ended September 30, 2015, compared to 74% for the quarter ended June 30, 2015 and 64% for March 31, 2015.
In order to maintain a competitive position in this market, we continue to develop our next-generation “Wave 2” 802.11ac access points to extend our portfolio and address higher-performance use cases. We currently expect our initial Wave 2 products to be available in early 2016, and that schedule will meet potential customer demand for these products (including demand in our important education vertical); however, this schedule will lag availability of the Wave 2 products some of our competitors have announced. For example, some competitors announced earlier in 2015 availability of their first Wave 2 products. Existing or potential customers may elect to not to purchase our products or defer purchases they otherwise would make of our products in anticipation of competing Wave 2 products or of our Wave 2 802.11ac access points.
We have developed a cloud services platform to provide network management and support additional value-added applications. HiveManager, our network management application, provides a single management interface that customers use to configure network policies, monitor and troubleshoot performance, manage access and security, and run reports on network operations. Our cloud services platform allows us to deliver vertical applications, such as our TeacherView classroom management application for K-12 education; guest access, such as our ID Manager application for providing temporary secure network access; and integration to partners' solutions. HiveManager NG, a new version of our cloud services platform includes an updated user interface, greater operational capacity to support large deployments, and longer data retention. Our focus is to transition new and existing end customers to HiveManager NG and make our cloud services platform and applications available to customers in either a subscription public cloud or on-premises private cloud deployment.
When we introduce new product offerings, such as the release of the new version of our cloud services or new hardware platforms, we must effectively manage the timing of such releases to minimize the disruption to our existing product offerings and revenue streams. We must manage the orderly transition of our end-customers to these new products and services to reduce the amount of inventory for products that may become obsolete or slow moving due to our new product introductions and to limit the disruption to our end-customers’ ordering practices and the pricing environment for our legacy products and services. In addition, we also must monitor the performance of these products and provide additional support as they are adopted and first used in the field and performance issues are identified at scales of use greater than we may be able to create or anticipate during product development. We will need to continue to react and respond to these changes through innovation and improved execution in order for our business to succeed, and will incur related research and development and support expenses as we do it.
We intend to target new end-customers within the industry verticals and geographies in which we currently operate, as well as through expansion into new verticals and geographies. We announced that we won in our third quarter one of the 10 largest retailers in the world, deploying a unified solution with our Wi-Fi and switches based on our cloud-managed solution. We were also selected in the quarter as the new Wi-Fi solution by Sodexo - the worldwide leader in quality of life services with over 400,000 employees around the world.
Our ability to develop and make more productive relationships with our solution and channel partners and our channel partners’ ability to effectively develop sales opportunities and distribute our products continues to be a key opportunity for us. For example, we announced in April 2015 a new relationship with Dell Inc., whereby Dell will become a reseller of Aerohive’s Wi-Fi and cloud services, and that the two companies expect to work together to execute their shared vision of cloud-managed IT to provide simplified and streamlined operations, configuration, monitoring and troubleshooting for customer networks, and in September 2015, we announced with Brocade and Juniper Networks collaborations that allow us to meet in the channel and co-sell a combined wired and wireless solutions to our end-customers. We also have an existing relationship with Apple, where certain of our access point products can be purchased through Apple’s online retail website. To support these new relationships, we are continuing to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings.
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
Software Subscription and Services Revenue.  Our software subscription and services revenue consists of revenue from sales of our software subscription and services offerings that we deliver over a specified term. These offerings primarily include PCS related to our perpetual software licenses and subscriptions to HiveManager and other software applications delivered as SaaS, including related customer support, and from subsequent renewals of those contracts. To benefit fully from potential contract renewals we plan to continue to invest in systems which track existing customer support commitments and renewal opportunities and provide offerings which continue to be attractive to our customers. Our PCS includes tiered maintenance and support services under renewable, fee-based maintenance and support contracts, which include technical support, bug fixes, access to priority hardware replacement services and unspecified upgrades on a when-and-if-available basis. Our SaaS subscriptions include comparable maintenance and support services. The higher the percentage of our end-customers that purchase SaaS subscriptions, as opposed to HiveManager and PCS, the higher our software subscription and services revenue will be as a percentage of our total revenue. We recognize software subscription and services revenue ratably over the term of the contract, which is typically one, three or five years. As a result, our recognition of software subscription and services revenue lags our recognition of related product revenue.
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
Cost of Software Subscription and Services Revenue.  Our cost of software subscription and services revenue primarily includes personnel costs, including stock-based compensation, certain allocated facilities information technology infrastructure costs, costs associated with our provision of PCS and SaaS, and datacenter costs. Our cost of software subscription and services revenue also includes amortization of our internally developed, next-generation cloud services platform, which we completed and launched in April 2015.
Gross Profit
Our gross profit has been and will continue to be affected by a variety of factors, including product shipment volumes, average sales prices of our products, discounts we offer to our VAR and VAD partners, the mix of revenue between products and software subscription and services, and the mix of hardware products sold, because our hardware products have varying gross margins depending on the product offering and the lifecycle of the product. Historically, our software subscription and services gross margin has been lower than our product gross margin; however, we expect our software subscription and services gross margin to increase over the long term because we expect our software subscription and services revenue to increase more quickly than our cost of software subscription and services revenue. We expect our gross margin to be volatile and may decrease in any given time in the event we experience additional competitive pricing pressure. For example, competitors such as Cisco Systems and Hewlett Packard (who recently acquired Aruba Networks) have significantly greater financial resources and could attempt to gain a competitive advantage over us by aggressively lowering prices. We also expect that our gross margin will fluctuate from period to period depending on the factors described above.
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
  General and Administrative.  Our general and administrative expenses consist primarily of personnel costs, including bonuses, stock-based compensation and travel expenses for our executive, finance, human resources, legal and operations employees, as well as compensation for our Board. General and administrative expenses also include fees for outside consulting, legal, audit, investor relations, and accounting service and insurance, as well as depreciation and certain allocated facilities and information technology infrastructure costs. As a public company we also have experienced increased litigation, relating both to intellectual property claims of others as well as securities claims brought by certain of our stockholders. Defending and resolving these claims, including under indemnity commitments we have made to third parties, has imposed new costs on us. We expect our general and administrative expenses to continue to increase in absolute dollars due to the additional legal, accounting, insurance, investor relations, information technology and other costs that we will continue to incur as a public company, as well as other costs associated with growing our business. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Interest Expense
Our interest expense consists primarily of interest on our indebtedness. See Note 4 of our condensed consolidated financial statements included elsewhere in this Form 10-Q for more information about our debt.
Other Income
Other income primarily consists of gains from foreign currency exchange transactions.
Provision for Income Taxes
Our provision for income taxes consists primarily of foreign tax expense due to our cost-plus agreements with our foreign entities, which guarantee foreign entities a profit, and to a lesser extent federal and state income tax expense. As of September 30, 2015 and December 31, 2014, respectively, we maintained a full valuation allowance against our domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits. We expect our provision for income taxes to increase in absolute dollars in future periods.

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Product	$36,130	$30,776	$87,361	$89,358
Software subscription and services	6,650	4,550	18,072	11,754
Total revenue	42,780	35,326	105,433	101,112
Cost of revenue(1):
Product	11,707	9,764	28,134	28,206
Software subscription and services	2,686	1,678	7,040	4,683
Total cost of revenue	14,393	11,442	35,174	32,889
Gross profit	28,387	23,884	70,259	68,223
Operating expenses:
Research and development(1)	10,098	7,544	26,491	20,515
Sales and marketing(1)	22,083	18,056	61,657	53,636
General and administrative(1)	7,212	5,224	19,665	15,196
Operating loss	(11,006)	(6,940)	(37,554)	(21,124)
Interest income	21	10	54	19
Interest expense	(140)	(458)	(1,067)	(1,382)
Other income	59	95	213	154
Loss before income taxes	(11,066)	(7,293)	(38,354)	(22,333)
Income tax provision	(215)	(81)	(422)	(236)
Net loss and comprehensive loss	$(11,281)	$(7,374)	$(38,776)	$(22,569)
(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$249	$107	$631	$225
Research and development	1,338	724	3,325	1,577
Sales and marketing	1,965	1,065	5,189	2,484
General and administrative	1,633	906	4,226	2,021
Total stock-based compensation expense	$5,185	$2,802	$13,371	$6,307
The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Product	84%	87%	83%	88%
Software subscription and services	16	13	17	12
Total revenue	100	100	100	100
Cost of revenue:
Product	28	28	26	28
Software subscription and services	6	5	7	5
Total cost of revenue	34	32	33	33
Gross profit	66	68	67	67
Operating expenses:
Research and development	24	22	25	20
Sales and marketing	50	51	59	53
General and administrative	17	15	19	15
Operating loss	(25)	(20)	(36)	(21)
Interest income	—	—	—	—
Interest expense	—	(1)	(1)	(1)
Other income	—	—	—	—
Loss before income taxes	(25)	(21)	(37)	(22)
Income tax provision	(1)	—	—	—
Net loss and comprehensive loss	(26)%	(21)%	(37)%	(22)%

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenues:
Product	$36,130	$30,776	$5,354	17%	$87,361	$89,358	$(1,997)	(2)%
Software subscription and services	6,650	4,550	2,100	46%	18,072	11,754	6,318	54%
Total revenue	$42,780	$35,326	$7,454	21%	$105,433	$101,112	$4,321	4%

Percentage of revenues:
Product	84%	87%			83%	88%
Software subscription and services	16%	13%			17%	12%
Total	100%	100%			100%	100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue by geographic region:
Americas	$29,541	$23,408	$6,133	26%	$68,452	$65,273	$3,179	5%
EMEA	10,374	9,076	1,298	14%	28,670	26,080	2,590	10%
APAC	2,865	2,842	23	1%	8,311	9,759	(1,448)	(15)%
Total revenue	$42,780	$35,326	$7,454	21%	$105,433	$101,112	$4,321	4%

Percentage of revenue by geographic region:
Americas	69%	66%			65%	64%
EMEA	24%	26%			27%	26%
APAC	7%	8%			8%	10%
Total	100%	100%			100%	100%
Revenue increased $7.5 million, or 21% for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, and increased $4.3 million, or 4% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.
Product revenue increased $5.4 million for the three months ended September 30, 2015, compared to the comparable period in 2014, primarily due to higher product unit shipments. Product revenue decreased $2.0 million for the nine months ended September 30, 2015, compared to the comparable period in 2014, due to the decrease in shipments of product units in the first half of fiscal 2015, primarily because of lower demand in the U.S education business due to the various aspects and timing of the Federal E-Rate program.
Software subscription and services revenue increased $2.1 million for the three months ended September 30, 2015, compared to the comparable period in 2014, and increased $6.3 million for the nine months ended September 30, 2015, compared to the comparable period in 2014, primarily driven by the increase in sales of SaaS in connection with an increased number of our end-customers, and recognition of deferred revenue.
For the three and nine months ended September 30, 2015, as compared to the comparable periods in 2014, the Americas' revenue increased $6.1 million and $3.2 million, respectively, and EMEA revenues increased $1.3 million and $2.6 million, respectively, both due to increased demand for our products in these regions.
Cost of Revenues and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of revenues:
Product	$11,707	$9,764	$1,943	20%	$28,134	$28,206	$(72)	—%
Software subscription and services	2,686	1,678	1,008	60%	7,040	4,683	2,357	50%
Total cost of revenues	$14,393	$11,442	$2,951	26%	$35,174	$32,889	$2,285	7%

Gross margin:
Product	67.6%	68.3%			67.8%	68.4%
Software subscription and services	59.6%	63.1%			61.0%	60.2%
Total gross margin	66.4%	67.6%			66.6%	67.5%
Cost of revenue increased $3.0 million, or 26%, for the three months ended September 30, 2015, as compared to September 30, 2014, and increased $2.3 million, or 7%, for the nine months ended September 30, 2015 as compared to September 30, 2014.
Cost of product revenue increased $1.9 million, for the three months ended September 30, 2015 as compared to the comparable period in 2014, primarily due to the increase in sales of our products. For the nine months ended September 30, 2015, cost of product revenue remained flat as compared to the comparable period in 2014.
Cost of software subscription and services increased $1.0 million or 60%, for the three months ended September 30, 2015, compared to the comparable period in 2014, and increased $2.4 million or 50%, for the nine months ended September 30, 2015, compared to the comparable period in 2014, primarily due to the commencement of our amortization of the costs for our internally developed next-generation cloud services platform in the second quarter of fiscal 2015, and an increase in cloud operation resources as well as headcount.
Our gross margin was 66.4% and 67.6% for the three months ended September 30, 2015 and 2014, respectively, and was 66.6% and 67.5% for the nine months ended September 30, 2015 and 2014, respectively. The decrease of gross margin was primarily driven by decrease of product gross margin.
Our product gross margin was 67.6% and 68.3% for the three months ended September 30, 2015 compared to the comparable period in 2014, and was 67.8% and 68.4% for the nine months ended September 30, 2015 compared to the comparable period in 2014. The product gross margin decrease was driven primarily by an excess and obsolete inventory charge taken in the quarter. In addition, our product gross margin was impacted by higher discounts provided in our international markets to offset the strength of the U.S. dollar.
Our software subscription and services gross margin was 59.6% and 63.1% for the three months ended September 30, 2015 compared to the comparable period in 2014, and was 61.0% and 60.2% for the nine months ended September 30, 2015 compared to the comparable period in 2014. The decrease in our software subscription and services gross margin was primarily due to higher cost of software subscription and services, primarily our cloud services platform amortization that commenced in the second quarter of fiscal 2015.
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$10,098	$7,544	$2,554	34%	$26,491	$20,515	$5,976	29%
% of revenue	24%	22%			25%	20%

Research and development expenses increased $2.6 million, for the three months ended September 30, 2015 as compared to the comparable period in 2014, primarily due to a $1.2 million higher capitalized personnel and related costs, including wages, bonuses and stock-based compensation, for development of our cloud services platform in the third fiscal quarter 2014, and higher stock-based compensation expense of $0.5 million in the third fiscal quarter 2015, driven by our increased research and development headcount to support continued investment in our future product and service offerings.
Research and development expenses increased $6.0 million, for the nine months ended September 30, 2015 as compared to the comparable period in 2014, primarily due to an increase of $3.1 million personnel and related costs, including stock-based compensation expense of $1.8 million, driven by our increased research and development headcount to support continued investment in our future product and service offerings, and a $1.8 million higher capitalized personnel and related costs, including wages, bonuses and stock-based compensation, for development of our cloud services platform for the nine months ended September 30, 2014. In April 2015, we completed and launched such cloud services platform and began to amortize the capitalized development costs as part of the cost of software subscription and services, over an estimated useful life of 5 years.
The remaining increase in our research and development expenses for the three and nine months ended September 30, 2015 as compared to the comparable period in 2014 was mainly due to higher costs related to our research and development activities and certain allocated facilities. We expect our research and development costs to continue to increase in absolute dollars, as we continue to invest in developing new products and new versions of our existing products.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$22,083	$18,056	$4,027	22%	$61,657	$53,636	$8,021	15%
% of revenue	50%	51%			59%	53%
For the three months ended September 30, 2015 as compared to the comparable period in 2014, the increase in our sales and marketing expenses was primarily due to increases in personnel and related costs of $3.5 million, including higher stock-based compensation expense of $0.9 million, and other employee related costs, due to headcount increase, as well as $0.3 million higher marketing program expenses.
For the nine months ended September 30, 2015 as compared to the comparable period in 2014, the increase in our sales and marketing expenses was primarily due to increases in personnel and related costs of $7.1 million, including higher stock-based compensation expense of $2.7 million, higher headcount and other employee related costs. We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to add sales personnel and continue marketing programs.
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
General and administrative	$7,212	$5,224	$1,988	38%	$19,665	$15,196	$4,469	29%
% of revenue	17%	15%			19%	15%
For the three months ended September 30, 2015 as compared to the comparable period in 2014, the increase in our general and administrative expenses was primarily due to increases in personnel and related costs of $1.2 million, including stock-based compensation of $0.7 million.
For the nine months ended September 30, 2015 as compared to the comparable period in 2014, the increase in our general and administrative expenses was primarily due to increases in personnel and related costs of $3.3 million, including stock-based compensation expense of $2.0 million. The increase of general and administrative expenses was also due to higher costs of litigation and professional services. We expect that general and administrative expenses will continue to increase in absolute dollars due primarily to costs associated with being a public company and to support the growth in our business.
Interest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest expense	$(140)	$(458)	$318	(69)%	$(1,067)	$(1,382)	$315	(23)%
The decrease in our interest expense for the three and nine months ended September 30, 2015 as compared to the comparable period in 2014 was primarily due to the repayment of outstanding obligations under TriplePoint Capital LLC term loan credit facility partially offset by additional borrowing from Silicon Valley Bank under the revolving credit facility as the interest rate is lower under the Silicon Valley Bank revolving credit facility than the former TriplePoint Capital LLC term loan credit facility.

Liquidity and Capital Resources
Capital Resources
In April 2014, we completed our IPO which resulted in net proceeds of $80.2 million, after deducting underwriters' discounts and commissions. As of September 30, 2015, we had cash and cash equivalents of $88.2 million, $87.1 million of which was held within the United States.
As of September 30, 2015, we had $20.0 million of outstanding debt under our revolving credit facility with Silicon Valley Bank, and we were in compliance with all covenants under our loan agreement with Silicon Valley Bank.
We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced product and service offerings, the costs to ensure access to adequate manufacturing capacity, and the level of market acceptance of our products. However, we may be required to raise additional funds in the future through public or private debt or equity financing to meet additional working capital requirements. There can be no assurance that this additional financing will be available or, if available, will be on reasonable terms and not dilutive to our stockholders. If adequate funds are not available on acceptable terms our business and operating results could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(7,071)	$(2,340)
Net cash used in investing activities	(3,919)	(4,765)
Net cash provided by financing activities	1,135	78,319
Net increase (decrease) in cash and cash equivalents	$(9,855)	$71,214
Operating Activities
We have historically experienced negative cash flows from operating activities as we continue to invest in our business. Our largest use of cash related to operating activities is for employee-related expenditures and purchases of finished products from our contract manufacturers. Our primary source of cash flows from operating activities is cash receipts from our channel partners. Our cash flows from operating activities will continue to be affected principally by the extent to which we grow our total revenue and our operating expenses, primarily in our sales and marketing and research and development functions, in order to grow our business.
For the nine months ended September 30, 2015, operating activities used $7.1 million of cash as a result of our net loss of $38.8 million, partially offset by non-cash charges of $16.3 million and a net change of $15.4 million in our net operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $13.4 million and depreciation and amortization expense of $2.6 million. The net change in our net operating assets and liabilities was primarily due to a $8.3 million decrease in accounts receivable, $8.7 million increase in deferred revenue as a result of an increase in sales of SaaS and $3.4 million increase in accrual and other liabilities, partially offset by an increase of $3.4 million in cash used for inventory purchases and an increase of $1.5 million in prepaid expenses and other current assets. Our days sales outstanding, or DSO, which we define as the number of days it takes us to collect revenue after a sale has been made, based on a 90-day average, was 32 days as of September 30, 2015.
For the nine months ended September 30, 2014, operating activities used $2.3 million of cash as a result of our net loss of $22.6 million, partially offset by non-cash charges of $8.1 million and a net change of $12.2 million in our net operating assets and liabilities. Non-cash charges consisted primarily of $6.3 million in stock-based compensation and $1.8 million in depreciation and amortization expense. The net change in our net operating assets and liabilities was primarily due to a $12.3 million increase in deferred revenue as a result of an increase in sales of PCS and SaaS, an increase of $2.3 million in accrued and other liabilities, and an increase of $1.4 million in accounts payable, partially offset by an increase in cash used for inventory purchases of $2.7 million. Our days sales outstanding, or DSO, which we define as the number of days it takes us to collect revenue after a sale has been made, based on a 90-day average, was 43 days as of September 30, 2014.

Investing Activities
Our investing activities have primarily consisted of purchases of property and equipment and capitalized development costs of our SaaS offerings.
For the nine months ended September 30, 2015, cash used in investing activities was $3.9 million, primarily attributable to capitalization of internal software development costs for development of our cloud services platform of $1.9 million, and purchases of property and equipment of $2.0 million, relating primarily to manufacturing, research and development lab equipment and purchased software. The capitalization of internal software development costs for development of our next generation cloud services platform, HiveManager NG, represents personnel and related costs including wages, bonuses and stock-based compensation expenses. We started to capitalize costs for development of such cloud platform from December 2013. In April 2015, we completed and launched our HiveManager NG cloud services platform and began to amortize the capitalized costs on a straight-line basis over the estimated useful life of 5 years, as part of the cost of software subscription and services.
For the nine months ended September 30, 2014, cash used in investing activities was $4.8 million and was attributable to capitalization of internal software development costs for development of our cloud services platform of $3.1 million, and purchases of property and equipment of $1.6 million, relating primarily to manufacturing, research and development lab equipment and purchased software.
Financing Activities
Our financing activities have primarily consisted of the private placements of convertible preferred stock, issuance of debt and proceeds from exercises of stock options, as well as proceeds from the sale of common stock in our IPO in April, 2014.
For the nine months ended September 30, 2015, financing activities used $1.1 million of cash, primarily as a result of a $2.3 million cash used for tax withholdings on vesting of restricted stock units, offset by a $2.3 million in proceeds from employee stock purchase plan and $1.2 million in proceeds from exercise of stock options. During the three months ended March 31, 2015, we paid-off in full the $10.0 million outstanding term loans with TriplePoint Capital LLC and borrowed an additional $10.0 million under our revolving credit facility with Silicon Valley Bank.
For the nine months ended September 30, 2014, financing activities provided $78.3 million of cash, primarily as a result of proceeds of $80.2 million from our IPO in April 2014 (net of the underwriters' discounts and commissions), $0.9 million increase in proceeds from exercises of convertible preferred stock warrants and $1.2 million in proceeds from exercises of stock options, partially offset by $4.0 million payment of legal and accounting costs related to our IPO.
Debt Obligations
In June 2012, we entered into a revolving credit facility with Silicon Valley Bank for an aggregate principal amount of up to $10.0 million, with a sublimit of $3.0 million for borrowings guaranteed by the Export-Import Bank of the United States. Our revolving credit facility is collateralized by substantially all of our property, other than our intellectual property. The revolving credit facility originally bore monthly interest at a floating rate equal to the greater of (1) 4.00% or (2) prime rate plus 0.75%.
On March 31, 2015, we amended the revolving credit facility to among other things, (i) extend the line maturity date to March 31, 2017 from June 29, 2015; (ii) remove the $3.0 million sublimit for borrowings guaranteed by the Export-Import Bank of the United States; and (iii) increase the revolving line up to $20.0 million, subject to certain conditions. As of September 30, 2015, $20 million remains outstanding under the revolving credit facility. Until December 31, 2015, the amended credit facility bears interest at a floating rate equal to the lesser of (i) LIBOR rate plus 2.25% or (ii) prime rate minus 0.5%. As of January 1, 2016, interest under the amended credit facility will float at a rate equal to the lesser of (i) LIBOR rate plus 1.75% or (ii) prime rate minus 1.0%.
The revolving credit facility contains customary negative covenants which limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate, as well as requires us to maintain a minimum adjusted quick ratio of 1.25 to 1.00 as of the last day of each month. The revolving credit facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults arising from inaccuracy of representation and warranties. Upon an event of default, the lenders may declare all or a portion of the outstanding obligations payable by us to be immediately due and payable and exercise other rights and remedies provided under the credit facility. During the existence of an event of default, interest on the obligations under the credit facility could be increased by 5.0%. As of September 30, 2015, we were in compliance with these covenants.
We will use loans drawn under the revolving credit facility for working capital and general corporate purposes.
Off-Balance Sheet Arrangements
Through September 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and our outstanding debt obligations. We had cash and cash equivalents of $88.2 million and $98.0 million as of September 30, 2015 and December 31, 2014, respectively. We held these amounts primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments.
We have outstanding debt of $20.0 million as of September 30, 2015, consisting of our borrowing under our revolving line of credit. The revolving line of credit bears interest at a variable rate. As of September 30, 2015, the interest rate under our revolving line of credit was 2.75% per annum. A hypothetical 10% change in our interest rate would have an insignificant impact on our consolidated financial statements.
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
ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have a history of losses. We have never achieved profitability on a quarterly or annual basis, and we cannot predict when we might be profitable in the foreseeable future. We experienced net losses of $33.2 million, $30.6 million and $38.8 million for fiscal year 2013, 2014, and the nine months ended September 30, 2015, respectively. As of September 30, 2015, our accumulated deficit was $189.7 million. We expect to continue to incur expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel, including specifically personnel relating to sales and marketing, and investments in channel and product development and support. If we fail to increase our revenue and manage our cost structure, we may not achieve or sustain profitability in the future. Once achieved, we may not be able to sustain or increase our profitability, at all or at levels our investors or industry analysts expect, or we may choose to continue to make investments in our operations which we feel will promote long-term growth but which will reduce near-term profitability. This could also require us to continue to use available cash to support our investments and ongoing operations. As a result, our business and prospects, and how investors view and value our common stock, would be harmed.
It is difficult for us to evaluate our prospects and future financial results and may increase the risk that we will not be successful.
We incorporated our business in 2006, began commercial shipments of our products in 2007, and have been a public company since March 2014. It is difficult for us to forecast our future operating results. Our prospects should be considered and evaluated in light of the risks and uncertainties frequently encountered by companies with only limited operating histories. These risks and difficulties include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to more mature companies with longer operating histories.
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
In addition, our planned expense levels depend in part on our expectations of future revenue. We may choose to increase levels of investment in areas such as R&D and sales and marketing, despite near-term fluctuations in revenue, in order to position us for continued growth. In addition, because any substantial adjustment to expenses to account for lower levels of revenue may be difficult and may take time to implement, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenue. In such instances, even a small shortfall in revenue could disproportionately and adversely affect our operating margin, operating results and use of cash for a given quarter.

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

•
technical challenges in end-customer networks, which may be unrelated to our products, which could delay adoption and installation and impact the operation of our products and purchases of our services;

•	delay in development and availability of component parts needed for development and timely introduction of our next-generation products and product features;

•	our ability to develop and sustain sales capacity across all our sales territories;

•	changing market conditions;

•	changes in the competitive dynamics of our target markets, including new entrants, further consolidation and pricing trends;

•	variation in sales channels, product costs, prices or the mix of products we sell;

•	our contract manufacturers’ and component suppliers’ ability to meet our product demand forecasts on time, at acceptable prices, or at all;

•	our ability to develop and make more productive relationships with our channel partners and our channel partners’ ability to effectively develop sales opportunities and distribute our products;

•	the timing of our product releases or upgrades by us or by our competitors, such as next-generation products or product features;

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

•	our ability to control costs, including our operating expenses and the costs of the components we purchase while also continuing to invest in sales, marketing, engineering and other activities;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

•	growth in our headcount, including hiring related to our status as a public company and hiring to support any future growth in our business, especially skilled sales and engineering employees;

•	volatility in our stock price, which may lead to higher stock compensation expenses or harm our ability to effectively incentivize our employees using stock-based compensation;

•	the ability of our competitors, including those with greater financial resources, to drive down pricing on our products and services, which could materially reduce our revenue and gross margins;

•	our ability to achieve as of any particular period or over time a level of financial performance consistent with the expectations of our investors and industry analysts; and

•	general economic or political conditions in our domestic and international markets.

The effects of these factors individually or in combination could result in unpredictability in our quarterly and annual operating results, our ability to forecast those results and our ability to achieve those forecasts. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of our investors or financial analysts for any period. We may release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, based on predictions of management, which are necessarily speculative in nature. Our guidance may vary materially from actual results. For example, on October 13, 2014, we issued a press release announcing our preliminary results for the third quarter ended September 30, 2014, which were below our previously stated guidance primarily due to weaker than expected order volume. Similarly, on February 11, 2015, we provided a guidance range for revenue for our first quarter ending March 31, 2015, which was below the estimates of financial analysts at that time. On April 13, 2015, we provided a revised lower guidance range for our revenue for the quarter, primarily due to a combination of significantly lower-than-expected U.S. education business during the quarter, orders received late in the quarter that could not be recognized as revenue, and continued sales execution challenges. If our revenue or operating results, or the rate of growth of our revenue or operating results, fall below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated revenue or earnings forecasts. Our failure to meet our own or other publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but fall short of analyst or investor expectations, could cause our stock price to decline and expose us to costly lawsuits, including securities class action suits. Such litigation against us could impose substantial costs and divert of our management’s attention and resources.
The seasonality of our business creates significant variance in our quarterly revenue, which makes it difficult to compare or forecast our financial results on a quarter-by-quarter basis.
Our revenue fluctuates on a seasonal basis, which affects the comparability of our results between periods. For example, our total revenue has historically decreased from our fourth quarter to the first quarter of our next fiscal year due to seasonal buying patterns and budget cycles within both our education vertical and general enterprise end-customers. Demand in the education vertical tends to be weakest in the first and fourth quarters. However, we also historically have seen a sequential increase in end-of-year purchases by enterprise customers in our fourth quarter, which we believe is mainly due to an expectation to complete purchases within their calendar-year budget cycle. These seasonal variations are difficult to predict accurately and at times may be entirely unpredictable. In addition, the typical sequential expansion of our operating performance from the first quarter to the second quarter creates execution and delivery challenges in subsequent quarters. Our ability to sustain that expansion in subsequent quarters, particularly in our less-developed sales territories, introduces additional risk into our business and our ability to accurately provide our own publicly stated revenue and earnings forecasts. In addition, we rely upon forecasts of end-customer demand to build inventory in advance of anticipated sales. We believe our past growth has, in part, made our seasonal patterns more difficult to discern, making it more difficult for us to predict future seasonal patterns and, therefore, forecast product demand and inventory requirements. Moreover, part of our strategy is to increase our sales in non-education verticals, and if our sales mix changes the seasonal nature of our revenue may change in an unpredictable way, which could increase the volatility of both our financial results and stock price.
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
Part of our strategy depends upon expanding sales of our cloud-managed wireless networking, switching and routing products to medium and large enterprise headquarters, branch offices and teleworkers. In addition, we intend to develop our next-generation cloud services platform as a basis for data services and data analytic applications. Sales of such products, services and applications to enterprise end-customers typically require long sales cycles and are subject to price sensitivity. Moreover, many potential end-customers in the enterprise market have substantial network expertise and experience, which may require a more costly and sophisticated marketing and sales strategy.
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
A significant portion of our revenue is concentrated in the education vertical. The majority of our sales in education is concentrated in both public and private K-12 institutions. This vertical is characterized by long sales cycles and often requires additional sales efforts. In addition, this vertical typically operates on limited budgets, and depends on annual budget approvals, which add additional uncertainty to the sales cycle. For example, the U.S. federal government is providing supplemental funding to local school districts in conjunction with its E-Rate initiative to assist districts to upgrade their technical infrastructure, including Wi-Fi infrastructure. The announced incremental federal funding is significant and available over a five-year period, beginning in the second half of 2015. However, this program, its eligibility criteria, the timing and specific amount of federal funding actually available and which Wi-Fi infrastructure and product sectors will benefit, are uncertain and subject to federal program guidelines and funding appropriation. Corresponding funding appropriation by respective states and local districts is also uncertain and, even upon such appropriation local districts must still then submit and have approved applications consistent with the final timing and eligibility requirements of the federal program. We also believe that the prospect of federal funding has caused some K-12 institutions to delay or defer near-term transactions to purchase our products. For example, we believe that the availability of federal funding later in 2015 under the E-Rate program continues to cause some K-12 institutions to defer to later in 2015 (and even into 2016) spending decisions we typically would see in the first several quarters of 2015. In addition, K-12 institutions otherwise prepared to place orders may defer their decisions to coincide with preferred deployment schedules, further deferring purchasing decisions to 2016. It is also possible under the federal program for schools which have filed Form 471 forms specifying Aerohive products to cancel such awards prior to placing product orders, and to re-apply in 2016 under the program for a different or larger implementation, which new order may be with us or one of our competitors. These delays and potential changes will continue to impact our revenue forecasts and create greater uncertainty regarding our operating performance for these periods. For example, we currently expect this could result in the sequential decline in our product revenue in our first quarter of fiscal 2016 to be greater than we have historically experienced, though moderately less than we experienced in our first quarter of fiscal 2015. These are specific examples of the many factors which add additional uncertainty to our future revenue from our education end-customers.
Our sales cycles often require significant time, effort and investment and are subject to risks beyond our control.
Our sales efforts can take several quarters, and involve educating our potential customers about the applications and benefits of our products, including the technical capabilities of our products and associated applications and services, and recruiting and developing our channel partners. In our newly developing sales territories, including those territories where we continue to respond to turn-over, we have experienced slower-than-expected sales growth. As a result, we continue to invest in these territories, which may take significant time and effort in order to realize growth. Sales to the education vertical are an important channel for us, and can involve an extended sales cycle. In addition, sales to our enterprise customers may also involve an extended sales cycle, and often initial purchases are small. Purchases of our products are also frequently subject to our end-customers’ budget constraints, multiple approvals, unplanned administrative processing and other risks and delays. Moreover, the evolving nature of the market may lead prospective end-customers to postpone their purchasing decisions pending resolution of wireless networking or other standards, or wait for adoption of technology developed by others. In addition, we pay our sales staff commissions upon receiving orders; however, we typically recognize revenue on products only after the products are shipped to end-customers, or until certain other terms of sales are satisfied. As a result, the cost of obtaining sales, including paying sales commissions, may occur in a fiscal period prior to the fiscal period in which we may recognize revenue from a sale, which may cause additional fluctuations in our operating results and cash flows and balances from quarter to quarter.

We need to develop new products and continue to make enhancements to our existing products to remain competitive in a rapidly changing market.
The technology and end-customer demands in the wireless networking market change rapidly, which requires us to continuously develop and release new products and product features and associated applications and services. We must continuously anticipate and adapt to our end-customers’ needs and market trends, and continue to make investments to develop or acquire new products, applications and services that meet market demands, technology trends and regulatory requirements. If our competitors introduce new products, applications and services that compete with ours, we may be required to reposition our product offerings or introduce new products in response to such competitive pressure. If we fail to develop new products, product enhancements applications or services, or fail to effectively manage the transition of our end-customers to these new products, applications or services, or our end-customers or potential end-customers do not perceive our products, applications or services to have compelling technical advantages, our business and prospects could be adversely affected, particularly if our competitors are able to introduce solutions with increased functionality.
Developing our products is challenging and involves substantial commitment of resources and significant development risk. Each phase in our product development presents serious risks of failure, rework or delay, any one of which could impact the timing and cost-effective development of products, and each of which could affect our ability to take advantage of a business opportunity or could jeopardize end-customer acceptance of the product. We have experienced in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. For example, we are currently developing the next versions of our Wi-Fi hardware, including our .11ac “Wave 2” products and our HiveManager NG cloud services platform providing cloud-delivered network management applications and on-premises network management appliances, as well as supporting data structures, analytics and APIs. These are complex technical undertakings and subject to many variables and risks of delay. We announced in August 2015 that our Wave 2 .11ac products, which we had expected to be commercially available in the second half of 2015, would not likely be available until early 2016. This delay was due to delays in the development and availability to us of a component part essential to our development and release of the product. In addition, the introduction of new or enhanced products requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices, and ensure that new products can be timely delivered to meet our end-customers’ demand and to limit inventory obsolescence. Further, after delivery of new products we may identify and must timely address performance issues as the products are used in the field in a particular environment or at scale which we could not replicate or did not anticipate during development. As a result, our end-customers may defer decisions to purchase our existing products in anticipation of our expected release of a next-generation product. For example, our end-customers who might otherwise make decisions in our fourth quarter fiscal 2015 or early 2016 to purchase our existing products may determine to defer until later in 2016 in anticipation of our expected release of our Wave 2 products. This may particularly be true of our K-12 end-customers, who are more inclined to adopt new radio technologies quicker than enterprise customers who are more inclined to deploy more proven technologies and products. In addition, some competitors announced earlier in 2015 availability of their first Wave 2 products. Existing or potential customers considering our existing products or future availability of our Wave 2 products may elect instead to purchase competitor products currently or earlier available. If we do not carefully manage the timing of our new products or product feature releases, and effectively support the new products and product feature releases, we could interfere with our end-customers’ continued purchases of our legacy product offerings and disrupt the pricing environment for our new and legacy products, which could drive down our revenues and operating margins. As a result, we may not be successful in modifying our current products or introducing new products in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results and prospects would be materially harmed. In addition, a substantial portion of our research and development efforts is located in Hangzhou, China, subjecting us to risks associated with international development efforts, including increased difficulty overseeing such operations, local, national and international instability, differing labor laws, our ability to protect and prevent competitive misuse of product development efforts, including intellectual property critical to our business, and our ability to train, develop and retain our key personnel.
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
The exchange rate of the U.S. dollar to foreign currencies has strengthened significantly of late, which has required us to reduce pricing for our products outside the United States in order to maintain sales and revenue performance, but as a result at lower gross margins for those products.

In addition, the market for wireless networking products is characterized by rapid innovation and declining average sales prices as products mature in the market place. Even if we are successful in launching new products, competition may continue to increase in the market segments in which we compete, which would likely result in increased pricing competition. To retain our average margins, we are required to continuously update our products and introduce new products and reduce our manufacturing and sales-related costs and expenses, and we could fail to accomplish this. In addition, the sales prices for our products and services may decline for a variety of reasons, including sales strategy, competitive pricing pressures, customer demand, discounts, a change in our mix of products and services, including seasonal changes in our end-customers’ ordering practices, anticipation of the introduction of new products or services and decisions by end-customers to defer purchases, or promotional programs. For example, we may introduce new products or offerings at lower price points than competitive offerings or our own legacy offerings to help drive the adoption of our new products and this may adversely affect our revenues and operating margins. Larger competitors, such as Cisco/Meraki and Hewlett-Packard/Aruba, with significantly greater financial, sales and engineering resources and/or more diverse product and service offerings may reduce the price of their products or services that compete with ours or may bundle them with other products and services. If we do not similarly reduce our product manufacturing costs, our margins will decline. Alternatively, we would need to reduce our prices for such products or services in order to remain competitive, which would also cause our margins (and revenue) to decline. Any such declines in our gross margins or revenue could have an adverse impact on the value of our common stock.
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
We will be required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. However, our independent registered public accounting firm is not required to report on the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Further our remediation efforts may not enable us to avoid a material weakness in the future.
Our products utilize cloud-managed solutions, and our future growth relies in significant part in continued demand for cloud-managed solutions and our ability to develop and deliver such services.
Most of our end-customers utilize our cloud-managed networking platform to access our applications through the Internet, rather than access our application through a physical device or virtual machine that our end-customers host on their premises. As our business grows, we must increase the capacity of our cloud-managed solutions and continue to develop new and innovative solutions that meet the needs of our end-customers. Demand for our cloud-managed solutions could decline if we are not able to offer sufficient capacity. Further, confidence in the security of cloud-managed solutions in general, or our platform in particular were to decline. In addition, a significant feature of our platform will be the ability to collect and analyze user data through applications specific to particular industry vertical and use cases. Regulatory changes relating to the use of end-customer data, including requirements relating to data privacy and security, or shifting societal norms regarding data privacy and security, could affect market demand for, and our ability to deploy, our platform. Moreover, although our end-customers do not immediately lose network functionality if cloud-connectivity fails, if our ability to deliver services through the cloud were interrupted repeatedly or for an extended period, our reputation could be damaged and confidence in our platform would likely decline, causing our revenue to decline.
We plan to target new industry verticals and geographies to diversify our end-customer base and expand our channel relationships, which could result in higher research and development and sales and marketing expenses, and if unsuccessful could reduce our operating margin.
Part of our strategy is to target new industry verticals and geographies. Currently, we focus a significant portion of our business on the education and retail verticals, and to a lesser extent healthcare, which may depend on developing new products targeted to such sectors. Specifically, we intend to invest in the development of data applications and analytic capabilities which we feel may be attractive to our customers, particularly in the retail vertical. In addition, we also plan to continue to expand to additional countries beyond those in which we currently operate. We also intend to develop new channel relationships to reach additional end-customers to further diversify our revenue base. Targeting new industry verticals and geographies and developing customized products, data applications and partnerships, including our channel partners, targeted to these industry verticals and geographies may be expensive, require us to attract, train, develop, integrate and retain qualified employees and key sales personnel, and increase our research and development costs, as well as our sales and marketing expenditures. We must also further develop and make more productive relationships with our channel partners and our channel partners’ ability to effectively distribute our products, which requires specific investments and additional dedicated resources. We do not know if we will be successful in any of these efforts, or whether the level of success we achieve will justify the additional spending and specific investments and dedicated resources required. For example, we announced in April 2015 a new relationship with Dell Inc., whereby Dell will become a reseller of Aerohive’s Wi-Fi and cloud services, and that the two companies expect to work together to execute their shared vision of cloud-managed IT to provide simplified and streamlined operations, configuration, monitoring and troubleshooting for customer networks, and in September 2015, we announced with Brocade and Juniper Networks collaborations that allow us to meet in the channel and co-sell a combined wired and wireless solutions to our end-customers. We also have an existing relationship with Apple, where certain of our access point products can be purchased through Apple’s online retail website or through Apple’s US education price list. To support these new relationships, we will need to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings, which could distract management’s attention and divert existing resources from our current business. There is no assurance that these relationships will identify significant or new market opportunities or growth incremental to our existing business. If our channel strategy, or particular channel partner initiatives or investments, such as with Dell or others we may identify, are unsuccessful, our operating margin would be harmed, which could adversely affect the value of our common stock.
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

Our value-added distributors' stock inventory of our products, and are entitled to limited stock rotation rights, which could cause us to accept the return of products and expose us to the risks of higher costs.
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
We outsource the manufacturing of our products to third-party original design manufacturers located in China and Taiwan. Finished products are then shipped to a warehousing and delivery logistics center in California and The Netherlands, where we perform quality inspection, conduct reliability testing and manage our inventory. We operate these logistics centers currently for all end-customer shipments, whether destined to locations in North, South and Central America, or the Americas, Europe, the Middle East and Africa, or EMEA, or Asia Pacific and Japan, or APAC.
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
Our manufacturing partners procure components and assemble our products based on our demand forecasts, which represent our estimates of future demand for our products. We base these estimates upon historical trends and the assessment of our sales and product management functions of end-customer demand and overall market conditions. We rely on our manufacturing partners to select and source the component parts within our products. We do not choose or contract directly with the component parts providers and do not have manufacturing contracts that guarantee us any fixed access to such component parts, or at specific pricing. This absence of any relationship between us and the component suppliers or direct and long-term component supply contracts may increase the risk of issues relating to the quality, performance or operability of such component parts and our exposure to shortages of component availability and to price fluctuations related to the raw material inputs for such components, foreign exchange adjustments and other factors.
Moreover, we currently depend on a single source or limited number of sources for several components for our products. For example, each of our products typically incorporates third-party components that have no more than two suppliers. In some instances, we may have a sole-source for critical components, such as PCBA or semiconductor components. If our manufacturing partners were unable to obtain such components for any reason, they would be unable to manufacture such product. We have also entered into license agreements with some of our suppliers for technologies used in our products, and the termination of these agreements, which can generally be done on relatively short notice, could have a material adverse effect on our business. Termination of these agreements could also make technology used in or developed our products available to our competitors. If any of those manufacturing agreements were terminated, we could experience significant supply disruptions and be required to redesign some of our products in order to incorporate technology from alternative sources, and any such termination of the agreement, disruption in supply and redesign of certain of our products could materially and adversely affect our business and operating results.
Because there are no other sources currently identified and qualified for certain of our components, if we lost any of these suppliers or licenses, we could be required to transition to a new supplier or licensor, which could increase our costs, result in delays in the manufacturing and delivery and increase in the cost of our products or cause us to carry excess or obsolete inventory. Poor quality in any of the components in our products, including especially those with limited or sole-sourcing, could also result in lost sales or lost sales opportunities. If the quality of the components does not meet our or our end-customers’ requirements, if we are unable to obtain components from our existing suppliers on commercially reasonable terms, or if any of our limited solely sourced component suppliers ceases to remain in business or to continue to manufacture such components, we could be required to redesign our products in order to incorporate components or technologies from alternative sources. The resulting stoppage or delay in selling our products and the expense of securing and qualifying alternative sources or redesigning our products could result in significant manufacturing and development costs, delayed or lost sales opportunities and damage to customer relationships, which would adversely affect our reputation, business and operating results.
We rely upon third parties for the warehousing and delivery of our products, and we therefore have less control over these functions than we otherwise would.
We outsource the warehousing and delivery of all of our products to a third-party logistics provider for worldwide fulfillment. As a result of relying on a third party, we have reduced control over shipping and logistics. However, any shipping delays, disruptions or mismanagement by these third parties could severely impair our ability to fulfill orders. For example, at the end of our quarter ended March 31, 2015, our third party logistics provider was not able to ship product and, as a result, we were not able to take revenue in the quarter on all the orders that we had received and processed. We since transitioned to a new logistics provider and are working to develop integrated and consistent processes. If we are unable to have our products shipped in a timely manner, we may suffer reputational harm, and lose revenue.
We rely significantly on channel partners to sell and support our products, and the failure of this channel to be effective could materially reduce our revenue.
As of September 30, 2015, we had approximately 630 channel partners under contract with which we have direct relationships, through which we make virtually all of our sales. We had over 640, 600 and 680 channel partners as of June 30, March 31, 2015 and December 31, 2014, respectively. These channel partners consist of VADs, and value-added resellers, or VARs. We believe that establishing and maintaining successful relationships with these channel partners is, and will continue to be, important to our financial success. Recruiting and retaining qualified channel partners and training them in our technology and product offerings require significant time and resources. Additionally, we need to recruit and develop different qualified channel partners for different geographic regions and markets. To develop and expand our channel, we must continue to scale and improve our processes and procedures that support our channel partners, including investment in systems and training. Additionally, we will increasingly focus our resources and attention on those channel partners best able to help us meet our growth expectations. As a result, the total number of our channel partners may over time not maintain current growth rates or may even decline.
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
We expect to continue to sell our products in new geographic markets where we do not have significant current business or existing territories where our business results may be uneven or opportunistic from quarter to quarter, as well as to target a broader customer base in existing or new territories and markets. To succeed in certain of these markets, we will need to develop and manage new sales channels and distribution arrangements, and attract, hire, train and retain sales personnel with relevant channel and distribution experience. We may need also to develop new product features or target new market segments, which could divert resources and attention from our existing products and target markets. In the past we have seen slower-than-expected growth in new and certain existing sales territories. Because we have limited experience in developing and managing such channels, we may not be successful in further penetrating certain geographic regions or reaching a broader customer base. Failure to develop or manage additional sales channels effectively would limit our ability to succeed in these markets and could adversely affect our ability to grow our business.
Our products are subject to U.S. export controls; where we fail to comply with these laws, we could suffer monetary or other penalties.
Our products are subject to U.S. export controls, specifically the Export Administration Regulations, and economic sanctions enforced by the Office of Foreign Assets Control. We incorporate standard encryption algorithms into our products, which, along with the underlying technology, may be exported outside of the United States only with the required export authorizations, including by license, license exception or other appropriate government authorizations. Each of these authorizations may require the filing of an encryption registration and classification request. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions. We take precautions to prevent our products and services from being exported in violation of these laws. However, in certain instances, we have shipped encryption products prior to obtaining the required export authorizations and/or submitting the required requests, including a classification request and request for an encryption registration number. As a result, we previously filed a Voluntary Self Disclosure with the U.S. Department of Commerce’s Bureau of Industry and Security concerning these violations. A repeat of these past instances could result in monetary or other penalties assessed against us. Additionally, even though we take precautions to ensure that our channel partners comply with all relevant regulations, any failure by our channel partners to comply with such regulations could have negative consequences for us, including reputational harm, government investigations and penalties.

Furthermore, various countries regulate the import of certain encryption technology and operation of our products, including through import permitting, certification and licensing requirements, and have enacted laws that could limit our ability to distribute our products or our end-customers’ ability to operate our products in those countries, or could impose additional expense on us to meet these requirements as a condition to distribute our products. Encryption products and the underlying technology may also be subject to export control restrictions. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export approval for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory laws and regulations regarding the export of our products, including with respect to new releases of our products, may create delays in the introduction of our products in international markets, prevent our end-customers with international operations from deploying our products throughout their globally distributed systems or, in some cases, prevent the export of our products to some countries altogether.
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
As a public company, we are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, to diligence, disclose and report whether our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we have included additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities and expect to incur additional costs in the future to comply with these disclosure requirements. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to alter our products, processes or sources of supply to avoid use of such materials.
Our products incorporate complex technology and may contain defects or errors. We may become subject to warranty claims, product returns, product liability and product recalls as a result, any of which could cause harm to our reputation, impose costs and increase expenses, expose us to liability and adversely affect our business.
Our products incorporate complex technology and must support a wide variety of devices and new and complex applications in a variety of environments that use different wireless networking communication industry standards. Our products have contained, and may contain in the future, undetected defects or errors or may not perform as we expect in certain environments. Some errors in our products have been and may in the future only be discovered after a product has been installed and used by end-customers. These issues are most prevalent when we introduce new products into the market or, once introduced, when experiencing significant loads in actual use environments or at scale which we could not create or did not anticipate during development. We have delayed and may in the future delay the introduction of our new products due to such defects and errors. Since our products contain components that we purchase from third parties, we also expect our products to contain latent defects and errors from time to time related to those third-party components.

Defects and errors may also cause our products to be vulnerable to security attacks. The techniques used by computer hackers to access or sabotage networks are becoming increasingly sophisticated, change frequently and generally are not recognized until after they have been launched against a target. As we increasingly collect, store, analyze, use and transmit data, and provide data analytic solutions to our end-customers, these risks become more significant. Accordingly, our products and third-party security products may be unable to anticipate these techniques or provide a solution in time to protect our end-customers’ networks. In addition, we might not be able to timely develop and provide updated products and software to our end-customers, thereby leaving our end-customers vulnerable to attacks. Finally, if our employees, or others who have access to end-customer data, were to misuse this information, our reputation would be harmed and we could be subject to claims for damages.
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
Our success is substantially dependent upon the continued service and performance of our senior management team and other key personnel, including David K. Flynn, who is our Chief Executive Officer, John Ritchie, who recently joined as our Senior Vice President, Chief Financial Officer, David Greene, who is our Senior Vice President, Chief Marketing Officer, Raphael Gernez, who is our Senior Vice President, Operations, Efstathios Papaefstathiou, who is our Senior Vice President, Engineering, and Tom Wilburn, who is our Senior Vice President, Worldwide Field Operations. Our employees, including our senior management team, are at-will employees, and therefore may terminate employment with us at any time with no advance notice. For example, on February 25, 2015, we announced the departure of Dean Hickman-Smith, who was our Senior Vice President, Worldwide Field Operations, and that we had undertaken a search for his replacement. In April, 2015, we announced that Tom Wilburn had joined our company in this position. In August 2015 we announced the departure of Gordon Brooks and John Ritchie as his replacement as our Senior Vice President, Chief Financial Officer. The loss of any members of our senior management team or other key personnel, or the failure to attract replacement personnel, as needed, or the transition of newly hired senior management and changes they may make to our operations could have a materially adverse effect on our operations and could lead to higher labor costs, and involve significant time and costs in finding replacements, and potentially the use of less-qualified personnel. This may significantly delay or prevent the achievement of our business objectives. In addition, if any of our executives or other key employees were to join a competitor or form a competing company, we could lose customers, suppliers, know-how and key personnel and our business and product strategies and capabilities could be at risk and subject to disclosure, including to our competitors.

Our future success also depends on our ability to continue to attract, integrate and retain highly skilled personnel, especially skilled sales and engineering employees. Recently, we have experienced higher than normal turn-over, which could have an adverse effect on our revenue. Competition for highly skilled personnel is frequently intense, especially in Silicon Valley, where we maintain our headquarters and a substantial operating and sales presence, and Hangzhou China, where we currently maintain our principal research presence and highly skilled product development and engineering personnel. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our employees have become, or will soon become, vested in a substantial amount of stock or number of stock options. Our employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase or exercise prices, and if the exercise prices of the options that they hold are significantly above the market price of our common stock the options to purchase such shares will have little or no retention value. Further, our employees’ ability to exercise those options and sell their stock in a public market may result in a higher than normal turnover rate. The lack of performance in our stock price may affect our ability to attract new employees or retain existing employees by decreasing the perceived value of any stock-based compensation we may offer or they may hold. Prolonged periods of low performance or volatility in our stock price could negatively impact our appeal as an employer, harm employee morale or increase employee turnover, including amongst our China and Silicon Valley-based employees. Any failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs may negatively impact our growth. Also, to the extent we hire personnel from our competitors, we may be subject to allegations that these new hires have been improperly solicited, or that they have divulged to us proprietary or other confidential information of their former employers, or that their former employers own their inventions or other work product. This may expose us to significant liability and litigation risk.
Our ability to sell our products is highly dependent on the quality of our support offerings, and our failure to offer high quality support would have a material adverse effect on our sales and results of operations.
Once our products are deployed, our end-customers depend on our support organization and support provided by our channel partners to resolve any issues relating to our products. Our support delivery organization comprises employees in various geographic locations and an outside service provider, which provides more general support delivery. A high level of support is important for the successful marketing and sale of our products. If we do not effectively help our end-customers quickly resolve issues or provide effective ongoing support, it would adversely affect our ability to sell our products to existing end-customers as well as demand for continued support and renewal contracts, and could harm our reputation with existing and potential end-customers.
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
A wide variety of provincial, state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of data, including personal data. Foreign data protection, privacy and other laws and regulations are often more restrictive than those in the United States. These data protection and privacy-related laws and regulations are varied, evolving, can be subject to significant change, may be augmented or replaced by new or additional laws and regulations, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. The European Union, for example, has adopted various directives regulating data protection, privacy and security and the collection, storage, analysis, use and transmission of content using the Internet involving European Union residents, including those directives known as the Data Protection Directive, the E-Privacy Directive, and the Privacy and Electronic Communications Directive. The European Union may adopt similar directives in the future.
The EU model has been replicated substantially or in part in various jurisdictions outside the U.S., including in certain Asia-Pacific Economic Cooperation countries. Changes in European data protection regulations, including the proposed General Data Protection Regulation, or GDPR, may also introduce new or additional require operational requirements for companies that receive personal data, which may differ from than those currently in effect in the European Union which may also include significant additional compliance requirements and increased penalties for non-compliance. Further, some countries may require separate and local storage and processing of data that could limit certain of our product applications and solutions and increase the cost and complexity of selling our solutions or maintaining our business operations in those jurisdictions. California has also introduced broad rules, which may or may not anticipate and be consistent with rules expected to be adopted by our federal government. The introduction of new data platforms, applications and solutions or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. For instance, participation in the federal E-Rate funding program may subject us to additional privacy and data use restrictions under U.S. federal, state, and local laws and regulations relating to the processing of data relating to students or children.
The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and these laws and regulations may be interpreted and applied inconsistently from within a country or country to country, and inconsistently with our current policies and practices, and may be contradictory with each other. Additionally, various federal, state, and foreign regulatory or other governmental bodies may issue rulings that invalidate prior laws, regulations, or legal frameworks in manners that may adversely impact our business. For example, the European Court of Justice in October 2015 issued a ruling immediately invalidating the U.S.-EU Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable EU data protection laws. While we do not rely upon the U.S.-EU Framework for our transfer of EU personal data to the U.S., there is significant regulatory uncertainty surrounding the future of data transfers from the European Union to the U.S. In addition to government regulation, privacy advocacy and industry groups have adopted and are considering the adoption of various self-regulatory standards and codes of conduct that, if applied to our, our customers’ or our end-customers’ businesses, may place additional burdens on us and our customers and end-customers, which may further reduce demand for our products, data platforms, applications and solutions and harm our business.
While we work to comply with all applicable privacy and data protection laws, regulations, standards, and codes of conduct, as well as our own posted privacy policies and contractual commitments to the extent possible, any failure by us to comply with these could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, fines or demands that we modify or cease existing practices, damage to our reputation and loss of goodwill (both in relation to existing and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance and business. Privacy and data protection regulators within the United States, the EU and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities. There are proposals to increase the maximum level of fines that EU regulators may impose to the greater of €100 million or 5% of worldwide annual sales. Such fines are in addition to the rights of individuals to sue for damages in respect of any data privacy breach which has caused them to suffer loss. Such actions against our partners, including third-party providers of data analytics services, could also affect our operating performance, including demand for our products and cloud-managed solutions and, if these or other third-party vendors violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have a material and adverse effect on our business. Additionally, there is a risk that failures in systems designed to protect private, personal or proprietary data held by us will allow such data to be disclosed to or seen by others, resulting in potential regulatory investigations, enforcement actions, or penalties, remediation obligations and/or private litigation by parties whose data were improperly disclosed. There is also a risk that we could be found to have failed to comply with U.S. or foreign laws or regulations regarding the collection, consent, handling, transfer, or disposal of such privacy, personal or proprietary data, which could subject us to fines or other sanctions, as well as adverse reputational impact.
Evolving and changing privacy and data protection laws, regulations and societal norms, including evolving and changing definitions of personal data and personal information, within the European Union, the United States and elsewhere, especially relating to classification of IP addresses, MAC addresses, machine identification, location and tracking data and other information, may limit or inhibit our ability to operate or expand our business, including limiting our product and data application development and strategic partnerships that may involve the collection, storage, analysis use and transmission of end-user data. Even the perception of privacy concerns, failures to secure data, or inadequate data protection, whether valid and whether owing to any action or inaction on our part, may harm our reputation and inhibit adoption of our products, applications and services by current and future end-customers.
Our international operations expose us to additional business risks and failure to manage these risks may adversely affect our international revenue.
We derive a significant portion of our revenue from end-customers and channel partners outside the United States. For the nine months ended September 30, 2015 and 2014, we attributed 38% and 39% of our revenue to our international end-customers and channel partners. As of September 30, 2015, approximately 45% of our full-time employees were located outside of North America, with 28% located in China. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources.

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

•	regulatory requirements or preferences for domestic products, which could reduce demand for our products;

•	differing technical standards, existing or future regulatory and certification requirements and required product features and functionality;

•	management communication and integration problems related to entering new markets with different languages, cultures and political systems;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•
heightened risks of unfair competition or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, and irregularities in, our financial statements;

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

•
added legal compliance obligations and complexity, including complying with varying local labor, compensation and tax and securities laws as well as specific and evolving local requirements regarding data protection;

•	foreign currency exchange risk;

•	the increased cost of terminating employees in some countries; and

•	political and economic instability and terrorism.
To the extent we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and manage effectively these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, and business generally, adversely affecting our business, operating results and financial condition.
Our operations in certain emerging markets expose us to political, economic and regulatory risks.
Our growth strategy depends in part on our ability to expand our operations in emerging markets, including Asia Pacific, the Middle East and Africa, and Latin America. However, some emerging markets have greater political, economic and currency volatility, and greater vulnerability to infrastructure and labor disruptions than more established markets. In many countries outside of the United States, particularly those with emerging economies, it may be common for others to engage in business practices prohibited by laws and regulations with extraterritorial reach, such as the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act, or other local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials, including in connection with obtaining permits or engaging in other actions necessary to do business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition and results of operations.
For example, under the FCPA, U.S. companies may be held liable for the corrupt actions taken by employees, strategic or local partners, or other representatives. Under the FCPA, we and our channel partners are also required to maintain accurate books and records and a system of internal accounting controls. As such, if we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation outside the United States, governmental authorities in the United States and elsewhere could seek to impose civil or criminal fines and penalties, which could have a material adverse effect on our business, operating results and financial conditions. While our employee handbook and other policies prohibit our employees from engaging in corrupt conduct, we are in the process of developing and enhancing our compliance measures and training to require both our employees and our third-party intermediaries to comply with the FCPA and similar anticorruption laws.
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

•	enforcement of legal rights or recognition of commercial procedures by regulatory or judicial authorities in a manner in which we are not accustomed or would not reasonably expect;

•
differing technical and environmental standards, data protection and telecommunications regulations and certification requirements, which could prevent the import, sale or use of our products or SaaS offerings in such countries;

•	difficulties and costs associated with staffing and managing foreign operations;

•	potentially greater difficulty collecting accounts receivable and longer payment cycles;

•	the need to adapt and localize our services for specific countries, including conducting business and providing services in local languages;

•	reliance on third parties over which we have limited control, such as our VARs, VADs, or their resellers or agents for marketing and reselling our products and solutions;

•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;

•	difficulties in understanding and complying with local laws, regulations, and customs in foreign jurisdictions or unanticipated changes in such laws;

•	application of or changes in anti-bribery laws, such as the FCPA and UK Bribery Act, which may disrupt our staffing or ability to manage our foreign operations;

•	changes in political and economic conditions leading to changes in the business environment in which we operate, as well as changes in foreign currency exchange rates; and

•	natural disasters, pandemics or international conflict, including terrorist acts or political disputes, which could interrupt our operations or endanger our personnel.
In addition, our competitors may also expand their operations in these markets or others we may also target, and low-cost local manufacturers may also expand and improve products and their production capacities, thus increasing competition in these emerging markets. Our success in emerging markets is important to our growth strategy. If we cannot successfully increase our business in emerging markets and manage associated political, economic, regulatory and currency volatility, our product sales, financial condition and results of operations could be materially and adversely affected.
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
In the future, we may reorganize our corporate structure or intercompany relationships, which would likely require us to incur expenses in the near term for which we may not realize related benefits, at all or within a reasonable period to justify the expense. Changes in domestic and international tax laws, including proposed legislation to reform U.S. taxation of international business activities, may negatively impact our ability to effectively restructure, or reduce the benefits we expected from such corporate restructuring. Any such restructuring would likely involve sophisticated analysis, including analysis of U.S. and international tax regimes. Compliance with such laws and regulations may be difficult and subject our business to additional risks and uncertainties.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations; in addition, we may be unable to use a substantial part of our net operating losses if we don’t attain profitability in an amount necessary to offset such losses.
In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo a future ownership change our ability to utilize NOLs could be further limited by Section 382. Future changes in our stock ownership, some of which are outside of our control, could result in a deemed ownership change under Section 382. Furthermore, we may be unable to use a substantial part of our NOLs due to regulatory changes, such as suspensions of the use of NOLs, or if we do not attain profitability in an amount sufficient to offset such losses. For example, our California state NOL carryforwards of $51.6 million as of December 31, 2014 begin to expire in 2026. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability at a later date.
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
We have expanded our operations significantly since inception and anticipate that we may require further expansion to achieve our business objectives. For example, our revenue for fiscal years 2012, 2013 and 2014 was $71.2 million, $107.1 million and $137.3 million, respectively, and our global headcount as of the end of fiscal years 2012, 2013 and 2014, was approximately 460, 520 and 570 employees, respectively. The growth and expansion of our business and product offerings places a continuous and significant strain on our management, operational and financial resources. Any such future growth would also add complexity to and require effective coordination throughout our organization.
We must improve our infrastructure to manage our growth, which could involve significant costs and could, if not properly managed, harm our operating results.
To manage any future growth effectively, we must continue to improve and expand our information technology and financial and administrative infrastructure, our operating systems and administrative controls and our ability to manage headcount, capital and processes in an efficient manner. For example, we continue to evaluate upgrades to our existing business processes and systems to better manage licensing, renewals and order processing, and to transition to a global distribution platform. Such new processes and systems may significantly improve our transaction efficiency and ability to scale our revenue and operating performance, including through an ability to track, timely identify and manage increasing volumes of product, license and renewal opportunities and transactions. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner, which could result in additional operating inefficiencies and could cause our costs to increase more than planned. If we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, at all or sufficiently to justify the expense, our operating results may be negatively impacted. If we are unable to manage future expansion, our ability to develop and deliver high quality products and services and securely process increased transaction volumes could be harmed, which could damage our reputation and brand and impede expected growth, and any of which may have a material adverse effect on our business, operating results and financial condition.
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
Investments in technology by educational institutions in particular could be related to budgetary constraints unrelated to overall economic conditions, or may be magnified by unfavorable economic conditions. The purchase of our products or willingness to replace existing infrastructure is discretionary and highly dependent on a perception of continued rapid growth in consumer usage of mobile devices and in many cases involve a significant commitment of capital and other resources. In addition, our small and medium enterprise end-customers may also be more sensitive to adverse economic conditions than other potential customers, which could amplify the adverse impact of a deterioration of economic conditions. Therefore, weak economic conditions, uncertain availability of government funding, or a reduction in capital spending would likely adversely impact our business, operating results and financial condition. A reduction in spending on wireless network technology could occur or persist even if economic conditions improve.
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
Our cash and cash equivalents were $88.2 million as of September 30, 2015, which we primarily held in money market funds. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Any deterioration in the United States and global credit and financial markets is a possibility, which could cause losses or significant deterioration in the value of our cash, cash equivalents or possible investments. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents and possible investments, which may affect our ability to fund future obligations. Further, unless and until the current U.S. and global political, credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our business, operating results and financial condition.
System security risks, data security incidents and cyber-attacks could compromise our or our end-customers’ information including proprietary information and end-customer information and disrupt our internal operations, which could cause our business and reputation to suffer and adversely affect our stock price.
In the ordinary course of business, we store sensitive data, as well as our proprietary business information and that of our end-customers, suppliers and business partners. The secure maintenance of this information, and our ability to protect our network from interruption or damage from unauthorized entry, computer viruses or other events beyond our control, is critical to our operations, and business strategy, reputation and, ultimately, our success and value to our investors. While we believe we use certain proven applications designed for data security and integrity, we are in the process of developing and strengthening our information security program. Despite the implementation of security measures, our infrastructure or systems may be vulnerable to hackers, computer viruses, worms, other malicious software programs or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade public and private data networks.

Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. Our information technology and infrastructure may be vulnerable to persistent threats, penetration or attacks by computer programmers and hackers, software bugs or other technical malfunctions, or other disruptions. Due to our business model and the location of some of our development centers, we have faced and are likely to face threats that target both our internal systems and our products and data analytic solutions, which, in turn, may threaten our end-customers' networks, devices, applications and data. In addition, our employees could breach our data security measures and misuse such data or other information, whether through error or misconduct. Any such data security incident, whether external or internal in origin, could compromise our networks, including our cloud-managed platform, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be improperly accessed, publicly disclosed, lost or stolen, which could subject us to liability to our end-customers, suppliers, channel and business partners and others, and cause us reputational and financial harm. Additionally, an effective attack on our systems or products or data analytic solutions could disrupt their proper functioning, allow unauthorized access to sensitive, proprietary or confidential information of ours or of our end-customers, disrupt or temporarily interrupt customers' networking traffic, or cause other destructive outcomes, including the theft of information sufficient to engage in fraudulent financial transactions or compromise other sensitive information. Because the techniques used by computer programmers and hackers, many of whom are highly sophisticated and well-funded, to access or sabotage networks change frequently and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. This could delay our response or the effectiveness of our response and impede our sales, manufacturing, distribution or other critical functions and ability to limit our exposure to third-party claims and potential liability. If any of these types of data security incidents were to occur or to be believed to have occurred, or if we were to be unable to timely respond to protect sensitive data or other proprietary or non-public data, our relationships with our business partners and end-customers could be materially damaged, our reputation and brand could be materially harmed, use of our solutions could decrease, and affected end-customers or government authorities could initiate legal or regulatory action against us in connection with such incidents, which could cause us to incur significant expenses and liability or could result in orders, judgments, or consent decrees forcing us to modify our business practices. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web-based products and data analytic solutions we offer, and operate in more countries.
In addition, if an actual or perceived data security incident occurs in our network or in the network of an end-customer of one of our products and data analytic solutions (particularly our cloud-based offerings), regardless of whether the incident is attributable to our products and data analytic solutions, the market perception of the effectiveness of our products and data analytic solutions could be harmed. We may also be required to expend significant financial and operational resources in an effort to secure our systems and our and our customers’ data from security threats and hazards. Further, real or perceived defects or errors in our products and data analytic solutions (particularly in our cloud-based offerings, due to cloud-based offerings sometimes being perceived as being inherently less secure) could result in claims by channel partners and end-customers for losses that they sustain, including potentially losses resulting from data security incidents affecting our systems, our end-customers' networks and/or downtime of those networks. If channel partners or end-customers make these types of claims, we may be required, or may choose for customer relations or other reasons, to expend additional resources in order to help correct the problem, including warranty and repair costs, process management costs, and associated with re-manufacturing our inventory and costs to respond to and resolve litigation and regulatory claims. The economic costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software systems and security vulnerabilities could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the programmer or hacker, which may be difficult for us to identify.
Undetected software errors or flaws in our cloud platform could harm our reputation or decrease market acceptance of our solution, which would harm our operating results.
Our platform may contain undetected errors or defects when introduced or as we release new versions. We have experienced these errors or defects in the past in connection with new releases and solution upgrades, and we expect that errors or defects will be found from time to time in future releases after their commercial release. Since our end-customers may use our platform for security and compliance reasons, any errors, defects, disruptions in service or other performance problems may damage our end-customers’ business and could hurt our reputation. If that occurs, we may incur significant costs, the attention of our key personnel could be diverted, our end-customers may delay or withhold payment to us or elect not to continue to use our products or renew our services, or defer further purchases, or other significant customer relations problems may arise. We may also be subject to government penalties and liability claims for damages related to errors or defects in our platform.
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and interruptions by man-made problems, such as network data-security incidents, computer viruses or terrorism.
Our corporate headquarters are located in Silicon Valley, and substantially all of our contract manufacturers are located in Asia, both regions known for seismic activity. A significant natural disaster, such as an earthquake, a fire or a flood, occurring near our headquarters, or near the facilities of our contract manufacturers, could have a material adverse impact on our business, operating results and financial condition. Despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins, denial of service attacks, and other disruptions and data security incidents arising from unauthorized tampering with our systems or our products or our data analytic solutions or from internal or external threats. In addition, natural disasters, acts of terrorism or war could cause disruptions in our or our end-customers’ or channel partners’ businesses, our suppliers’ and manufacturers’ operations or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy or incident response plan or comprehensive written information or data security plans in place and do not currently require that our manufacturing partners have such plans or policies in place. To the extent that any such incidents or our failure to promptly or effectively respond result in delays or cancellations of orders or impede our suppliers’ and/or our manufacturers’ ability to timely deliver our products and product components, or the deployment of our products, our business, operating results and financial condition would be adversely affected. We do maintain what we believe are commercially reasonable levels of business interruption insurance. However, we cannot assure you that such insurance would adequately cover our losses in the event of a significant disruption in our business.
Our existing headquarters lease will expire in September 2016 and we may not be able to secure alternative space.
Our existing real estate leases for our headquarters in Sunnyvale, California expire in September 2016. In conjunction with exiting the facilities, we will incur lease termination and facility restoration expenses which could be significant. In addition, currently there is substantial competition for commercial space in Silicon Valley and we may not be able to identify replacement facilities on our expected schedule or on economic terms attractive or comparable to our current lease terms. We may also incur significant up-front costs relating to facility improvements and our initial occupancy, as well as ongoing expenses in higher base rent and costs passed through to us under the lease or sublease agreement. These additional and potentially greater expenses could continue over an extended period of any lease or sublease available to us, which could have a continuing and potentially material impact of our earnings and cash flow. The new facility, and transitioning to a new facility, could also be very disruptive to our operations, which could impact our operating results at the time.
We may acquire other businesses or form partnerships or joint ventures that could require significant management attention, disrupt our business and dilute stockholder value.
We may make investments in complementary companies, products or technologies, or form partnerships or joint ventures with third parties. We have limited experience identifying, purchasing and integrating third-party companies, technologies or other assets that could be complementary to our business or help advance our strategy, in particular, internationally. As a result, our ability as an organization to identify, acquire and integrate other companies, technologies or other assets in a successful manner is unproven. We may not be able to find suitable investment or acquisition candidates, and we may not be able to complete such investments or acquisitions on favorable terms, if at all. If we do complete investments or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any investments or acquisitions we complete could be viewed negatively by our end-customers, investors and financial analysts. In addition, if we are unsuccessful at integrating such acquisitions, or the technologies associated with such investments or acquisitions, the business prospects, operating results and financials of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. Cross-border transactions may involve complex regulatory, labor or government compliance requirements which we may not fully anticipate or which could impose ongoing cost and require significant management attention and resources. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition, including accounting charges. We may have to pay cash, assume liabilities, incur debt or issue equity securities to pay for any such investment or acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any such investment or acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
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
We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs for at least the next 12 months. We may, however, need to raise substantial additional capital in the future to:

•	fund our operations;

•	continue our research and development;

•	develop and commercialize new products;

•	invest in or acquire companies, in-licensed products or intellectual property; or

•	expand sales and marketing activities.
Our future funding requirements will depend on many factors, including:

•	market acceptance of our products and services;

•	the cost of our research and development activities;

•	refinancing existing obligations as they mature or where earlier repayment may be required;

•	the cost of defending, in litigation or otherwise, claims that we infringe third-party patents or violate other intellectual property rights;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	the effect of competing technological and market developments;

•	the market for different types of funding and overall economic conditions; and

•	continued investments we may make to fund anticipated future growth.
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
     If we do not have, or are not able to obtain, sufficient funds, we may have to reduce our cash burn rate, delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or to grant licenses on terms that are not favorable to us. If we are unable to generate sufficient cash flows or to raise adequate funds to finance our forecasted expenditures, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our products, or cease operations. Any of these actions could impede our ability to achieve our business objectives and harm our operating results.
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
Being a public company, and securities litigation arising from our initial public offering in March 2014, has increased the expense for us to obtain director and officer liability insurance at levels we deem commercially reasonable, and we have incurred higher costs and accepted higher retentions to obtain coverage, compared to our prior program for director and officer liability insurance prior to being a public company. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, or our Board, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
As a result of disclosure of information in filings required by us as a public company, our business and financial condition will become more visible, which might result in threatened or actual litigation, including by competitors and other third parties. For example, we are currently defending a class action law suit asserting that statements we made in conjunction with our initial public offering in March 2014 were false or misleading, or failed to include material information. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.
Our debt obligations contain restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial conditions.
On June 21, 2012, we entered into a revolving credit facility with Silicon Valley Bank, which we refer to, as amended, as our revolving credit facility. In March 2015, we entered in to an amendment of the revolving credit facility that extended our borrowing capacity from $10.0 million to $20.0 million. As of September 30, 2015, we have drawn $20.0 million under this revolving credit facility.
Our obligations under the Silicon Valley Bank credit facility is secured by substantially all of our property, other than our intellectual property. The credit facility contains customary negative covenants that limits our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets or engage in merger and acquisition activity, including merge or consolidate with a third party. The credit facility also requires us to maintain a liquidity ratio of not less than 1.25 to 1.00. Our credit facility contains customary affirmative covenants, including requirements to, among other things, deliver audited financial statements, and it contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults arising from inaccuracy of representations and warranties. The revolving credit facility also includes a default upon the occurrence of a material adverse change to our business.
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
Our main competitors include general networking infrastructure vendors, such as Cisco/Meraki and Hewlett-Packard/Aruba Networks, whose broad networking portfolios include enterprise mobility solutions they have developed or acquired or may acquire in the future. In addition, Cisco and Apple announced in August 2015 a collaboration to improve the performance and experience of Apple iOS-based products when used on Cisco networks and operating systems. Such vendors have significant sales and engineering resources and, along with the relationships they have formed, can offer customers and resellers a broader or more compelling portfolio of products and platform solutions than we can offer, which some customers may prefer, and can use their broader offerings to provide additional financial and technical incentives for customers to purchase their products. We also compete with independent Wi-Fi vendors, such as Ruckus Wireless, who are primarily focused on wireless access products and may be a source of product innovation in the market. Such companies may expand their product offerings over time and, through such partnerships and acquisitions and, with greater resources, are able more effectively and opportunistically to target emerging markets or market opportunities, becoming more difficult competitors for us. We expect competition to intensify in the future as other companies introduce new products into our markets, consolidate or broaden their product offerings or from partnerships of collaborations , including amongst our competitors and partners, which expand the breadth and compatibility of their product offerings. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, our market share, any of which would likely seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, there could be a material and adverse effect on our competitive position, revenue and prospects for growth.
A number of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases, more resellers, and significantly greater financial, technical, sales, marketing and other resources. Our competitors may be better able to anticipate, influence or adapt more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the promotion and sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily and develop and expand their product and service offerings more quickly than we can. In addition, certain of our competitors may be able to leverage their relationships with customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages customers from purchasing our products, including through selling at low or even negative margins, product bundling, or closed technology platforms. Our competitors may also be able to offer a broader integrated product platform, or across platforms through partnerships, bringing together a unified product, security and applications offering. Potential end-customers may prefer to purchase all of their equipment from a single provider, or may prefer to purchase wireless networking products from an existing supplier rather than a new supplier, regardless of product performance or features.
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
Industry consolidation and strategic partnerships lead to increased competition and may harm our operating results.
There has been a trend toward industry consolidation in our markets for several years as companies attempt to strengthen or hold their market positions in an evolving industry, and as companies are acquired or are unable to continue operations. Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they individually had offered. For example, in November 2012, Cisco Systems acquired Meraki Networks. In 2014, Juniper Networks announced that it was exiting its wireless networking business as part of a strategic partnership with Aruba Networks. In April 2014, Zebra Technologies announced that it would buy the enterprise business of Motorola Solutions. In March 2015, Hewlett-Packard announced that it would acquire Aruba Networks. In July 2015, Fortinet, Inc. completed its acquisition of Meru Networks. In addition, Cisco and Apple announced in August 2015 a collaboration to improve the performance and experience of Apple iOS-based products when used on Cisco networks and operating systems. Such or similar consolidation or strategic partnerships may continue in the future. The companies or alliances resulting from these possible consolidations may create more compelling or bundled or integrated product platforms, bringing together unified product, security and application offerings, as well as being able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, channel coverage, technology or product functionality. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized technology companies such as ourselves and, consequently, customers’ willingness to purchase from us. Companies that are strategic alliance or channel partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors, with more efficient cost structures that are better able to compete as sole-source vendors for our end-customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results and financial condition.
Demand for our products and services depends in part on the continued growth of the industries in which we participate, and the failure of these industries to expand or the timing of their transactions could harm our operating results.
We currently target K-12 and higher education, retail, distributed enterprise and, to a lesser extent, healthcare end-customers. We sell into verticals such as finance, manufacturing, utilities, telecom, state and local government, transportation, legal, accounting, architecture, engineering and construction. In the event any of the specific sectors we target fails to expend on wireless networking, our operating results could be harmed. For example, the education sector is faced with limited resources to spend on technology purchases. In North America, the U.S. government’s E-Rate program starting on July 1, 2015 is expected to provide a significant portion over the next several years of the funding used by schools to purchase our solutions. If this sector does not continue to expand expenditures on technology in general, and wireless networking in particular, our business could be harmed. If the E-Rate program is discontinued or receives a lower level of funding our business could also be harmed. In addition, purchasing decisions by schools may depend on the availability or expectation of funding, including the timing and availability of funding for schools under the FCC’s E-Rate program. For example, in addition to our normal seasonality, we continue to see schools defer purchases to later 2015 (and into 2016), in anticipation of the availability of such funding and due to decisions to delay product deployment, including to accommodate school schedules. It is also possible under the federal program for schools which have filed Form 471 forms specifying awards for Aerohive products to cancel such awards prior to placing orders, and to re-apply in 2016 under the program for a different or larger implementation, which new order may be with us or one of our competitors. Such deferrals, delays and possible cancellations can cause fluctuations and increased seasonal variations in demand for our products and services in the education vertical, making more difficult our ability to forecast our operating performance and achieve revenue and other operating results based on those forecasts. The sales results for our first fiscal quarter 2015 were below expectations, primarily due to a pause in demand in U.S education business due to such various aspects and timing of the Federal E-Rate program. We also saw K-12 spending shift from the first half of the year into the second half of the year, and into our fiscal 2016. In addition, we expect that certain end customers in the education vertical could decide further to delay deploying their networks, which could also defer their purchasing decisions into 2016. We expect our historical seasonality to continue, but to be amplified by the availability of project funding and timing of such funding under the E-Rate program. We currently expect this could result in the sequential decline in our product revenue in our first quarter of fiscal 2016 to be greater than we have historically experienced, though moderately less than we experienced in our first quarter of fiscal 2015.
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
Software subscription and services revenue, consisting of sales of new or renewal subscription and support and maintenance contracts, accounts for a significant portion of our revenue, comprising of 9% of total revenue for fiscal 2013, 12% of total revenue for fiscal 2014 and 17% of total revenue for the nine months ended September 30, 2015, respectively. Service revenue might decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our offerings, the prices, pricing and changes in the scope of our offerings, the prices of products and services offered by our competitors and reductions in our end-customers’ spending levels. We are developing and implementing systems to enable us better to track and timely identify renewal opportunities. If our sales of new or renewal subscription and support and maintenance contracts decline, or we are not able to manage efficiently increased support transaction volumes, including renewals, our revenue and revenue growth may decline and our business will suffer. In addition, we currently recognize service revenue ratably over the term of the relevant service period, which is typically one, three or five years. As a result, much of the service revenue we report each fiscal quarter is the recognition of deferred revenue from service contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time and the associated revenue we recognize could be lower in any particular quarter.
If we fail to comply with environmental requirements, our business, financial condition, operating results, and reputation could be adversely affected.
We are subject to various local, state, federal, and international environmental laws and regulations, including laws governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment. Examples of these laws and regulations include the European Union (EU), Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS), and the EU Waste Electrical and Electronic Equipment Directive (WEEE Directive), as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway, and Japan and may be enacted in other regions in which currently or expect to operate, including in the United States, and we are, or may in the future be, subject to these laws and regulations.
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
Our products are subject to governmental regulations in a variety of jurisdictions. In order to achieve and maintain market acceptance, our products must continue to comply with these regulations as well as a significant number of industry standards. In the United States, our products must comply with various regulations defined by the Federal Communications Commission, or FCC, Underwriters Laboratories and others. We must also comply with similar international regulations in order for our products to be certified for use in such countries. For example, our wireless communication products operate through the transmission of radio signals and radio emissions are subject to regulation in the United States and in other countries in which we do business. In the United States, various federal agencies, including the Center for Devices and Radiological Health of the Food and Drug Administration, the FCC and various state agencies have promulgated regulations that concern the use of radio/electromagnetic emissions standards. Member countries of the European Union and individual countries in the Asia Pacific region have enacted similar standards concerning electrical safety and electromagnetic compatibility and emissions and chemical substances and use standards. In addition, our data analytics solutions, and the manner in which we collect, store, analyze, use or transmit end-customer data, increasingly may be subject to regulation under the Federal Trade Commission.
As these regulations and standards evolve, and if new regulations or standards are implemented, we will be required to modify our products or develop and support new versions of our products, or change the manner in which we collect, store, analyze, use or transmit end-customer data, and our compliance with these regulations and standards may become more burdensome and require significant investments. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay introduction of our products, which could harm our business. End-customer uncertainty regarding future policies may also affect demand for communications products, including our products. Moreover, channel partners or end-customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products to address these requirements and any regulatory changes may have a material adverse effect on our business, operating results and financial condition.
Risks Related to Our Intellectual Property
If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.
We protect our proprietary information and technology through licensing agreements, third-party nondisclosure agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the United States and similar laws in other countries. We do not know whether these protections will be available in all cases or will be adequate to prevent our competitors from copying, reverse engineering or otherwise obtaining and using our technology, proprietary rights or products. The laws of some foreign countries, including countries in which our products are sold, used or manufactured, are in many cases not as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights and trade secrets, or applications for any of the foregoing. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology or design around our proprietary rights. We have focused patent, trademark, copyright and trade secret protection primarily in the United States. As a result, we may not have sufficient protection of our intellectual property in all countries where infringement may occur. In each case, our ability to compete or offer our products for sale could be significantly impaired.
To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. We currently have a limited portfolio of issued patents compared to our larger competitors and, therefore may not be able to effectively utilize our intellectual property portfolio to assert against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention and, in any case, we could fail to be successful in any such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.
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
As our business expands and the number of products and competitors in our market increases and overlaps occur, we expect that infringement claims may increase in number and significance. Any claims or proceedings against us, whether meritorious, will be time-consuming, result in costly litigation, require significant amounts of management time or result in the diversion of significant operational resources, any of which could materially and adversely affect our business and operating results.
Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. Our limited portfolio of issued patents may not provide defenses or counterclaims in response to patent infringement claims or litigation brought against us by third party competitors. Further, where non-operating entities or other adverse patent owners have no relevant products or revenue bring such claims or litigation our potential patents provide no deterrence or competitive risk. In any case, many potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims than we could against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We might also be required to seek a license and pay royalties for the use of such intellectual property, which may not be available on commercially acceptable terms, or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful.
See Part II, Item 1 “Legal Proceedings." for a discussion of the intellectual property litigation in which we are currently involved.
Our use of open source software could impose limitations on our ability to commercialize our products.
Our products utilize software modules licensed to us by third-party authors under open source licenses, including as incorporated into software we receive from third party commercial software vendors. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, updates, warranties, or other contractual protections regarding infringement claims or the quality of the code. Furthermore, the terms of many open source licenses have not been interpreted by U.S. courts, and these licenses could be construed in a way that could impose other unanticipated conditions or restrictions on our ability to commercialize our products. In addition, some open source licenses require the licensee, under certain circumstances, to make available source code for modifications or derivative works the licensee creates based upon such open source software, and to allow further modification and distribution of such works. As a result, if we combine our proprietary software with open source software or modify such software in a certain manner, we could be required to release certain source code we authored under license terms that freely permit further modification and distribution. In some instances, this could allow our competitors to create similar products with lower development effort and time, create security vulnerabilities in our products, and ultimately result in a loss of product sales for us. Further, if we are held to have breached or otherwise failed to comply with the terms of an open source software license, we could be required to pay damages, seek licenses from third parties to continue offering our products, re-engineer our products, or discontinue the sale of our products if re-engineering could not be accomplished on a timely basis.

We have initiated an internal review of our usage of open source software in our products, and an analysis of the impact, if any, of such usage on our products and business. Until we have completed such review and analysis, we may not be able to identify all of the risks regarding our use of open source software and what steps, if any, we may need to take to come into compliance with applicable license terms. Moreover, our implementation of tools and policies designed to monitor our use of open source software in our products may not be adequate or entirely effective in all instances. Depending on our determination of the impact on our business of compliance with applicable open source licenses license requirements, we could be required to re-engineer certain aspects of our products and/or seek licenses from third parties. Until we have completed our analysis, we will not know the extent of such re-engineering efforts, if any, or if and on what terms such licenses could be available.
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
The trading price of our common stock has fluctuated substantially. From the date of our initial public offering in March 2014 through September 30, 2015, the high and low trading price for our common stock as reported by the New York Stock Exchange ranged between a high of $12.23 and a low of $3.43. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock, since you might not be able to sell your shares at or above the price you paid.
Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of high technology stocks;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	sales of shares of our common stock by us or our stockholders, including through secondary offerings we may initiate to generate cash to fund our ongoing operations;

•
failure of financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of our investors;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships or capital commitments, or of delays in our product offerings;

•	public analyst or investor reaction to our press releases, other public announcements and filings with the Securities and Exchange Commission;

•	rumors and market speculation involving us or other companies in our industry;

•	investor reaction to announcements we may make concerning our operations, business initiatives or operating performance;

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
Our directors and executive officers and stockholders holding more than 5% of our capital stock and their affiliates, excluding stockholders and affiliates holding between 5% and 10% of our capital stock not affiliated with any of our officers or directors, and do not possess any other indicia of control with respect to our company, beneficially own, in the aggregate, approximately 67.1% of our outstanding common stock based on the number of shares outstanding as of September 30, 2015. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit our stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
The trading market for our common stock is influenced by the research and reports that industry or financial analysts publish about us, our business, our competitors’ business or our industry. We do not control these analysts or the content and opinions included in their reports. As a recently public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding our stock price, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
We believe our long-term value as a company will be greater if we focus on growth instead of profitability.
Part of our business strategy is to focus on our long-term growth. As a result, it may take longer to achieve and sustain profitability and, once achieved, our profitability may be lower in the near term than it would be if our strategy was to maximize short-term profitability. Our use of cash could also be greater and extend over a longer period as we make investments in areas of our operations, such as sales, marketing and research and development, which we feel may promote growth and profitability over the long term. Expenditures on expanding our research and development efforts, sales and market efforts, infrastructure and other such investments may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve profitability, at all or on a schedule or at the level anticipated by analysts and our stockholders, our stock price may decline. Conversely, our efforts to achieve profitability could cause us to reduce hiring and other investments, which could limit our product development and efforts to improve sales execution, and create organizational strain, including within our sales engineering and support organizations.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November 2015.

AEROHIVE NETWORKS, INC.

By:	/s/ David K. Flynn
David K. Flynn
President and Chief Executive Officer

AEROHIVE NETWORKS, INC.

By:	/s/ John Ritchie
John Ritchie
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description of Document
10.1		Offer Letter dated August 27, 2015 by and between the Company and John Ritchie
10.2		Separation and Change in Control Severance Agreement, effective as of August 31, 2015, by and between the Company and John Ritchie
10.3		Separation and Release Agreement, dated September 1, 2015, by and between the Company and Gordon Brooks
10.4		Independent Consultant and Contractor Agreement dated September 1, 2015 by and between the Company and Gordon Brooks
10.5		Sixth Amendment to Loan and Security Agreement, dated November 2, 2015, by and between the Company and Silicon Valley Bank
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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