Form 10-K
period 2015-12-31
AEROHIVE NETWORKS, INC
filed 2016-02-26
CIK 1372414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $167.4 million based upon the closing sale price of such stock on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 10% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.
The number of shares of the registrant's common stock, par value $0.001, outstanding as of February 16, 2016 was 49,023,134.

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
These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to predict our revenue, operating results and gross margin accurately;

•	the transition of newly hired management-level employees and their ability to improve our execution processes;

•	our ability to maintain revenue growth and achieve and maintain profitability;

•	our ability to manage expenses such as R&D and infrastructure;

•	our ability to timely develop, deliver and transition to new product offerings while maintaining our service level commitments to end-customers;

•	our ability to timely adapt to the changes and development of markets and industries;

•	any potential loss of or reductions in orders from our larger customers;

•	our ability to achieve growth in key verticals, including the educational sector;

•
our ability to maximize the economic opportunity of the U.S. Federal Communications Commission’s, or FCC, E-Rate program and the timing of the availability of funding and decisions by end-customers to purchase our products using such funding;

•	the length and unpredictability of our sales cycles with end-customers;

•	the effects of increased competition in and consolidation of our market and our ability to compete with larger competitors with greater financial, technical and other resources;

•	our ability to continue to enhance and broaden our product offering and bring new products to market;

•
Our ability to develop new Software-as-a-Service, or SaaS, capabilities and offerings, including data analytics and API platforms, as well as associated business, operation and sales resources and capabilities, while not disrupting our existing revenue and customer base;

•	our ability to maintain, protect and enhance our brand;

•	our ability to attract new end-customers within the verticals and geographies we currently operate in and those that we target;

•	our ability to predict economic, political and business conditions in the markets in which we operate;

•	our ability to maintain effective internal controls;

•	the quality of our products and services;

•	our ability to continue to build and enhance relationships with channel partners and particularly with our strategic partners, including Dell;

•	our ability to attract, hire, train and retain qualified employees and key personnel, particularly in sales and engineering;

•	our ability to effectively execute our sales process to ramp up sales in underdeveloped territories and maximize our inventory management capabilities;

•	our ability to sell our products and effectively expand internationally;

•
our ability to develop, maintain and enforce data security, access and use policies, including with respect to our cloud-managed services platform and infrastructure, and in particular in conjunction with our data analytics services and applications and the collection, storage and use of associated customer or end user data;

•
claims from shareholders that we have violated the securities laws and claims that we infringe intellectual property rights of others, the expense to defend such claims and the uncertainty such claims create for us, including with respect to intellectual property claims, our ability to continue to sell and support our products;

•	our ability to effectively manage our growth;

•	the effects of fluctuations in currency exchange rates, in particular the recent strengthening of the U.S. dollar relative to certain currencies;

•	our ability to comply with domestic and international regulations in areas such as export controls, tax, employment, privacy and data security;

•	our ability to protect our intellectual property and exposure to third party claims that we or our customers or channel partners infringe their intellectual property; and

•	other risk factors included under the section titled “Risk Factors.”
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
PART I

ITEM 1.    BUSINESS
Overview
Aerohive Networks, Inc. and together with its subsidiaries (“Aerohive Networks,” “Aerohive,” “Company,” “we,” “us,” and “our”) has designed and developed a leading cloud networking and enterprise Wi-Fi solution that enables our customers to use the power of Wi-Fi, cloud, analytics and applications to transform how they serve their customers. Our products include Wi-Fi access points, routers and switches required to build an edge-access network; a cloud services platform for centralized management, data collection and analytics; and applications that leverage the network to provide additional capabilities to the business and IT organization. Together, these products, service platforms and applications create a simple, scalable, and secure solution to deliver a better connected experience. Customers around the world, from Fortune 500 businesses to small schools, have chosen our products.
Technologies and Solutions
Our portfolio of products and solutions is built around three primary sets of technologies and capabilities:

•	Enterprise Cloud Networking. Using cloud technologies, as a public or private cloud, to manage the network and reduce the complexity of supporting large numbers of devices.

•	Wi-Fi Connectivity. Wi-Fi access points and supporting wired devices built around a unique distributed architecture that delivers simplicity, speed, security, and scale.

•	Application and Insights. Customized business & IT applications that use data collected from the network to unlock new information, insights, and engagement.
We believe that each of these areas adds valuable customer capabilities, differentiates our offering, and showcases our continuing innovation.
Enterprise Cloud Networking. Our customers today are increasingly demanding simplicity in how they manage and operate their Wi-Fi network. Cloud networking enables us to deliver this. Our cloud networking capabilities, including our

HiveManager network management application, combine the benefits of the cloud with the feature depth required for managing enterprise-class networks. We believe we are the only major vendor who can provide these enterprise class capabilities in both a public cloud and a private cloud deployment.
We have chosen to focus on enterprise cloud networking based on the compelling benefits we believe we can offer our customers. Legacy approaches to network management have relied on complex enterprise applications that customers must install, integrate, maintain, and administer themselves. New releases were infrequent, updates installed by customers even less frequent. In contrast, cloud-based network management provides a single integrated management view across the entire network that can be accessed from virtually anywhere. The network management application is maintained and administered in the cloud and, accessed as a subscription service that can be regularly updated in response to new features or urgent changes.
Our approach to cloud networking and our HiveManager application deliver a number of important capabilities to our customers. While enterprise customers want simplified network management they still need a full set of features and capabilities. Our “progressive disclosure” user interface means that advanced features are available but are hidden from view when then are not being used. Similarly, organizations that need to deploy the network often do not have technical staff at every location. Our cloud networking supports automated provisioning, where a device that is connected to the network for the first time can automatically find and download its proper configuration. Our cloud network solution also includes troubleshooting capabilities, such as dashboards to quickly identify potential issues and monitoring to easily research and resolve issues. Finally, cloud networking makes it possible for a customer to very quickly evaluate the capabilities of our solution. A single wireless access point with a corresponding license for HiveManager gives customers complete access to our capabilities. Overall, we believe that our customers are able to manage even large networks with a small staff and limited resources by taking advantage of our cloud network capabilities.
We believe that some customers want the capabilities of cloud networking but also need to manage their network in their own datacenter, behind their own firewall. HiveManager can be installed and run "on premises" at a customer location with the same functionality and same software as we offer in the public cloud.
While we were an early leader in cloud networking we continue to invest and innovate. In April 2015, we launched HiveManager NG as the next generation of our cloud network management application. HiveManager NG offers an updated user interface, improved troubleshooting, and support for larger deployments. We view HiveManager NG as our strategic cloud application for the future.
Scalable Wi-Fi. Our scalable Wi-Fi provides the connectivity for the overall Aerohive solution. We have built our Wi-Fi around a distributed control architecture that simplifies operations and improves resilience. Integral to our Wi-Fi is the ability to securely control access to the wireless network. We also offer the access switches and branch routers needed for a complete access network infrastructure.
We believe our distributed control remains one of our key innovations and differentiators. Over the last decade, Wi-Fi architectures have gone through a series of evolutions in response to changing technologies and user requirements. When the original autonomous Wi-Fi access points proved difficult to manage wireless LAN controllers were introduced to the network. Wireless LAN controllers brought management, but they also brought the cost and complexity of dedicated hardware, a new single point of failure, and rigid deployments too inflexible to meet dynamic requirements of wireless networks. To overcome these limitations other vendors have integrated their controller with switches or Wi-Fi access points, or moved their controller into the cloud, with greater cost and limited capabilities. In contrast, our architecture fully distributes the control plane across the W-Fi access points, eliminating the need for any wireless LAN controller and reducing cost of operations. Radio management, client roaming, load balancing, policy enforcement, and packet inspection are some of the functions that can be performed locally on the Wi-Fi access point. The algorithms for distributed control are delivered by HiveOS, our device operating system that runs on every Aerohive Wi-Fi access point.
Our distributed control architecture provides key benefits to our customers. Most important is the scalability of a single architecture effective for deployments from one to thousands of Wi-Fi access points. Most of our competitors have different technologies and products for different sizes of deployments. Our customers can start small and grow as they need to without any change in architecture or Wi-Fi technology. Our customers can also mix different generations of Wi-Fi access points in the same network, providing investment protection. Overall, by intelligently distributing control over the Wi-Fi access points our architecture can support faster deployments and greater resiliency.
Integral to our scalable Wi-Fi is the ability to enforce security at the Wi-Fi access point based on the end user’s access policies, which can be based on the application being used, user identity and role, device type and ownership, location and time of day. Our Private Pre-Shared Key, or PPSK, technology extends these capabilities to assign each device a unique key for accessing the network that can be authorized or revoked without impacting any other network devices. PPSK can also be used in IoT deployments to authorize devices that do not have a keyboard or some other mechanism for providing credentials.
While we emphasize our Wi-Fi capabilities our portfolio also includes wired access switches and branch routers. Wireless access points generally connect to an access switch for connectivity and power. Branch routers can provide a connection for a remote office to the wide area network. Our Wi-Fi access points do not require either our switches or branch routers - they can be used with products from other major network hardware manufacturers. However, customers who purchase our access switches or branch routers gain the ability to manage them with their wireless access points through a single HiveManager interface.
Applications and Insights. Increasingly, our customers are looking for value from their network beyond just connectivity. Wireless networks collect enormous amounts of data about users and devices - where they are, how they are being used, how often they are on the network, etc. Our emerging capabilities in applications and insights make it possible to combine the data collected by our network with other data sets to support new business and IT applications.
Our programs to develop applications and insights, and to sponsor an ecosystem to enable our partners to develop applications using our data, are intended to address a variety of use cases. Some examples include:

•
Network Management. Tracking the behavior of the network to identify opportunities to improve performance. For example, our HiveManager NG application provides a simpler, more efficient way to manage a wireless and wired network.

•
Network Access. Streamlining how access to the network is granted. For example, our personal device access capabilities can be integrated with an application to allow guest to register their devices on the network, then have their registration approved by an employee from their mobile phone.

•
Business Insight. Tracking the presence and location of users and devices. For example, our presence data can be used to understand the behavior of consumers in a retail environment, or when employees come to work in the office.

These applications, including our HiveManager NG management application, are built on the same Aerohive Cloud Services (ACS) platform. The ACS platform collects data from Aerohive network devices, other vendor devices, or other third-party sources. Collected data can be aggregated into a secure and scalable cloud-based big data store, which then can be processed and made available externally via application programming interfaces (APIs). Application developers can incorporate these APIs into their applications in order to receive data and analytics from us without needing to collect and process this data themselves. This approach means that the ACS platform has the extensibility to support additional use cases in the future.
A key element of our applications strategy is to deliver open APIs that can be used by anyone. In November of 2015 we launched our Aerohive Developer Program to promote our APIs and support the creation by third parties of applications to use our data. We expect to continue to expand the APIs and analytics that are available from the ACS platform in order to create an open application development environment that makes it possible for us, our customers, and/or our partners to use our APIs to create additional applications.
Products
Our solution is available to end customers as a portfolio of products that includes our hardware products, cloud-based network management and applications, and support services.
Our hardware products include Wi-Fi access points, branch routers and access switches. Our hardware products are developed by our hardware design team working in conjunction with original design manufacturer, or ODM, partners, and leverage the latest commercially available and economically viable Wi-Fi radios, processors, and switching chips. Our hardware products run on our proprietary HiveOS operating system. We sell our access switches and branch routers in conjunction with a sale of Wi-Fi access points. We also sell our Wi-Fi access points for use with other manufactures access switches.
Our cloud-based product offering includes HiveManager, our network management application, and our Mobility Suite, which includes our Guest Access, Personal Device Access, ID Manager, and Social Login applications. We continue to invest in our cloud platform and applications, including our next-generation network manager, HiveManager NG, which we released during our second quarter of our fiscal year 2015 that includes an updated user interface, more-scalable cloud operations infrastructure, and greater access to the data collected by our devices.

We offer tiered maintenance and support services under renewable, fee-based maintenance and support contracts, which include technical support, bug fixes, access to priority hardware replacement service and unspecified upgrades on a when-and-if available basis. Our Software as a Service, or SaaS, subscriptions include comparable maintenance and support services.
Segment and Geographic Information
We operate one reporting segment and operating segment structure. Financial information about our operating segment and geographic areas are presented in Note 10 of Notes to Consolidated Financial Statements.
Customers
We sell our products through a network of authorized resellers and distributors and managed service providers. Our products have been sold to over 24,000 end-customers worldwide. We define end-customers as organizations holding or having held licenses to our products and software subscription and services. Our end-customers represent a broad range of industry verticals, including K-12 and higher education, healthcare, retail and distributed enterprises.
During the fourth quarter of 2015 we engaged an external research company to conduct a customer satisfaction survey. Respondents participating in this survey reported very high levels of satisfaction with the Aerohive solution, as reflected in a net promoter score of 64. 95% of respondents indicated they would recommend our solutions, while 97% indicated their intent to continue using our solution.
Sales
As our sales model, we use channel partners to sell and deliver our solutions to our end-user customers, supported by our sales organization. Our field-based regional sales organization supports large-account acquisition and overall market development. Our centrally based inside sales teams focus on the acquisition of mid-market accounts in both the Enterprise and State & Local Government / Education segments. Our channel sales team recruits and manages channel partners. Our sales engineers have responsibility for pre-sales technical support, solutions engineering for our end-customers, and technical training for our channel partners. We expect to continue to grow our sales headcount in our principal markets and to expand selectively our presence into countries where we currently do not have a direct sales presence.
Our sales teams work with our channel partners who have networking, Wi-Fi and/or vertical market expertise to win and support end-customers through a direct-touch approach. Our value-added distributors, or VADs, sell our products to and support our value-added resellers, or VARs, who then sell our products directly to end user customers, often with the addition of their own installation or professional services. We are increasingly working with Managed Service Providers, or MSPs, who bundle our product and service offerings with their own infrastructure and services to provide ongoing network operations and management to end-customers.
Sales to these channel partners are subject to our standard, non-exclusive distributor or reseller agreements, which provide for an initial term of one to three years and one-year renewal terms based on compliance with our program requirements. We operate a formal accreditation program for our channel partners’ sales and technical professionals. VARs and VADs work together on a non-exclusive basis to market our products, identify and close sales opportunities and provide pre-sales and post-sales services to our end-customers. Our channel partner program rewards our channel partners based on a number of attainment goals and provides them access to product discounts, technical and sales training and support, and marketing funds. We announced in April 2015 a new relationship with Dell Inc., whereby Dell has become a reseller of our Wi-Fi and cloud services, and in September 2015, we announced with Brocade and Juniper Networks collaborations that allow us to meet in the channel and co-sell a combined wired and wireless solutions to our end-customers. We also have an existing relationship with Apple, where certain of our Wi-Fi access point products can be purchased through Apple’s online retail website. To support these new relationships, we are continuing to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings.
Backlog
We typically accept and ship orders for product and related services within a short time frame. However, our partners may reschedule orders without penalty or we may delay shipment due to inventory constraints. As such, we do not believe that our backlog at any particular time is a reliable indicator of future revenue.
Research and Development
Continued investment in research and development is critical to our business. To this end, we have assembled a team of engineers with expertise in various fields, including networking platforms, cloud operations and applications, security systems,

RF functions, user interface design and open source programming. We currently conduct our research and development efforts in California, China and Oregon.
We have invested significant time and financial resources in the development of our products, including our ACS, HiveManager and our HiveOS platforms. We view continued investment in these capabilities as essential to our ability to differentiate ourselves in a competitive industry and to continue to be able to grow our business. For example, in 2015 we released HiveManager NG, our next-generation cloud services platform which will provide a basis for data services and data analytic applications, and we released additional software modules to enhance the functionality and performance of our HiveOS operating system. In 2015, we announced our ACS platform which will provide a secure and scalable cloud-based big data store for data collected from Aerohive network devices, other vendor devices, or other third-party sources, which can then be available to application developers to incorporate their API applications without needing to collect and process this data themselves. We also announced our Connected Experience platform that enables applications and insights that help our end-customers' business and IT team to unearth new data sources and opportunities for personalized access and engagement, increase productivity and efficiency, and ultimately fuel a better customer experience, leading to business growth.
We plan to continue to expand our product offerings and solutions capabilities in the future and plan to continue to dedicate significant resources to these research and development efforts.
Manufacturing
We outsource the manufacturing of our hardware products to ODMs. We believe that using original design manufacturers helps to optimize our operations by lowering costs, reducing time-to-market and enabling us to adjust to changing end-customer demand.
Our products are manufactured in China and Taiwan. Finished products are then shipped to warehousing and delivery logistics center in California and the Netherlands. We operate these logistic centers for all end-customer shipments, whether destined to locations in the Americas, Europe, the Middle East and Africa, or EMEA, or Asia Pacific and Japan, or APAC.
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
Competition
We operate in a competitive market for enterprise mobility and network edge infrastructure, which has in the past experienced high growth and continues to experience constant change and consolidation. Our competitors fall into two main groups:

•	General networking vendors, such as Cisco/Meraki and Hewlett-Packard/Aruba, whose portfolios include enterprise mobility solutions;

•	Independent Wi-Fi vendors, such as Ruckus Wireless, which are primarily focused on wireless access products but who may also enter the market for enterprise-class mobility solutions.
We may also face increasing competition from new entrants to our market and from smaller private companies, such as Xirrus and others.
Trends in enterprise mobility, including the proliferation of mobile devices, increased BYOD utilization, enterprise adoption of cloud and the adoption of mobile-first applications are all significantly increasing the importance of wireless inside the enterprise. The principal competitive factors in our market include:

•	ability to address specific customer deployment requirements;

•	ease of use and simplicity of solutions;

•	flexibility and feature depth of solutions;

•	capability to support business or customer facing applications;

•	price and total cost of ownership;

•	performance and scalability of products;

•	network survivability and reliability of solutions; and

•	security of the network.
We believe that we generally compete favorably on the basis of all of these factors. However, many of our competitors have substantially greater financial, technical and other resources, greater name recognition, longer operating histories, larger sales and marketing budgets, broader distribution and established relationships with distribution partners and end-customers and larger and more mature intellectual property portfolios which provide a greater ability to assemble, market, and aggressively price different capabilities across an integrated product platform. For example, several of our competitors, including Cisco and Ruckus, have committed significant internal sales and marketing resources to increase their participation in the 2016 FCC’s E-Rate funding program for K-12 schools. Ruckus also announced in 2015, that they are developing access point products and applications intended for the enterprise, a market in which we currently compete.
Seasonality
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding seasonality of our business.
Intellectual Property
Our success depends in part upon our ability to protect our core technology and intellectual property. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements to protect our intellectual property rights. As of December 31, 2015, we had 22 issued patents and 42 patent applications pending in the United States relating to our current and next-generation networking products, operating platform and cloud-based applications, and the ability to claim priority to most of the patent applications worldwide. Our first issued patents begin to expire in 2028. However, these patents or any patents that may issue to us in the future may be subject to re-examination, contested, circumvented, found unenforceable or invalidated, and we may or may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our products, including open source software. We believe our licenses are on commercially reasonable terms.
We utilize internal and external controls to restrict access to and use of our proprietary software and other confidential information, including contractual protections with employees, contractors, end-customers and channel partners. Our software is also protected by U.S. and international copyright laws. However, despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses and confidentiality agreements, third parties may still copy our products or otherwise obtain and use our software and technology without our knowledge or authority or in ways we do not intend.
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
Employees
As of December 31, 2015, we had 624 employees in offices in the Americas, EMEA and APAC. None of our employees is represented by labor unions, whether in the United States or abroad. We consider all current employee relations to be good. However, we continue to see a high rate of employee turn-over, particularly amongst our Silicon Valley employees where competition is typically high for sales and engineering personnel, and Hangzhou China, where we currently maintain our principal research presence, where competition is high for highly skilled product development and engineering personnel.
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
Website Posting of SEC Filings
We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, as soon as reasonably practical after we electronically file or furnish them with the SEC. You can access these reports and amendments by clicking on the “Company/Investor Relations” tab. Further, you may read and copy these materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The contents of our website are not incorporated into, or otherwise to be regarded as a part of, this report or any other report we file with or furnish to the SEC.

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
In February 2016, we indicated that we believe we can achieve quarterly non-GAAP profitability in 2016, based on revenues in the range of $50 million to $51 million, and that we expect to meet this objective through a combination of revenue growth and controlled operating expenses. However, we have a history of losses and we have never achieved profitability on a quarterly or annual basis, and we cannot predict with certainty whether or when we might be profitable in the foreseeable future. We experienced net losses of $33.2 million, $30.6 million and $46.2 million for fiscal years 2013, 2014 and 2015, respectively. As of December 31, 2015, our accumulated deficit was $197.1 million. We expect to continue to incur expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel, including specifically personnel relating to sales and marketing, and investments in channel and product development and support. As such, we may not control our expenses sufficiently to achieve profitability on a non-GAAP basis even if we achieve quarterly revenue in the indicated range. If we fail to increase our revenue and manage our cost structure, we may not achieve or sustain profitability in the future. Once achieved, we may not be able to sustain or increase our profitability, at all or at levels our investors or industry analysts expect, or we may choose to continue to make investments in our operations which we feel will promote long-term growth but which will reduce near-term profitability. This could also require us to continue to use available cash to support our investments and ongoing operations. As a result, our business and prospects, and how investors view and value our common stock, would be harmed.
It is difficult for us to evaluate our prospects and future financial results, which may increase the risk that we will not be successful.
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
In addition, our planned expense levels depend in part on our expectations of future revenue. We may choose to increase levels of investment in areas such as R&D and sales and marketing, despite near-term fluctuations in revenue, in order to position us for continued growth. In addition, because any substantial adjustment to expenses to account for lower levels of revenue may be difficult and may take time to implement, we may not be able to reduce our costs sufficiently to compensate for a shortfall in revenue. In such instances, even a small shortfall or seasonal fluctuation in revenue could disproportionately and adversely affect our operating margin, operating results and use of cash for a given quarter.
Our operating results may also fluctuate due to a variety of other factors, both within and outside of our control and which we may not foresee, or which we may foresee but not effectively manage, including the changing and volatile domestic and international economic environments, and demand for our products in general and from any particular vertical which may be a target market for our products, and any of which may cause our stock price to fluctuate. In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include:

•
fluctuations in demand for our products and services, including seasonal variations, especially in the education vertical where purchasing in the United States is typically stronger in the second and third quarters and weakest in the first and fourth quarters and where purchasing at any time may depend on the availability of funding, including fluctuations based on government sponsored initiatives, including the timing and availability of funding for schools under the FCC’s E-Rate program and the decisions of schools to defer purchases in anticipation of the availability of such funding or due to a decision to delay product deployments;

•	the sequential expansion of our operating performance typically from the first quarter to the second quarter, and our ability to sustain that expansion in subsequent quarters;

•
our ability to hire, train, develop, integrate and retain a sufficient number of skilled sales and engineering employees to support our continued growth, including internationally and to replace turn-over of our employees in these functions and locations;

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

•
the continuing strength of the U.S. dollar relative to the currencies of the countries of our VADs or end-customer who purchase our products, or our contract manufacturers or the component suppliers to our contract manufacturers, may require us to reduce pricing for our products outside the United States in order to maintain sales and revenue performance, or raise the cost we must pay to our manufacturers for our products, resulting in either case in lower revenue and/or gross margins for those products;

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

The effects of these factors individually or in combination could result in unpredictability in our quarterly and annual operating results, our ability to forecast those results and our ability to achieve those forecasts. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of our investors or financial analysts for any period. We may release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, based on predictions of management, which are necessarily speculative in nature. Our guidance may vary materially from actual results. For example, on October 13, 2014, we issued a press release announcing our preliminary results for the third quarter ended September 30, 2014, which were below our previously stated guidance primarily due to weaker than expected order volume. Similarly, on February 11, 2015, we provided a guidance range for revenue for our first quarter ending March 31, 2015, which was below the estimates of financial analysts at that time. On April 13, 2015, we provided a revised lower guidance range for our revenue for the quarter, primarily due to a combination of significantly lower-than-expected U.S. education business during the quarter, orders received late in the quarter that could not be recognized as revenue, and continued sales execution challenges. If our revenue or operating results, or the rate of growth of our revenue or operating results, fall below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated revenue or earnings forecasts. Our failure to meet our own or other publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but fall short of analyst or investor expectations, could cause our stock price to decline and expose us to costly lawsuits, including securities class action suits. Such litigation against us could impose substantial costs and divert of management’s attention and resources.
Our business creates significant seasonal variance in our quarterly revenue, which makes it difficult to compare or forecast our financial results on a quarter-by-quarter basis.
Our revenue fluctuates on a seasonal basis, which affects the comparability of our results between periods. For example, our total revenue has historically decreased from our fourth quarter to the first quarter of our next fiscal year due to seasonal buying patterns and budget cycles within both our education vertical and general enterprise end-customers. Demand in the education vertical tends to be weakest in the first and fourth quarters. However, we also historically have seen a sequential increase in end-of-year purchases by enterprise customers in our fourth quarter, which we believe is mainly due to an expectation to complete purchases within their calendar-year budget cycle. These seasonal variations are difficult to predict accurately and at times may be entirely unpredictable. In addition, the typical sequential expansion of our operating performance from the first quarter to the second quarter can create execution, delivery and product support challenges in subsequent quarters. Our ability to sustain that expansion in subsequent quarters, particularly in our less-developed sales territories, introduces additional risk into our business and our ability to accurately provide our own publicly stated revenue and earnings forecasts. In addition, we rely upon forecasts of end-customer demand to build inventory in advance of anticipated sales. We believe our past growth has, in part, made our seasonal patterns more difficult to discern, making it more difficult for us to predict future seasonal patterns and, therefore, forecast product demand and inventory requirements. Moreover, part of our strategy is to increase our sales in non-education verticals, and if our sales mix changes the seasonal nature of our revenue may change in an unpredictable way, which could increase the volatility of both our financial results and stock price.
The market and demand for our products and services may not develop as we expect.
Our year-over-year revenue grew 10% from 2014 to 2015, 28% from 2013 to 2014 and 50% from 2012 to 2013. The slowing rate of our revenue growth may continue as the general demand for wireless networking in the industry verticals that we target, or demand for our products in particular, may grow at a slower rate than we anticipate or not at all. For example, enterprises may rely more heavily upon cellular connectivity, whose speed and convenience may grow rapidly in coming years, while costs decline. The wireless networking radio spectrum may become more crowded, reducing performance of wireless networking devices.
Part of our strategy depends upon expanding sales of our cloud-managed wireless networking, switching and routing products to medium and large enterprise headquarters, branch offices and teleworkers. In addition, we intend to develop our next-generation cloud services platform as a basis for data services and data analytic applications. Sales of such products, services and applications to enterprise end-customers typically require long sales cycles and are subject to price sensitivity. Moreover, many potential end-customers in the enterprise market have substantial network expertise and experience, which may require a more-costly and sophisticated marketing and sales strategy. It is unclear whether our end-customers will pay for data analytics or other SaaS services we expect to provide or, instead, require us to provide them as enhancements to our support offerings (at no cost to them or incremental revenue to us).
If our competitors offer services or provide technologies or application platforms superior to our cloud-managed platform, alone or as part of a more integrated offering or at reduced pricing, it would have a material adverse effect on our business, operating results and financial condition. For example, Ruckus also announced in 2015, that they are developing access point products and applications intended for the enterprise, a market in which we currently compete.
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
A significant portion of our revenue is concentrated in the education vertical. The majority of our sales in education is concentrated in both public and private K-12 institutions. This vertical is characterized by long sales cycles and often requires additional sales efforts. In addition, this vertical typically operates on limited budgets, and depends on annual budget approvals, which add additional uncertainty to the sales cycle. For example, the U.S. federal government is providing supplemental funding to local school districts in conjunction with its E-Rate initiative to assist districts to upgrade their technical infrastructure, including Wi-Fi infrastructure. The announced incremental federal funding is significant and available over a five-year period, which began in the second half of 2015. However, this program, its eligibility criteria, the timing and specific amount of federal funding actually available and which Wi-Fi infrastructure and product sectors will benefit, are subject to federal program guidelines and funding appropriations, which can change from year-to-year. Corresponding funding appropriation by respective states and local districts is also uncertain and, even upon such appropriation, local districts must still then submit and have approved applications consistent with the final timing and eligibility requirements of the federal program. We also believe that the prospect of federal funding available each annual cycle continues to cause some K-12 institutions to delay or defer near-term transactions they might otherwise make during the cycle to purchase our products. For example, we believe that the availability of federal funding later in 2015 under the E-Rate program caused some K-12 institutions to defer to later in 2015 (and even into 2016) spending decisions we typically would have seen in the first several quarters of 2015. In addition, K-12 institutions otherwise prepared to place orders in 2015 may have deferred their decisions to coincide with preferred deployment schedules, further deferring purchasing decisions to 2016. We believe these amplified the historical sequential decline in product revenue we previously experienced from the fourth quarter into the first quarter and shifted spending from the first half of our fiscal 2015 into the second half of the year and into early fiscal 2016. In addition, the period in 2016 for districts to submit Form 471 funding requests was extended this year, compared to 2015, which could affect the timing of federal funding approvals and district purchases. It is also possible under the federal program for schools which have filed Form 471 forms specifying Aerohive products to cancel such awards prior to placing product orders, and to re-apply in 2016 under the program for a different or larger implementation, with new orders which may be with us or one of our competitors.
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
Our sales efforts can take several quarters, and involve educating our potential customers about the applications and benefits of our products, including the technical capabilities of our products and associated applications and services, and recruiting and developing our channel partners. In our newly developing sales territories, including those territories where we continue to respond to turn-over, we continue to experience slower-than-expected sales growth. As a result, we continue to invest in these territories, which may take significant time and effort in order to realize growth. Sales to the education vertical are an important channel for us, and can involve an extended sales cycle. In addition, sales to our enterprise customers may also involve an extended sales cycle, and often initial purchases are small. Purchases of our products are also frequently subject to our end-customers’ budget constraints, multiple approvals, unplanned administrative processing and other risks and delays. Moreover, the evolving nature of the market may lead prospective end-customers to postpone their purchasing decisions pending resolution of wireless networking or other standards, or wait for adoption of technology developed by others. In addition, we pay our sales staff commissions upon receiving orders; however, we typically recognize revenue on products only after the products are shipped to end-customers, or until certain other terms of sales are satisfied. As a result, some of the cost of obtaining sales, including paying sales commissions, may occur in a fiscal period prior to the fiscal period in which we may recognize revenue from a sale, which may cause additional fluctuations in our operating results and cash flows and balances from quarter to quarter.
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
Developing our products is challenging and involves substantial commitment of resources and significant development risk. Each phase in our product development presents serious risks of failure, rework or delay, any one of which could impact the timing and cost-effective development of products, and each of which could affect our ability to take advantage of a business opportunity or could jeopardize end-customer acceptance of the product. We have experienced in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. For example, we are currently developing the next versions of our Wi-Fi hardware, including our .11ac “Wave 2” products and our HiveManager NG cloud services platform providing cloud-delivered network management applications and on-premises network management, as well as supporting data structures, analytics and APIs. We also recently announced programs to develop new data analytics services and API platforms. These are complex technical undertakings and subject to many variables and risks of delay. For example, we announced in August 2015 that our Wave 2 .11ac products, which we had expected to be commercially available in the second half of 2015, would not likely be available until early 2016. This delay was due to delays in the development and availability to us of a component part essential to our development and release of the product. In addition, the introduction of new or enhanced products requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices, and ensure that new products can be timely delivered to meet our end-customers’ demand and to limit inventory obsolescence. Further, after delivery of new products we may identify and must timely address performance issues as the products are used in the field in a particular environment or at scale which we could not replicate or did not anticipate during development. As a result, our end-customers may defer decisions to purchase our existing products in anticipation of our expected release of a next-generation product. For example, our end-customers who might otherwise make decisions in our first quarter of fiscal 2016 to purchase our existing products may determine to defer until later in 2016 in anticipation of our expected release of our Wave 2 products. This may particularly be true of our K-12 end-customers, who are more inclined to adopt new radio technologies quicker than enterprise customers who are more inclined to deploy more proven technologies and products. In addition, some competitors announced earlier in 2015 availability of their first Wave 2 products. Existing or potential customers considering our existing products or future availability of our Wave 2 products may elect instead to purchase competitor products currently or earlier available. We also may not correctly anticipate customer interest in or demand for our data analytics services of API platforms, or our customers may expect that we provide these additional services as part of our existing product support (and at no cost to them or incremental revenue to us). If we do not carefully manage the timing of our new products or product feature releases, and effectively support the new products and product feature releases, we could interfere with our end-customers’ continued purchases of our legacy product offerings and disrupt the pricing environment for our new and legacy products, which could drive down our revenues and operating margins. As a result, we may not be successful in modifying our current products or introducing new products in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results and prospects would be materially harmed.
Our gross margin will vary over time and may decline in the future.
Our gross margin was 66.8%, 67.4% and 66.7% for fiscal years 2015, 2014 and 2013, respectively. Our gross margin will vary over time, may be difficult to predict and may decline in future periods. Our gross margins also vary across our product lines and, therefore, a change in the mix of products our end-customers purchase would likely have a significant impact on our gross margins. We may face additional competition for these products, either by introduction of new products by new or existing competitors, or by our end-customers using lower-priced products, including our own, which are becoming increasingly more sophisticated.
The exchange rate of the U.S. dollar to foreign currencies has strengthened significantly of late, which may require us to reduce pricing for our products outside the United States in order to maintain sales and revenue performance, but as a result at lower gross margins for those products.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2015. This assessment will need to include a disclosure of any material weaknesses identified by our management in our internal control over financial reporting.
We continue to develop our system and documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete on an annual basis our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.
We cannot be certain that we will not discover material weaknesses or control deficiencies in the future. If our remediation efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the trading price of our common stock to decline. If we are unable to conclude that our internal control over financial reporting is effective or, if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls when it is required to do so by the applicable rules, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.
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
Part of our strategy is to target new industry verticals and geographies. Currently, we focus a significant portion of our business on the education and retail verticals, and to a lesser extent healthcare, which may depend on developing new products targeted to such sectors. Specifically, we intend to invest in the development of data applications and analytic capabilities which we feel may be attractive to our customers, particularly in the retail vertical. In addition, we also plan to continue to expand to additional countries beyond those in which we currently operate. We also intend to develop new channel relationships to reach additional end-customers to further diversify our revenue base. Targeting new industry verticals and geographies and developing customized products, data applications and partnerships, including our channel partners, targeted to these industry verticals and geographies may be expensive, require us to attract, train, develop, integrate and retain qualified employees and key sales personnel, and increase our research and development costs, as well as our sales and marketing expenditures. We must also further develop and make more productive relationships with our channel partners and our channel partners’ ability to effectively distribute our products, which requires specific investments and additional dedicated resources. We do not know if we will be successful in any of these efforts, or whether the level of success we achieve will justify the additional spending and specific investments and dedicated resources required. For example, we announced in April 2015 a new relationship with Dell Inc., whereby Dell will become a reseller of Aerohive’s Wi-Fi and cloud services, and that the two companies expect to work together to execute their shared vision of cloud-managed IT to provide simplified and streamlined operations, configuration, monitoring and troubleshooting for customer networks, and in September 2015, we announced with Brocade and Juniper Networks collaborations that allow us to meet in the channel and co-sell a combined wired and wireless solutions to our end-customers. We also have an existing relationship with Apple, where certain of our Wi-Fi access point products can be purchased through Apple’s online retail website or through Apple’s U.S. education price list. To support these new relationships, we will need to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings, which could distract management’s attention and divert existing resources from our current business. There is no assurance that these relationships will identify significant or new market opportunities or growth incremental to our existing business, if at all or at a level to justify our investments. If our channel strategy, or particular channel partner initiatives or investments, such as with Dell or others we may identify, are unsuccessful, our operating margin would be harmed, which could adversely affect the value of our common stock.
We base our inventory purchasing decisions on our forecasts of customers’ demand, and if these forecasts are inaccurate our revenue, gross margin and liquidity could be harmed.
We place orders with our manufacturers based on our forecasts of our end-customers’ and channel partners’ demand. We base our forecasts on multiple assumptions, including sales forecasts, each of which may cause our estimates to be inaccurate, affecting our ability to fulfill demand for our products. When demand for our products increases significantly, we may not be able to meet demand on a timely basis, or we may incur additional expediting costs to assure we meet demand. If we underestimate demand, we may forego revenue opportunities, lose market share and damage our reputation and our relationship with our channel partners and our end-customer relationships. Conversely, if we overestimate demand, we may purchase more inventory than we are able to sell at any given time, or at all, which would increase our reserves and risk of potential write-offs.
Our value-added distributors' stock inventory of our products, and are entitled to limited stock rotation rights, which could cause us to accept the return of products and expose us to the risks of higher costs.
We have granted our value-added distributors, or VADs, limited stock rotation rights, which may require us to accept stock back from a VAD’s inventory. Typically, a VAD may return discontinued products purchased within the past 90 days, while the VAD’s right to return non-discontinued products is limited to a percentage of products sold to a VAD within the past 90 days. In each case, the VAD is required to purchase replacement product equal to the price of the returned product. Although we only recognize revenue upon shipment to the end-customer, if we are required to accept returns of obsolete or slower moving inventory, our costs would increase and our operating results could be harmed. If our forecasts were inaccurate we could have higher costs, lower revenue or otherwise suffer adverse financial consequences, including holding obsolete or slower moving inventory.
We outsource the manufacturing of our products to third parties, and we therefore do not have the ability to completely control quality over the manufacturing process. In addition, if our contract manufacturers refuse or are unable to manufacturer our products, we may be unable to qualify new manufacturers in a timely manner, which would result in our being unable to sell our products.
We outsource the manufacturing of our products to third-party original design manufacturers located in China and Taiwan. Finished products are then shipped to warehousing and delivery logistics centers in California and The Netherlands, where we perform quality inspection, conduct reliability testing and manage our inventory. We operate these logistics centers currently for all end-customer shipments, whether destined to locations in North, South and Central America, or the Americas, Europe, the Middle East and Africa, or EMEA, or Asia Pacific and Japan, or APAC.
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
It is time-consuming and costly, and could be impractical, for us to begin to use new manufacturers, and changes in our third-party manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to our specification. We currently are consolidating our manufacturing and re-negotiating key contractual relationships. As a result, our ability to meet our scheduled product deliveries to our end-customers could be adversely affected, which could cause the loss of sales to existing or potential end-customers, delayed revenue or an increase in our costs. We also do not currently require all our manufacturers to maintain and demonstrate robust disaster recovery capabilities. Any production interruptions for any reason, such as due to contractual disagreements, natural disaster, epidemic, capacity shortages or quality problems, at one of our manufacturers would negatively affect sales of our product lines manufactured by that manufacturer and adversely affect our business and operating results.
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
Moreover, we currently depend on a single source or limited number of sources for several components for our products. For example, each of our products typically incorporates third-party components that have no more than two suppliers. In some instances, we may have a sole-source for critical components, such as PCBA or semiconductor components. If our manufacturing partners were unable to obtain such components for any reason, they would be unable to manufacture such product. We have also entered into license agreements with some of our suppliers for technologies used in our products, and the termination of these agreements, which can generally be done on relatively short notice, could have a material adverse effect on our business. Termination of these agreements could also make technology used in or developed for our products available to our competitors. If any of those manufacturing agreements were terminated, we could experience significant supply disruptions and be required to redesign some of our products in order to incorporate technology from alternative sources, and any such termination of the agreement, disruption in supply and redesign of certain of our products could materially and adversely affect our business and operating results.
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
These channel partners consist of VADs and VARs. We believe that establishing and maintaining successful relationships with these channel partners is, and will continue to be, important to our financial success. Recruiting and retaining qualified channel partners and training them in our technology and product offerings require significant time and resources. Additionally, we need to recruit and develop different qualified channel partners for different geographic regions and markets. To develop and expand our channel, we must continue to scale and improve our processes and procedures that support our channel partners, including investment in systems and training. Additionally, we will increasingly focus our resources and attention on those channel partners best able to help us meet our growth expectations. As a result, the total number of our channel partners may over time not maintain current growth rates or may even decline.

Existing and future channel partners will only work with us if we are able to provide them with competitive products at prices and on terms that are attractive to them. If we fail to maintain the quality of our products or to update and enhance them, and at reasonable pricing, existing and future channel partners may elect to work instead with one or more of our competitors.
We sell to our channel partners typically under a contract with an initial term of one or three years, with one-year renewal terms based on compliance with our program requirements. Our contracts generally require payment by the channel partner to us within 30 to 45 calendar days of the date we issue an invoice for such sales. We typically do not have minimum purchase commitments from our channel partners, and our contracts with channel partners do not prohibit them from offering products or services that compete with ours, including products they currently offer or may develop in the future and incorporate into their own systems. Some of our competitors may have stronger relationships with our channel partners than we do and we have limited control, if any, as to whether those partners use our products, rather than our competitors’ products, or whether they devote resources to market and support our competitors’ products, rather than our offerings.
For example, we announced in April 2015 a new relationship with Dell Inc., whereby Dell will become a reseller of Aerohive’s Wi-Fi and cloud services, and that the two companies expect to work together to execute their shared vision of cloud-managed IT to provide simplified and streamlined operations, configuration, monitoring and troubleshooting for customer networks, and in September 2015, we announced with Brocade and Juniper Networks collaborations that allow us to meet in the channel and co-sell a combined wired and wireless solutions to our end-customers. We also have an existing relationship with Apple, where certain of our Wi-Fi access point products can be purchased through Apple’s online retail website. To support these new relationships, we are continuing to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings.
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
Our products are subject to U.S. export controls, specifically the Export Administration Regulations, and economic sanctions enforced by the Office of Foreign Assets Control. We incorporate standard encryption algorithms into our products, which, along with the underlying technology, we may export outside of the United States only with the required export authorizations, including by license, license exception or other appropriate government authorizations. Each of these authorizations may require us to file an encryption registration and classification request. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions. We take precautions to prevent our products and services from being exported in violation of these laws. However, in certain instances, we have shipped encryption products prior to obtaining the required export authorizations and/or submitting the required requests, including a classification request and request for an encryption registration number. As a result, we previously filed a Voluntary Self Disclosure with the U.S. Department of Commerce’s Bureau of Industry and Security concerning these violations. A repeat of these past instances could result in monetary or other penalties assessed against us. Additionally, even though we take precautions to ensure that our channel partners comply with all relevant regulations, any failure by our channel partners to comply with such regulations could have negative consequences for us, including reputational harm, government investigations and penalties.

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
U.S. export control laws and economic sanctions programs also prohibit the shipment of certain products and services to countries, governments and persons that are subject to U.S. economic embargoes and trade sanctions. If we or our channel partners ship products to those targets or third parties provide our products to these targets, we could be subject to government investigations, penalties and reputational harm. Furthermore, any new embargo or sanctions program, or any change in the countries, governments, persons or activities targeted by such programs, could result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential end-customers, which could adversely affect our business and our financial condition.
Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.
As a public company, we are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, to diligence, disclose and annually report whether our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. We have included additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities and expect to incur additional costs in the future to comply with these disclosure requirements. However, we rely on our manufacturing partners to select and source the component parts within our products. We do not choose or contract directly with the component parts providers and do not have contracts with these component parts suppliers. This absence of any relationship between us and the component suppliers makes significantly more difficult our ability to determine and report whether our products contain conflict minerals. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to alter our products, processes or sources of supply to avoid use of such materials.
Our products incorporate complex technology and may contain defects or errors. We may become subject to warranty claims, product returns, product liability and product recalls as a result, any of which could cause harm to our reputation, impose costs and increase expenses, expose us to liability and adversely affect our business.
Our products incorporate complex technology and must support a wide variety of devices and new and complex applications in a variety of environments that use different wireless networking communication industry standards. Our products have contained, and may contain in the future, undetected defects or errors or may not perform as we expect in certain environments. We may discover some errors in our products only after a product has been installed and used by end-customers. These issues are most prevalent when we introduce new products into the market or, once introduced, when experiencing significant loads in actual use environments or at scale which we could not create or did not anticipate during development. We have delayed and may in the future delay the introduction of our new products due to such defects and errors. Since our products contain components that we purchase from third parties, we also expect our products to contain latent defects and errors from time to time related to those third-party components.

Defects and errors may also cause our products to be vulnerable to security attacks. The techniques used by computer hackers to access or sabotage networks are becoming increasingly sophisticated, change frequently and generally are not recognized until after they have been launched against a target. As we increasingly collect, store, analyze, use and transmit data, and provide data analytic solutions to our end-customers, these risks become more significant to us. Accordingly, our products and third-party security products may be unable to anticipate these techniques or provide a solution in time to protect our end-customers’ networks. In addition, we might not be able to timely develop and provide updated products and software to our end-customers, thereby leaving our end-customers vulnerable to attacks. Finally, if our employees, or others who have access to end-customer data, were to misuse this information, our reputation would be harmed and we could be subject to claims for damages.
Real or perceived defects or errors in our products could result in claims to return product or that we reimburse losses that our end-customers sustain and we may be required, or may choose for customer relations or other reasons, to expend additional resources in order to help correct the problem, including incurring additional warranty and repair costs, process management costs and costs associated with remanufacturing our inventory. We typically offer a limited warranty on our Wi-Fi access points for a period of five years from the date we discontinue sale of the product. We typically offer a limited warranty on our other hardware products for a one-year period. We also provide certain service commitment guarantees for our cloud-managed platform, pursuant to which our end-customers may receive service credits in connection with service outages. Liability limitations in our standard terms and conditions of sale may not be enforceable under some circumstances or may not fully or effectively protect us from claims and related liabilities and costs. In addition, regardless of the party at fault, we may choose to correct errors of these kinds which would divert the attention of our engineering personnel from our product development efforts, damage our reputation and the reputation of our products, cause significant customer relations problems and can result in product liability claims. We do not maintain insurance which would adequately protect against certain of these types of claims associated with the use of our products. Even where claims ultimately are unsuccessful we may have to expend funds in connection with litigation and divert management’s time and other resources. We also may incur costs and expenses relating to a recall of one or more of our products. The process of identifying and recalling products that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our end-customers and channel partners and significant harm to our reputation. The occurrence of any of these problems could result in the delay or loss of market acceptance of our products and could adversely impact our business, operating results and financial condition.
The loss of key personnel or an inability to attract, retain and motivate qualified personnel may impair our ability to expand our business.
Our success is substantially dependent upon the continued service and performance of our senior management team and other key personnel, including David K. Flynn, who is our Chief Executive Officer, John Ritchie, who recently joined as our Senior Vice President, Chief Financial Officer, David Greene, who is our Senior Vice President, Chief Marketing Officer, Raphael Gernez, who is our Senior Vice President, Operations, Efstathios Papaefstathiou, who is our Senior Vice President, Engineering, and Tom Wilburn, who is our Senior Vice President, Worldwide Field Operations. Our employees, including our senior management team, are at-will employees, and therefore may terminate employment with us at any time with no advance notice. For example, in April, 2015, we announced that Tom Wilburn had joined our company as our Senior Vice President, Worldwide Field Operations. In August 2015, we announced that John Ritchie had joined us as our Senior Vice President, Chief Financial Officer. The loss of any members of our senior management team or other key personnel, or the failure to attract replacement personnel, as needed, or the transition of newly hired senior management and changes they may make to our operations could have a materially adverse effect on our operations and could lead to higher labor costs, and involve significant time and costs in finding replacements, and potentially the use of less-qualified personnel. This may significantly delay or prevent the achievement of our business objectives. In addition, if any of our executives or other key employees were to join a competitor or form a competing company, we could lose customers, suppliers, know-how and key personnel and our business and product strategies and capabilities could be at risk and subject to disclosure, including to our competitors.

Our future success also depends on our ability to continue to attract, integrate and retain highly skilled personnel, especially skilled sales and engineering employees. We continue to experience higher than normal turn-over, especially amongst our sales and engineering personnel, which could have an adverse effect on our revenue. Competition for highly skilled personnel is frequently intense, especially in Silicon Valley, where we maintain our headquarters and a substantial operating and sales presence, and Hangzhou China, where we currently maintain our principal research presence and highly skilled product development and engineering personnel. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our employees have become, or will soon become, vested in a substantial amount of stock or number of stock options. Our employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase or exercise prices, and if the exercise prices of the options that they hold are significantly above the market price of our common stock the options to purchase such shares will have little or no retention value. Further, our employees’ ability to exercise those options and sell their stock in a public market may result in a higher than normal turnover rate. The lack of performance in our stock price may affect our ability to attract new employees or retain existing employees by decreasing the perceived value of any stock-based compensation we may offer or they may hold. Prolonged periods of low performance or volatility in our stock price could negatively impact our appeal as an employer, harm employee morale or increase employee turnover, including amongst our China and Silicon Valley-based employees. Any failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs may negatively impact our growth. Also, to the extent we hire personnel from our competitors, we may be subject to allegations that these new hires have been improperly solicited, or that they have divulged to us proprietary or other confidential information of their former employers, or that their former employers own their inventions or other work product. This may expose us to significant liability and litigation risk.
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
The European Union model has been replicated substantially or in part in various jurisdictions outside the U.S., including in certain Asia-Pacific Economic Cooperation countries. Changes in European data protection regulations, including the proposed General Data Protection Regulation, or GDPR, may also introduce new or additional operational requirements for companies that receive personal data, which may differ from than those currently in effect in the European Union which may also include significant additional compliance requirements and increased penalties for non-compliance. Further, some countries may require separate and local storage and processing of data that could limit certain of our product applications and solutions and increase the cost and complexity of selling our solutions or maintaining our business operations in those jurisdictions. California has also introduced broad rules, which may or may not anticipate and be consistent with rules expected to be adopted by our federal government. The introduction of new data platforms, applications and solutions or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. For instance, participation in the federal E-Rate funding program may subject us to additional privacy and data use restrictions under U.S. federal, state, and local laws and regulations relating to the processing of data relating to students or children.
The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and these laws and regulations may be interpreted and applied inconsistently from within a country or country to country, and inconsistently with our current policies and practices, and may be contradictory with each other. Additionally, various federal, state, and foreign regulatory or other governmental bodies may issue rulings that invalidate prior laws, regulations, or legal frameworks in manners that may adversely impact our business. For example, the European Court of Justice in October 2015 issued a ruling immediately invalidating the U.S.-E.U. Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European Union data protection laws. While we do not rely upon the U.S.-E.U. Framework for our transfer of European Union personal data to the U.S., there is significant regulatory uncertainty surrounding the future of data transfers from the European Union to the U.S. In addition to government regulation, privacy advocacy and industry groups have adopted and are considering the adoption of various self-regulatory standards and codes of conduct that, if applied to our, our customers’ or our end-customers’ businesses, may place additional burdens on us and our customers and end-customers, which may further reduce demand for our products, data platforms, applications and solutions and harm our business.
While we work to comply with all applicable privacy and data protection laws, regulations, standards, and codes of conduct, as well as our own privacy policies and contractual commitments to the extent possible, any failure by us to comply with these could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, demands that we modify or cease existing practices, damage to our reputation and loss of goodwill (both in relation to existing and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance and business. Privacy and data protection regulators within the United States, the European Union and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities. There are proposals to increase the maximum level of fines that European Union regulators may impose to the greater of €100 million or 5% of a company’s worldwide annual sales. Such fines are in addition to the rights of individuals to sue for damages in respect of any data privacy breach which has caused them to suffer loss. Such actions against our partners, including third-party providers of data analytics services, could also affect our operating performance, including demand for our products and cloud-managed solutions and, if these or other third-party vendors violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have a material and adverse effect on our business. Additionally, there is a risk that failures in systems designed to protect private, personal or proprietary data held by us will allow such data to be disclosed to or seen by others, resulting in potential regulatory investigations, enforcement actions, or penalties, remediation obligations and/or private litigation by parties whose data were improperly disclosed. There is also a risk that we could be found to have failed to comply with U.S. or foreign laws or regulations regarding the collection, consent, handling, transfer, or disposal of such privacy, personal or proprietary data, which could subject us to fines or other sanctions, as well as adverse reputational impact.
Evolving and changing privacy and data protection laws, regulations and societal norms, including evolving and changing definitions of personal data and personal information, within the United States, European Union, and elsewhere, especially relating to classification of IP addresses, MAC addresses, machine identification, location and tracking, data analytics and other information, may limit or inhibit our ability to operate or expand our business, including limiting our product and data application development and strategic partnerships that may involve the collection, storage, analysis use and transmission of end-user data. Even the perception of privacy concerns, failures to secure data, or inadequate data protection, whether valid and whether owing to any action or inaction on our part, may harm our reputation and inhibit adoption of our products, applications and services by current and future end-customers.
Our international operations expose us to additional business risks and failure to manage these risks may adversely affect our international revenue.
We derive a significant portion of our revenue from end-customers and channel partners outside the United States. For fiscal years 2015 and 2014, we attributed 38% and 40% of our revenue to our international end-customers and channel partners. As of December 31, 2015, approximately 45% of our full-time employees were located outside of North America, with 28% located in China. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources.

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
To the extent we continue to expand our business globally, our success will depend, in large part, on our ability to effectively anticipate and manage these and other risks and expenses associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, and business generally, adversely affecting our business, operating results and financial condition.
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
For example, under the FCPA, U.S. companies may be held liable for the corrupt actions taken by employees, strategic or local partners, or other representatives. Under the FCPA, we and our channel partners are also required to maintain accurate books and records and a system of internal accounting controls. As such, if we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation outside the United States, governmental authorities in the United States and elsewhere could seek to impose civil or criminal fines and penalties, which could have a material adverse effect on our business, operating results and financial conditions. While our employee handbook and other policies prohibit our employees from engaging in corrupt conduct, we do not yet have in place compliance measures and training to require both our employees and our third-party intermediaries to comply with the FCPA and similar anticorruption laws.
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

•	difficulties and costs associated with staffing and managing foreign operations;

•	potentially longer payment cycles and greater difficulty collecting accounts receivable;

•	the need to adapt and localize our services for specific countries, including conducting business and providing services in local languages;

•	reliance on third parties over which we have limited control, such as our VARs, VADs, or their resellers or agents for marketing and reselling our products and solutions;

•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;

•	difficulties in understanding and complying with local laws, regulations, and customs in foreign jurisdictions or unanticipated changes in such laws;

•	application of or changes in anti-bribery laws, such as the FCPA and UK Bribery Act, which may disrupt our staffing or ability to manage our foreign operations;

•	changes in political and economic conditions leading to changes in the business environment in which we operate, as well as changes in foreign currency exchange rates;

•	sanctions restricting local commercial activity, including retaliatory actions by local governments; and

•	natural disasters, pandemics or international conflict, including terrorist acts or political disputes, which could interrupt our operations or endanger our personnel.
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
We generally conduct our international operations through wholly owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. We may not have adequate reserves to cover such a contingency.
In the future, we may reorganize our corporate structure or intercompany relationships, which would likely require us to incur expenses in the near term for which we may not realize related benefits, at all or within a reasonable period, to justify the expense. Changes in domestic and international tax laws, including proposed legislation to reform U.S. taxation of international business activities, may negatively impact our ability to effectively restructure, or reduce the benefits we expected from such corporate restructuring. Any such restructuring would likely involve sophisticated analysis, including analysis of U.S. and international tax regimes. Compliance with such laws and regulations may be difficult and subject our business to additional risks, costs and uncertainties.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations; in addition, we may be unable to use a substantial part of our net operating losses if we don’t attain profitability in an amount necessary to offset such losses.
In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo a future ownership change our ability to utilize NOLs could be further limited by Section 382. Future changes in our stock ownership, some of which are outside of our control, could result in a deemed ownership change under Section 382. Furthermore, we may be unable to use a substantial part of our NOLs due to regulatory changes, such as suspensions of the use of NOLs, or if we do not attain profitability in an amount sufficient to offset such losses. For example, our California state NOL carryforwards of $56.6 million as of December 31, 2015 begin to expire in 2016. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability at a later date.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value-added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.
We do not collect sales and use, value-added or similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. Sales and use, value-added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements could be significant and may adversely affect the results of our operations.
If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed and our reputation may be damaged.
We have expanded our operations significantly since inception and anticipate that we may require further expansion to achieve our business objectives. For example, our revenue for fiscal years 2013, 2014 and 2015 was $107.1 million, $137.3 million and $151.7 million respectively, and our global headcount as of the end of fiscal years 2013, 2014 and 2015, was approximately 520, 570 and 620 employees, respectively. The growth and expansion of our business and product offerings places a continuous and significant strain on our management, operational and financial resources. Any such future growth would also add complexity to and require effective coordination throughout our organization.
We must improve our infrastructure to manage our growth, which could involve significant costs and could, if not properly managed, harm our operating results.
To manage any future growth effectively, we must continue to improve and expand our information technology and financial and administrative infrastructure, our operating systems and administrative controls and our ability to manage headcount, capital and processes in an efficient manner. For example, we continue to evaluate upgrades to our existing business processes and systems to better manage licensing, renewals and order processing, and to transition to a global distribution platform. Such new processes and systems may significantly improve our transaction efficiency and ability to scale our revenue and operating performance, including through an ability to track, timely identify and manage increasing volumes of product, license and renewal opportunities and transactions. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner, which could result in additional operating inefficiencies and lost business opportunities and associated revenue, and could cause our costs to increase more than planned. If we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, at all or sufficiently to justify the expense, our operating results may be negatively impacted. If we are unable to manage future expansion, our ability to develop and deliver high quality products and services and securely process increased transaction volumes could be harmed, which could damage our reputation and brand and impede expected growth, and any of which may have a material adverse effect on our business, operating results and financial condition.
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
In addition, if interest rates rise or U.S. dollar foreign exchange rates weaken for our international end-customers and channel partners, overall demand for our products and services could decline and related capital spending may be reduced. For example, the exchange rate of the U.S. dollar to foreign currencies has strengthened significantly of late, which makes the price of our products outside the United States less competitive, reducing our sales or requiring us to lower pricing for our products outside the United States in order to maintain sales and revenue performance (thus also reducing our gross margins). Furthermore, any increase in worldwide commodity prices may result in higher component prices for us and increased manufacturing and shipping costs, both of which may negatively impact our financial results.
U.S. and global political, credit and financial market conditions may negatively impact or impair the value of our current portfolio of cash, cash equivalents and short-term investments, including U.S. treasury securities and U.S.-backed investment vehicles.
Our cash, cash equivalents and short-term investments were $92.3 million as of December 31, 2015, which we held as money market funds, U.S. treasury securities, commercial paper and investment-grade corporate debt with Moody's and S&P ratings of A-/A3 or better. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Any deterioration in the United States and global credit and financial markets is a possibility, which could cause losses or significant deterioration in the value of our cash, cash equivalents or possible investments. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents and possible investments, which may affect our ability to fund future obligations. Further, unless and until the current U.S. and global political, credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our business, operating results and financial condition.
System security risks, data security incidents and cyber-attacks could compromise our or our end-customers’ information including proprietary information and end-customer information and disrupt our internal operations, which could cause our business and reputation to suffer and adversely affect our stock price.
In the ordinary course of business, we store sensitive data, as well as our proprietary business information and that of our end-customers, suppliers and business partners. The secure maintenance of this information, and our ability to protect our network from interruption or damage from unauthorized entry, computer viruses or other events beyond our control, is critical to our operations, and business strategy, reputation and, ultimately, our success and value to our investors. While we believe we use certain proven applications designed for data security and integrity, we are in the process of developing an information security program. Despite the implementation of security measures, our infrastructure or systems may be vulnerable to hackers, computer viruses, worms, other malicious software programs or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade public and private data networks.
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
In addition, if an actual or perceived data security incident occurs in our network or in the network of an end-customer of one of our products and data analytic solutions (particularly our cloud-based offerings), regardless of whether the incident is attributable to our products and data analytic solutions, the market perception of the effectiveness of our products and data analytic solutions could be harmed. We may also be required to expend significant financial and operational resources in an effort to secure our systems and our and our customers’ data from security threats and hazards. Further, real or perceived defects or errors in our products and data analytic solutions (particularly in our cloud-based offerings, due to cloud-based offerings sometimes being perceived as being inherently less secure) could result in claims by channel partners and end-customers for losses that they sustain, including potentially losses resulting from data security incidents affecting our systems, our end-customers' networks and/or downtime of those networks. If channel partners or end-customers make these types of claims, we may be required, or may choose for customer relations or other reasons, to expend additional resources in order to help correct the problem, including warranty and repair costs, process management costs, and costs associated with re-manufacturing our inventory and to respond to and resolve litigation and regulatory claims. The economic costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software systems and security vulnerabilities and claims could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the programmer or hacker, which may be difficult for us to identify.
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
Our corporate headquarters are located in Silicon Valley, and substantially all of our contract manufacturers are located in Asia, both regions known for seismic activity. A significant natural disaster, such as an earthquake, a fire or a flood, occurring near our headquarters, or near the facilities of our contract manufacturers, could have a material adverse impact on our business, operating results and financial condition. Despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins, denial of service attacks, and other disruptions and data security incidents arising from unauthorized tampering with our systems or our products or our data analytic solutions or from internal or external threats. In addition, natural disasters, acts of terrorism or war could cause disruptions in our or our end-customers’ or channel partners’ businesses, our suppliers’ and manufacturers’ operations or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy or incident response plan or comprehensive written information or data security plans in place and do not currently require that all our manufacturing partners have such plans or policies in place. To the extent that any such incidents or our failure to promptly or effectively respond result in delays or cancellations of orders or impede our suppliers’ and/or our manufacturers’ ability to timely deliver our products and product components, or the deployment of our products, our business, operating results and financial condition would be adversely affected. We do maintain what we believe are commercially reasonable levels of business interruption insurance. However, we cannot assure you that such insurance would adequately cover our losses in the event of a significant disruption in our business.
Our existing headquarters lease will expire in September 2016 and we may not be able to secure alternative space.
Our existing real estate leases for our headquarters in Sunnyvale, California expire in September 2016. In conjunction with exiting the facilities, we will incur lease termination and facility restoration expenses which could be significant in upcoming quarters in our fiscal 2016.
We believe we have secured a long-term lease for our new headquarters facility. However, the new lease and our occupancy are still subject to conditions outside of our control. If we are not able to occupy the new facility, at all or on our expected schedule, we may not be able to identify replacement facilities on our expected schedule or on economic terms attractive or comparable to our current lease terms. We expect to incur significant up-front costs under the new lease relating to facility improvements and our initial occupancy, as well as ongoing expenses in base rent and costs and restoration obligations passed through to us under the master lease and sublease agreements. These additional and potentially greater expenses could continue over an extended period and could have a continuing and potentially material impact of our earnings and cash flow. The new facility, and transitioning to a new facility, could also be very disruptive to our operations, which could impact our operating results at the time.
We may acquire other businesses or form partnerships or joint ventures that could require significant management attention, disrupt our business and dilute stockholder value.
We may make investments in complementary companies, products or technologies, or form partnerships or joint ventures with third parties. For example, in January 2016, we lent $1.5 million in cash in form of a promissory note issued by a privately held company which provides Wi-Fi services and applications, which note we may convert into preferred shares of the privately held company upon certain circumstances.
We have limited experience identifying, making investments in, purchasing and integrating third-party companies, technologies or other assets that could be complementary to our business or help advance our strategy, in particular, internationally. As a result, our ability as an organization to identify, invest in, acquire and integrate other companies, technologies or other assets in a successful manner is unproven. We may not be able to find suitable investment or acquisition candidates, and we may not be able to complete such investments or acquisitions on favorable terms, if at all. If we do complete investments or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any investments or acquisitions we complete could be viewed negatively by our end-customers, investors and financial analysts. In addition, if we are unsuccessful at integrating such acquisitions, or the technologies associated with such investments or acquisitions, the business prospects, operating results and financials of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. Cross-border transactions may involve complex regulatory, labor or government compliance requirements which we may not fully anticipate or which could impose ongoing cost and require significant management attention and resources. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition, including accounting charges. We may have to pay cash, assume liabilities, incur debt or issue equity securities to pay for any such investment or acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any such investment or acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
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
We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs for at least the next 12 months. We may, however, need to raise substantial additional capital in the future to:

•	fund our operations;

•	continue our research and development;

•	develop and commercialize new products;

•	invest in or acquire companies, in-licensed products or intellectual property; or

•	expand sales and marketing activities.
Our future funding requirements will depend on many factors, including:

•	market acceptance of our products and services;

•	the cost of our research and development activities;

•	refinancing, extending or replacing existing obligations, including our existing credit facilities and lease obligations as they mature or where earlier repayment may be required;

•	the cost of defending and resolving, in litigation or otherwise, claims that we infringe third-party patents or violate other intellectual property rights;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	the effect of competing technological and market developments;

•	the market for different types of funding and overall economic conditions; and

•	continued investments we may make to fund anticipated future growth.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange, the Financial Industry Regulatory Authority, or FINRA, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.

Being a public company, and securities litigation arising from our initial public offering in March 2014, has increased our ongoing expenses in general and specifically the cost for us to obtain director and officer liability insurance at levels we deem commercially reasonable, and we have incurred higher costs and accepted higher retentions to obtain such coverage, compared to our prior program for director and officer liability insurance prior to being a public company. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on its audit committee and compensation committee, and qualified executive officers.
As a result of disclosure of information in filings required by us as a public company, our business and financial condition will become more visible, which might result in threatened or actual litigation, including by competitors and other third parties. For example, we are currently defending a class action law suit asserting that statements we made in conjunction with our initial public offering in March 2014 were false or misleading, or failed to include material information. We continue to incur significant expenses to defend this action. If such action is successful, our business and operating results could be harmed, and even if we resolve the action in our favor, the action, and the time and resources necessary to resolve it, could continue to divert the resources of our management and harm our business and operating results.
Our debt obligations contain restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial conditions.
On June 21, 2012, we entered into a revolving credit facility with Silicon Valley Bank, which we refer to, as amended, as our revolving credit facility. As of December 31, 2015, we have drawn $20.0 million under this revolving credit facility.
Our obligations under the Silicon Valley Bank credit facility is secured by substantially all of our property, other than our intellectual property. The credit facility contains customary negative covenants that limits our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets or engage in merger and acquisition activity, including merge or consolidate with a third party. The credit facility also requires us to maintain a liquidity ratio of not less than 1.25 to 1.00 and to demonstrate minimum cash balances and the absence of defined events of default in order to have access to the available borrowing. Our credit facility also contains customary affirmative covenants, including requirements to, among other things, deliver audited financial statements, and it contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults arising from inaccuracy of representations and warranties. The revolving credit facility also includes a default upon the occurrence of a material adverse change to our business.
If our cash balances or cash flows decline due to any of the factors described in this “Risk Factors” section or otherwise, if we breach covenants under our credit facility or if there occurs a material adverse change in our business, we could be prohibited from further borrowing under the credit facility, our interest rates on the outstanding borrowings could increase and our obligation to repay principal amounts could be accelerated. Our failure to pay interest and principal amounts when due or comply with covenants could cause a default under the credit facility. Any such default could have a material adverse effect on our liquidity and financial condition. In the event of a liquidation of our Company, the lender would be repaid all outstanding principal and interest prior to distribution of assets to other unsecured creditors. Our holders of common stock would receive a portion of any liquidation proceeds only if all of our creditors were first repaid in full.
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
The markets in which we compete are highly competitive, and we expect competition to increase in the future from established competitors and new market entrants. The markets are influenced by, among others, the following competitive factors:

•	brand awareness and reputation;

•	price and total cost of ownership;

•	discounts and other incentives offered to resellers and channel partners;

•	strength and scale of sales and marketing efforts, professional services and customer support;

•	product features, reliability and performance;

•	incumbency of the current provider, either for wireless or wired networking or other products;

•	scalability of products;

•	ability to integrate with other technology infrastructures; and

•	breadth of product offerings.
Our main competitors include general networking infrastructure vendors, such as Cisco/Meraki and Hewlett-Packard/Aruba Networks, whose broad networking portfolios include enterprise mobility solutions they have developed or acquired or may acquire in the future. In addition, Cisco and Apple announced in August 2015 a collaboration to improve the performance and experience of Apple iOS-based products when used on Cisco networks and operating systems. Cisco and other vendors have also committed significant internal sales and marketing resources to increase their participation in the 2016 FCC’s E-Rate funding program for K-12 schools. Such vendors have significant sales and engineering resources and, along with the relationships they have formed, can offer customers and resellers a broader or more compelling portfolio of products and platform solutions than we can offer, which some customers may prefer, and can use their broader offerings to provide additional financial and technical incentives for customers to purchase their products. We also compete with independent Wi-Fi vendors, such as Ruckus Wireless, who are primarily focused on wireless access products and may be a source of product innovation in the market. Such companies may expand their product offerings over time and, through such partnerships and acquisitions and with greater resources, are able more effectively and opportunistically to target emerging markets or market opportunities, becoming more difficult competitors for us. We expect competition to intensify in the future as companies introduce new products into our markets, consolidate or broaden their product offerings or from partnerships of collaborations, including amongst our competitors and partners, which expand the breadth and compatibility of their product offerings. Ruckus announced in 2015, that they are developing access point products and applications intended for the enterprise, a market in which we currently compete. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, our market share, any of which would likely seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, there could be a material and adverse effect on our competitive position, revenue and prospects for growth.
A number of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases, more resellers, and significantly greater financial, technical, sales, marketing and other resources. Our competitors may be better able to anticipate, influence or adapt more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the promotion and sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily and develop and expand their product and service offerings more quickly than we can. In addition, certain of our competitors may be able to leverage their relationships with customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages customers from purchasing our products, including through selling at low or even negative margins, product bundling, or closed technology platforms. Our competitors may also be able to offer a broader integrated product platform, or across platforms through partnerships, bringing together a unified product, security and applications offering. Potential end-customers may prefer to purchase all of their equipment from a single provider, or may prefer to purchase wireless and wired networking products from an existing supplier rather than a new supplier, regardless of product performance or features.
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
There has been a trend toward industry consolidation in our markets for several years as companies attempt to strengthen or hold their market positions in an evolving industry, and as companies are acquired or are unable to continue operations. Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they individually had offered. For example, in November 2012, Cisco Systems acquired Meraki Networks. In 2014, Juniper Networks announced that it was exiting its wireless networking business as part of a strategic partnership with Aruba Networks. In April 2014, Zebra Technologies announced that it would buy the enterprise business of Motorola Solutions. In March 2015, Hewlett-Packard announced that it would acquire Aruba Networks. In July 2015, Fortinet, Inc. completed its acquisition of Meru Networks. In addition, Cisco and Apple announced in August 2015 a collaboration to improve the performance and experience of Apple iOS-based products when used on Cisco networks and operating systems. In October 2015, Ruckus announced its acquisition of CloudPath Networks, a provider of Wi-Fi onboarding technology. Such or similar consolidation or strategic partnerships may continue in the future. The companies or alliances resulting from these possible consolidations may create more compelling or bundled or integrated product platforms, bringing together unified product, security and application offerings, as well as being able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, channel coverage, technology or product functionality. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized technology companies such as ourselves and, consequently, customers’ willingness to purchase from us. Companies that are our strategic alliance or channel partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors, with more efficient cost structures that are better able to compete as sole-source vendors for our end-customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results and financial condition.
Demand for our products and services depends in part on the continued growth of the industries in which we participate, and the failure of these industries to expand or the timing of their transactions could harm our operating results.
We currently target K-12 and higher education, retail, distributed enterprise and, to a lesser extent, healthcare end-customers. We sell into verticals such as finance, manufacturing, utilities, telecom, state and local government, transportation, legal, accounting, architecture, engineering and construction. In the event any of the specific sectors we target fails to expend on wireless networking, our operating results could be harmed. For example, the education sector is faced with limited resources to spend on technology purchases. In North America, the U.S. government’s E-Rate program starting on July 1, 2015 is expected to provide a significant portion over the next several years of the funding used by schools to purchase our solutions. If this sector does not continue to expand expenditures on technology in general, and wireless networking in particular, our business could be harmed. If the E-Rate program is discontinued or receives a lower level of funding than we expect, or the share of funding our end-customers secure or direct toward purchasing our products is lower than we expect, our business could also be harmed. For example, Cisco, Ruckus and other vendors have also committed significant internal sales and marketing resources to increase their participation in the 2016 FCC’s E-Rate funding program for K-12 schools. In addition, purchasing decisions by schools may depend on the availability or expectation of funding, including the timing and availability of funding for schools under the FCC’s E-Rate program. For example, in addition to our normal seasonality, we saw schools defer purchases to later 2015 (and into 2016), in anticipation of the availability of such funding and due to decisions to delay product deployment, including to accommodate school schedules. It is also possible under the federal program for schools which have filed Form 471 forms specifying awards for Aerohive products to cancel such awards prior to placing orders, and to re-apply in 2016 under the program for a different or larger implementation, which new order may be with us or one of our competitors. We believe such deferrals and delays caused increased seasonal variations in demand during our fiscal 2015 for our products and services in the education vertical, making more difficult our ability to forecast our operating performance and achieve revenue and other operating results based on those forecasts. The sales results for our first fiscal quarter 2015 were below expectations, primarily due to a pause in demand in U.S education business due to such various aspects and timing of the Federal E-Rate program. We also saw K-12 spending shift from the first half of the year into the second half of the year, and into our fiscal 2016. In addition, the period in 2016 for districts to submit Form 471 funding requests was extended this year, compared to 2015, which could affect the timing of federal funding approvals and district purchases. We believe such deferrals, delays and possible cancellations will continue during our fiscal 2016, as we expect that during the 2016 annual E-Rate funding cycle certain end customers in the education vertical could decide further to delay purchasing and decisions to deploy their networks, which could also defer their purchasing decisions later into 2016. We expect our historical seasonality to continue, but to be amplified by the availability of project funding and timing of such funding under the E-Rate program. We currently expect this could result in the sequential decline in our product revenue in our first quarter of fiscal 2016 to be greater than we have historically experienced, though moderately less than we experienced in our first quarter of fiscal 2015.
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
Software subscription and services revenue, consisting of sales of new or renewal subscription and support and maintenance contracts, accounts for a significant portion of our revenue, comprising of 9%, 12% and 17% of total revenue for fiscal 2013, 2014 and 2015, respectively. Service revenue might decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our offerings, the prices, pricing and changes in the scope of our offerings, the prices of products and services offered by our competitors and reductions in our end-customers’ spending levels. We are developing and implementing systems to enable us better to track and timely identify renewal opportunities. If our sales of new or renewal subscription and support and maintenance contracts decline, or we are not able to manage efficiently increased support transaction volumes, including renewals, our revenue and revenue growth may decline and our business will suffer. In addition, we currently recognize service revenue ratably over the term of the relevant service period, which is typically one, three or five years. As a result, much of the service revenue we report each fiscal quarter is the recognition of deferred revenue from service contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time and the associated revenue we recognize could be lower in any particular quarter.
If we fail to comply with environmental requirements, our business, financial condition, operating results, and reputation could be adversely affected.
We are subject to various local, state, federal, and international environmental laws and regulations, including laws governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment. Examples of these laws and regulations include the European Union Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS), and the European Union Waste Electrical and Electronic Equipment Directive (WEEE Directive), as well as the implementing legislation of the European Union member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway, and Japan and may be enacted in other regions in which currently or expect to operate, including in the United States, and we are, or may in the future be, subject to these laws and regulations.
The RoHS and the similar laws of other jurisdictions limit the content of certain hazardous materials, such as lead, mercury and cadmium in the manufacture of electrical equipment, including our products. Currently, our products comply with the EU RoHS requirements. However, if there are changes to these or other laws (or their interpretation) or other jurisdictions pass new similar laws or requirements, we may be required to reengineer our products to use components compatible with these regulations. This reengineering and component substitution could result in additional costs to us or disrupt our operations or logistics or delay our ability to sell our products.
The WEEE Directive requires electronic goods producers to register as a WEEE producer and be responsible for the collection, recycling, and treatment of such products. Changes in interpretation of the directive may cause us to have additional regulatory requirements to meet in the future in order to comply with this directive, or with any similar laws adopted in other jurisdictions.
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
To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. We currently have a limited portfolio of issued patents compared to our larger competitors and, therefore, may not be able to effectively utilize our intellectual property portfolio to assert against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention and, in any case, we could fail to be successful in any such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.
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
Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. Our limited portfolio of issued patents may not provide defenses or counterclaims in response to patent infringement claims or litigation brought against us by third party competitors. Further, where non-operating entities or other adverse patent owners who have no relevant products or revenue bring such claims or litigation our potential patents provide no deterrence or competitive risk. In any case, many potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims than we could against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We might also be required to seek a license and pay royalties for the use of such intellectual property, which may not be available on commercially acceptable terms, or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful.
See Part II, Item 1 “Legal Proceedings." for a discussion of the intellectual property litigation in which we are currently involved.
Our use of open source software could impose limitations on our ability to commercialize our products.
Our products utilize software modules licensed to us by third-party authors under open source licenses, including as incorporated into software we receive from third party commercial software vendors. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, updates, warranties, or other contractual protections regarding infringement claims or the quality of the code. Furthermore, the terms of many open source licenses have not been interpreted by U.S. courts, and these licenses could be construed in a way that could impose other unanticipated conditions or restrictions on our ability to commercialize our products. In addition, some open source licenses require the licensee, under certain circumstances, to make available source code for modifications or derivative works the licensee creates based upon such open source software, and to allow further modification and distribution of such works. As a result, if we combine our proprietary software with open source software or modify such software in a certain manner, we could be required to release certain source code we authored under license terms that freely permit third parties, including our competitors, to further modify, use and distribute our software. In some instances, this could allow our competitors to create similar products with lower development effort and time, create security vulnerabilities in our products, and ultimately result in a loss of product sales for us. Further, if we are held to have breached or otherwise failed to comply with the terms of an open source software license, we could be required to pay damages, seek licenses from third parties to continue offering our products, re-engineer our products, or discontinue the sale of our products if re-engineering could not be accomplished on a timely basis.
We will continue to review of our usage of open source software in our products, and an analysis of the impact, if any, of such usage on our products and business. We may not be able to identify all of the risks regarding our use of open source software and what steps, if any, we may need to take to come into compliance with applicable license terms. Moreover, our implementation of tools and policies designed to monitor our use of open source software in our products may not be adequate or entirely effective in all instances. Depending on our determination of the impact on our business of compliance with applicable open source licenses license requirements, we could be required to re-engineer certain aspects of our products and/or seek licenses from third parties. Until we have completed our analysis, we will not know the extent of such re-engineering efforts, if any, or if and on what terms such licenses could be available.
We rely on the availability of third-party licenses. If these licenses are available to us only on less favorable terms or not at all in the future, our business and operating results would be harmed.
We have incorporated third-party licensed technology and intellectual property rights into our products. It may be necessary in the future to renew licenses relating to various aspects of these products or to seek additional licenses for existing or new products. These necessary licenses could be unavailable to us on acceptable terms, or at all. The inability to obtain certain licenses or other rights, or to obtain those licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in delays in product releases until such time, if ever, as we can identify, license or develop equivalent technology and integrate such technology into our products, which might have a material adverse effect on our business, operating results and financial condition. Moreover, the inclusion in our products of intellectual property licensed from third parties on a nonexclusive basis could limit our ability to protect our proprietary rights in our products.
Risks Related to Ownership of Our Common Stock
We have experienced significant volatility in the price of our common stock, and you could lose all or part of your investment.
The trading price of our common stock has fluctuated substantially. From the date of our initial public offering in March 2014 through December 31, 2015, the high and low trading price for our common stock as reported by the New York Stock Exchange ranged between a high of $12.23 and a low of $3.43. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock, since you might not be able to sell your shares at or above the price you paid.
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

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or our products, or third-party proprietary rights;

•	announced or completed investments in or acquisitions of businesses or technologies by us or our competitors, and the performance of such investments or acquisitions;

•	announced partnerships by us or our competitors and the performance of such partnerships;

•	declines in our operating, margin or revenue growth or customer acquisition rates;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	changes in our senior management or our board of directors;

•	general economic conditions and slow or negative growth of our markets; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
The stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. For example, on October 13, 2014, we issued a press release announcing our preliminary results for the third quarter ended September 30, 2014, which were below our previously stated guidance primarily due to weaker than expected order volume. Similarly, on February 11, 2015, we provided a guidance range for revenue for our first quarter ending March 31, 2015, which range was below the estimates of financial analysts at that time. If, such as in these instances, our revenue or operating results, or the rate of growth of our revenue or operating results, fall below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur and result in litigation against us even when we have met our own or other publicly stated revenue or earnings forecasts, and substantial costs and a diversion of our management’s attention and resources.
Insiders continue to have substantial control over us and will be able to influence corporate matters.
Our directors and executive officers and stockholders holding more than 5% of our capital stock and their affiliates, excluding stockholders and affiliates holding between 5% and 10% of our capital stock not affiliated with any of our officers or directors, and do not possess any other indicia of control with respect to our company, beneficially own, in the aggregate, approximately 67.4% of our outstanding common stock based on the number of shares outstanding as of December 31, 2015. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit our stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
Certain provisions in our charter documents and under Delaware law could limit attempts by our stockholders to replace or remove members of our board of directors or current management and may adversely affect the market price of our common stock.
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our board of directors or management. These provisions include the following:

•
our Board has the right to elect directors to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board;

•
our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder or holders controlling a majority of our capital stock would not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the Board, the chair of the Board, the chief executive officer or the president;

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
The trading market for our common stock is influenced by the research and reports that industry or financial analysts publish about us, our business, our competitors’ business or our industry. We do not control these analysts or the content and opinions included in their reports. As a recently public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issues an adverse or misleading opinion regarding our stock price, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
We believe our long-term value as a company will be greater if we focus on growth.
Part of our business strategy is to focus on our long-term growth. As a result, it may take longer to achieve and sustain profitability and, once achieved, our profitability may be lower in the near term than it would be if our strategy was to maximize short-term profitability. Our use of cash could also be greater and extend over a longer period as we make investments in areas of our operations, such as sales, marketing and research and development, which we feel may promote growth and profitability over the long term. Expenditures on expanding our research and development and, sales and marketing efforts, infrastructure and other such investments may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve profitability, at all or on a schedule or at the level anticipated by analysts and our stockholders, our stock price may decline. Conversely, our efforts to achieve profitability could cause us to reduce hiring and other investments, which could limit our product development and efforts to improve sales execution, and create organizational strain, including within our sales engineering and support organizations.
We recently announced a share repurchase program, but we cannot guarantee that in fact that our repurchase of shares will enhance long-term stockholder value. Our share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
In February 2016, our board of directors authorized a stock repurchase program. Under the program, we are authorized to repurchase shares of our common stock for an aggregate purchase price of up to $10 million. Although our board of directors authorized the program, we are not obligated to repurchase any minimum or specific number or dollar amount of shares. In addition, we may suspend or terminate the program at any time before its expiration as of June 30, 2017. Under the program, we may purchase shares of our stock from time to time, in the open market or through private transactions, subject to market condition, in compliance with applicable state and federal securities laws. However, the timing and number of our share repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities available to us. We may also choose to defer or limit repurchases given other uses of our cash or our desire to preserve cash balances. In addition, our repurchases of common stock could affect the market price of our common stock or increase its volatility. For example, the existence of a share repurchase program could cause our share price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. We also cannot assure that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchase our stock, and short-term stock price fluctuations could reduce the program’s effectiveness.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2015, we leased approximately 135,000 square feet of space in our domestic and international locations. Approximately 60% of our leased properties are located in the United States and are primarily located in Sunnyvale, California, which is where our corporate headquarters are located. Our international locations, which comprise approximately 40% of all our properties, are mainly located in China, the Netherlands and the United Kingdom. Our international properties are primarily used for customer service centers, sales offices and research and development facilities. Our current office leases for our headquarters facilities in Sunnyvale, California will expire in September 2016. See Note 6, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for information regarding our lease obligations. We believe we have secured a long-term lease for our new headquarters facility, the lease, which we expect will be suitable and adequate to meet our current needs. However, the lease and our occupancy are still subject to conditions outside of our control. If we are successful in securing and occupying this new facility, we expect to incur significant up-front costs under the new lease relating to facility improvements and our initial occupancy, as well as ongoing expenses in base rent and costs and restoration obligations passed through to us under the master lease and sublease agreements.
We intend to add new facilities or expand existing facilities as necessary. As we add employees and support new geographic markets, we also intend to add new facilities. We believe that suitable additional or alternative space will be available as needed to accommodate ongoing operations and any such growth. However, such additional or alternative facilities may impose additional expenses on our ongoing operations.
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
The Company is currently in separate litigations with AirTight Networks, Linex Technologies and Chrimar Systems, each of which alleges that the Company infringes certain patents.

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
Linex Technologies, or Linex, filed on March 19, 2013 a Complaint in the U.S. District Court, Southern District of Florida asserting that some or all of the Company’s products infringe U.S. Patents #6,493,377, or the ‘377 Patent, and #7,167,503, or the ’503 Patent. The Company filed an answer and counterclaims for declaratory judgment against Linex asserting that the Company’s products do not infringe the ‘377 and ‘503 Patents, and that the ‘377 and ‘503 Patents are, in any case, invalid and not enforceable. The Company separately filed with the PTO petitions to initiate reexamination of the ‘377 and ‘503 Patents, which petitions the PTO granted. In the PTO reexaminations, all claims under the ‘377 Patent are currently rejected and Linex has appealed the final rejections of the claims, and the petition regarding the claims subject to the ‘503 Patent is still pending. The case before the U.S. District Court, Southern District of Florida is currently stayed pending the reexamination.
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
The Company is also currently in litigation asserting claims under federal securities laws.
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
In October 2015, we resolved the pending lawsuit brought by JSDQ Mesh Technologies LLC, filed in June 2015 in the U.S. District Court, District of Delaware, asserting that certain of our products which utilize a so-called wireless mesh transmission feature infringe United States Patent Nos. 7,286,828, 7,916,648, RE43,675 and RE44,607. The complaint also named one of our customers as a co-defendant. Our settlement payment regarding this matter was not material.
Export Compliance
Our products are subject to U.S. export controls, specifically the Export Administration Regulations, and economic sanctions enforced by the Office of Foreign Assets Control. We incorporate standard encryption algorithms into our products, which, along with the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, license exception or other appropriate government authorizations. Each of these authorizations may require the filing of an encryption registration and classification request. Furthermore, U.S. export control and trade laws and economic sanctions prohibit the shipment of certain products and services to certain countries, as well as governments and persons targeted by U.S. sanctions. We take precautions to prevent our products and services from being exported in violation of these laws. However, in certain instances we shipped encryption products prior to obtaining the required export authorizations and/or submitting the required requests, including a classification request and request for an encryption registration number. As a result, we filed in June 2013 a Voluntary Self Disclosure with the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, concerning these violations. BIS closed out this disclosure with a warning letter in May 2014. No penalties were assessed. Similar future instances could result in monetary penalties or other penalties assessed against us. Additionally, even though we take precautions to ensure that our channel partners comply with all relevant regulations, any failure by our channel partners to comply with such regulations could have negative consequences for us, including reputational harm, government investigations, and assessments of penalties against us.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock, $0.001 par value per share, has been trading on the New York Stock Exchange since March 28, 2014, under the symbol “HIVE.”
Holders of Record
As of December 31, 2015, there were approximately 28 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Price Range of Our Common Stock
The following table sets forth the reported high and low sales prices of our common stock, as quoted on the New York Stock Exchange:

	High	Low
Year Ended December 31, 2014
Second Quarter	$12.23	$8.00
Third Quarter	$10.07	$7.43
Fourth Quarter	$8.13	$3.91
Year Ended December 31, 2015
First Quarter	$4.90	$3.43
Second Quarter	$8.35	$4.35
Third Quarter	$8.10	$5.43
Fourth Quarter	$7.48	$4.98
Stock Performance Graph
The following graph compares, for the period ending December 31, 2015, the cumulative total stockholder return for our common stock, the NYSE Composite Index and the NYSE Arca Tech 100 Index. The graph assumes that $100 was invested on March 28, 2014 in each of our common stock, the NYSE Composite Index and the NYSE Arca Tech 100 Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future price performance of our stock. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any of our filings under the Exchange Act or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

Dividend Policy
We have never declared or paid cash dividends on our common stock. Our various credit facilities currently restrict our ability to pay dividends while these facilities remain outstanding. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, in accordance with applicable law, will require the approval of certain of our lenders and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our Board may deem relevant.
Use of Proceeds
On March 27, 2014, our Registration Statement on Form S-1 was declared effective by the SEC for our IPO of common stock. We started trading on the New York Stock Exchange on March 28, 2014, and the transaction formally closed on April 2, 2014. In conjunction with the IPO, we issued 8,625,000 shares of common stock, including exercise of the underwriters’ option to purchase an additional 1,125,000 shares, at an offering price of $10.00 per share, for aggregate net proceeds of $80.2 million, after deducting the underwriters' discounts and commissions.
We have invested the net offering proceeds in money market funds, U.S. treasuries, corporate securities and commercial paper. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 28, 2014 pursuant to Rule 424(b).
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
We derived the selected consolidated statement of operations data for the year ended December 31, 2015, 2014 and 2013, and the consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements included elsewhere in this report. We derived the selected consolidated statement of operations data for the year ended December 31, 2012 and 2011, and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 from audited financial statements not included in this report. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Product	$126,281	$120,507	$97,564	$66,631	$31,846
Software subscription and services	25,378	16,785	9,571	4,584	2,110
Total revenue	151,659	137,292	107,135	71,215	33,956
Cost of revenue(1):
Product	40,496	38,365	31,431	24,203	12,049
Software subscription and services	9,897	6,400	4,250	1,797	1,544
Total cost of revenue	50,393	44,765	35,681	26,000	13,593
Gross profit	101,266	92,527	71,454	45,215	20,363
Operating expenses:
Research and development(1)	36,924	27,546	25,742	16,081	9,595
Sales and marketing(1)	83,066	72,364	57,773	42,765	22,396
General and administrative(1)	26,303	21,180	17,689	8,521	2,953
Total operating expenses	146,293	121,090	101,204	67,367	34,944
Operating loss	(45,027)	(28,563)	(29,750)	(22,152)	(14,581)
Interest income	108	37	15	10	17
Interest expense	(1,209)	(1,843)	(604)	(221)	(260)
Other income (expense), net	285	255	(2,462)	(2,036)	87
Loss before income taxes	(45,843)	(30,114)	(32,801)	(24,399)	(14,737)
Income tax provision	(352)	(441)	(426)	(339)	(64)
Net loss	$(46,195)	$(30,555)	$(33,227)	$(24,738)	$(14,801)
Net loss per share allocable to common stockholders, basic and diluted	$(0.98)	$(0.85)	$(4.84)	$(4.20)	$(2.87)
Weighted-average shares used in computing net loss per share allocable to common stockholders, basic and diluted	47,323,253	36,097,405	6,866,839	5,884,751	5,153,514
(1)Stock-based compensation expense included in the consolidated statements of operations data above was as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of revenue	$902	$411	$64	$13	$29
Research and development	4,651	2,419	929	264	123
Sales and marketing	7,112	4,121	1,573	483	200
General and administrative	5,706	3,301	1,721	346	155
Total stock-based compensation expense	$18,371	$10,252	$4,287	$1,106	$507

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$45,741	$98,044	$35,023	$29,585	$14,540
Short-term investments	46,593	—	—	—	—
Working capital	75,930	80,910	21,516	29,774	13,836
Total assets	140,914	144,254	69,857	54,873	27,215
Total deferred revenue	59,262	46,155	30,570	16,704	4,237
Total debt	20,000	19,752	19,624	10,000	799
Convertible preferred stock warrant liability(1)	—	—	3,903	3,352	1,490
Total stockholders’ equity (deficit)(1)	34,193	58,155	(3,345)	11,555	12,333
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
We derive revenue by selling our hardware products and related software licenses or software subscription and services, which together comprise our cloud-managed networking platform. Our products include Wi-Fi access points, routers and switches required to build an edge-access network; a cloud services platform for centralized management, data collection and analytics; and applications that leverage the network to provide additional capabilities to the business and IT organization. Together, these products, service platforms and applications create a simple, scalable, and secure solution to deliver a better connected experience. Customers around the world, from Fortune 500 businesses to small schools, have chosen our products.
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
In fiscal 2015, we continued our year-over-year revenue growth. For fiscal years 2015, 2014 and 2013, our revenue was $151.7 million, $137.3 million and $107.1 million, respectively, representing year-over-year growth of 10% from fiscal 2014 to fiscal 2015 and 28% from fiscal 2013 to fiscal 2014. In fiscal years 2015, 2014 and 2013, our net losses were $46.2 million, $30.6 million and $33.2 million, respectively.
Prior to 2015, we experienced a seasonal sequential decrease in our product revenue in our first fiscal quarter, but a sequential increase in product revenue from our fiscal first to our second quarter. This has generally been due to annual budget cycles in the enterprise and spending seasonality in the education vertical. Given the buying cycle for K-12 schools in the

United States, the second quarter has usually been the strongest for our education vertical, which historically has driven this strong sequential growth in the second quarter. In addition, we typically see continued growth in our revenue to carry over from our second quarter to our third quarter. Prior to 2015, we also historically have seen a sequential increase in our fourth quarter from our third quarter total revenue due to end-of-year spending by enterprise customers, followed by a decline in revenue for the first quarter of the following fiscal year.
In fiscal 2015, our seasonal trend changed as compared to prior years due to the timing and availability of funding under the federal E-Rate program. E-Rate is the commonly used name for the Schools and Libraries Program of the Universal Service Fund, which is administered by the Universal Service Administrative Company (USAC) under the direction of the Federal Communications Commission (FCC). The program provides discounts to assist schools and libraries in the United States to obtain affordable telecommunications and Internet access. Under the E-Rate program, purchases made by schools before April 1, 2015 were not eligible for E-Rate funding. Direct E-Rate funding was not available before July 1, 2015 and in order to be eligible for funding they must also receive a Funding Commitment Decision Letter. Once funding is approved, end customers have until September 2016 to make their purchases. We believe that based on the availability of this federal funding end-customers in the education vertical deferred purchases until they secured E-Rate funding specifically. As a result, in 2015, E-Rate amplified the historical sequential decline in product revenue we previously experienced from the fourth quarter into the first quarter and shifted spending from the first half of the year into the second half of the year of 2015 and early 2016. As we look to 2016, we expect our seasonality to be similar to 2015, including a fourth quarter 2015 to first quarter 2016 decline in product revenue that we expect to be significantly greater than we saw in the first quarter of 2014, but moderate as compared with the sequential decline in the first quarter of 2015.
We primarily conduct business in three geographic regions: (1) Americas, (2) Europe, the Middle East and Africa, or EMEA, and (3) Asia Pacific, or APAC. From a geographic perspective, year-over-year revenue increased by 12% in the Americas and 13% in EMEA and decreased by 8% in APAC. For the fiscal year ended 2015, 64% of our total revenue was generated from Americas, 27% from EMEA and 9% from APAC.
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
Opportunities and Challenges
We believe that the growth of our business and our future success depends upon many factors, including our ability to continue to develop innovative technologies and timely provide new product offerings to the marketplace; continue to stabilize and improve performance of our sales function, increase our sales capacity and develop our channel partner program; acquire new end-customers, expand our end-customer base and increase penetration within our existing end-customer base (including through new product offerings); and at the same time demonstrate to our investors and financial analysts that we can achieve profitability within an acceptable timeline.
We operate in the highly competitive wired and wireless network access products market. This market continues to evolve and is characterized by rapid technological innovation. We will need to continue to innovate in order to achieve market adoption of our products and services. We have continued the expansion of our product portfolio, announcing HiveManager NG in April 2015. Over the last four quarters, approximately 75% of our end-customers and approximately 40% of our Wi-Fi access point products in operation were deployed using our public cloud platform. We also continue to invest to extend our product offering to include a family of ethernet switches and branch routers to complement our wireless offering and allow us to deliver a unified wired and wireless network edge.
In addition, our market is currently in the midst of an evolution in related wireless technology standards from 802.11n to the new 802.11ac standard, which uses new radio hardware to deliver substantially higher wireless performance. As these standards were being developed and finalized, we performed hardware and software development, both internally and with our original design manufacturers, or ODMs, to incorporate these standards into our product offerings. We also continue to develop new functionality in our product offerings to take advantage of the changes that these industry standards incorporated. Overall, our 802.11 ac products accounted for 74% of our Wi-Fi access point unit volume shipments in the quarter ended December 31, 2015.
In order to maintain a competitive position in this market, we continue to develop our next-generation “Wave 2” 802.11ac Wi-Fi access points to extend our portfolio and address higher-performance use cases. We currently expect our initial Wave 2 products to be available in early 2016, and that schedule will meet potential customer demand for these products (including demand in our important education vertical); however, this schedule will lag availability of the Wave 2 products some of our competitors have announced. Existing or potential customers may elect to not purchase our products or defer purchases they otherwise would make of our products in anticipation of competing Wave 2 products or of our Wave 2 802.11ac W-Fi access points.
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
Our ability to develop and make more productive relationships with our solution and channel partners and our channel partners’ ability to effectively develop sales opportunities and distribute our products continues to be a key opportunity for us. For example, we announced in April 2015 a new relationship with Dell Inc., whereby Dell will become a reseller of Aerohive’s Wi-Fi and cloud services, and that the two companies expect to work together to execute their shared vision of cloud-managed IT to provide simplified and streamlined operations, configuration, monitoring and troubleshooting for customer networks, and in September 2015, we announced with Brocade and Juniper Networks collaborations that allow us to meet in the channel and co-sell a combined wired and wireless solutions to our end-customers. We also have an existing relationship with Apple, where certain of our Wi-Fi access point products can be purchased through Apple’s online retail website. To support these new relationships, we are continuing to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings.
Key Financial Metrics
We regularly review the following key financial metrics to evaluate growth trends in our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Our key financial metrics include non-GAAP financial metrics. We discuss revenue under “Results of Operations.” We discuss cash used in operating activities, deferred revenue and non-GAAP financial measures immediately below the following table.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Total revenue	$151,659	$137,292	$107,135
Total deferred revenue at period end	59,262	46,155	30,570
Cash used in operating activities	(4,957)	(8,748)	(12,380)
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
Deferred Revenue.  Our deferred revenue consists of amounts that have either been invoiced or prepaid but that have not yet been recognized as revenue as of the period end. We consider deferred revenue to be a key financial metric, because it represents a significant portion of the revenue that we expect to recognize in future periods. In addition, we monitor the change in our deferred revenue balance, which, taken together with revenue, is an indication of sales activity in a given period. The vast majority of our deferred revenue comprises future software subscription and services revenue, primarily for PCS and SaaS, which we recognize ratably over the service term. Of our deferred product revenue, the majority comprises hardware products that we have shipped to our VADs in advance of shipment to our end-customers. We have provided a tabular reconciliation below of current and non-current deferred revenue:

	As of December 31,
	2015	2014	2013
	(in thousands)
Product	$3,199	$3,886	$5,095
Software Subscription and Services	56,063	42,269	25,475
Total deferred revenue	59,262	46,155	30,570
Less: current portion of deferred revenue	27,893	22,014	15,915
Non-current portion of deferred revenue	$31,369	$24,141	$14,655
Non-GAAP financial measures.  We regularly review non-GAAP financial measures because they are key measures used by our management and our board of directors to evaluate the business, measure performance, identify trends affecting the business, formulate financial projections and make strategic decisions.
We define non-GAAP financial measures to exclude share-based compensation, adjustment to internal-use software amortization, amortization of acquired intangibles, payroll taxes on certain stock-based compensation expense, one-time charges related to pending securities litigation, and the periodic fair value re-measurements related to convertible preferred stock warrants. We believe that the exclusion of certain expenses in calculating these non-GAAP financial measures can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as does our management and our board of directors.
We have provided a tabular reconciliation of GAAP to non-GAAP measures:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
GAAP net loss	$(46,195)	$(30,555)	$(33,227)
Amortization of stock-based compensation related to internal-use software	105	—	—
Amortization of acquired intangible assets	—	149	162
Stock-based compensation - Cost of revenue	902	411	64
Stock-based compensation - Research and development	4,651	2,419	929
Stock-based compensation - Sales and marketing	7,112	4,121	1,573
Stock-based compensation - General and administrative	5,706	3,301	1,721
Payroll taxes on certain stock-based compensation expense	29	—	—
One-time charges related to pending securities litigation	784	—	—
Periodic re-measurement of convertible preferred stock warrants	—	(90)	2,225
Non-GAAP net loss	$(26,906)	$(20,244)	$(26,553)
Basic and diluted net loss per share on a Non-GAAP basis	$(0.57)	$(0.56)	$(3.87)
Weighted average shares used in computing non-GAAP basic and diluted net loss per share	47,323,253	36,097,405	6,866,839
Although investors frequently use non-GAAP financial measures in their evaluations of companies, these non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. Some of these limitations are:

•	the non-GAAP measures do not consider the expense related to stock-based compensation, which is an ongoing expense for the Company;

•
although amortization is a non-cash charge, the assets being amortized often will have to be replaced in the future, and non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating loss, non-GAAP operating loss percentage, non-GAAP net loss, and non-GAAP loss per share do not reflect any cash requirement for such replacements;

•	non-GAAP net loss and non-GAAP net loss per share do not reflect the periodic fair value re-measurements related to convertible preferred stock warrants;

•
pending securities litigation may continue for an extended duration and excluding the associated expense does not reflect the impact on our ongoing operations over this period of the cash requirement to defend such litigation; and

•	other companies, including companies in our industry, may calculate these non-GAAP financial measures differently, which reduces their usefulness as a comparative measure.
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
Our total revenue comprises the following:
Product Revenue.  Our product revenue consists of revenue from sales of our hardware products, which include wireless access points, branch routers, and switches, all of which are embedded with our proprietary operating system, HiveOS, and perpetual licenses of our unified network management system, HiveManager, and other software applications, as well as related accessories. We recognize product revenue at the time of shipment, provided that all other revenue recognition criteria have been met. For our VAD arrangements where we permit our VADs to stock inventory, we recognize revenue when our VADs have shipped the products to our end-customers (or to VARs that have identified end-customers), provided that all other revenue recognition criteria have been met.

Software Subscription and Services Revenue.  Our software subscription and services revenue consists of revenue from sales of our software subscription and services offerings that we deliver over a specified term. These offerings primarily include PCS related to our perpetual software licenses and subscriptions to HiveManager and other software applications delivered as SaaS, including related customer support, and from subsequent renewals of those contracts. To benefit fully from potential contract renewals we plan to continue to invest in systems which track existing customer support commitments and renewal opportunities and provide offerings which continue to be attractive to our customers. Our PCS includes tiered maintenance and support services under renewable, fee-based maintenance and support contracts, which include technical support, bug fixes, access to priority hardware replacement services and unspecified upgrades on a when-and-if available basis. Our SaaS subscriptions include comparable maintenance and support services. The higher the percentage of our end-customers that purchase SaaS subscriptions, as opposed to HiveManager and PCS, the higher our software subscription and services revenue will be as a percentage of our total revenue. We recognize software subscription and services revenue ratably over the term of the contract, which is typically one, three or five years. As a result, our recognition of software subscription and services revenue lags our recognition of related product revenue.
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
Cost of Software Subscription and Services Revenue.  Our cost of software subscription and services revenue primarily includes personnel costs, including stock-based compensation, certain allocated facilities information technology infrastructure costs, costs associated with our provision of PCS and SaaS and datacenter costs. Our cost of software subscription and services revenue also includes amortization of our internally developed, next-generation cloud services platform, which we completed and launched in April 2015.
Gross Profit
Our gross profit has been and will continue to be affected by a variety of factors, including product shipment volumes, average sales prices of our products, discounts we offer to our VAR and VAD partners, the mix of revenue between products and software subscription and services, and the mix of hardware products sold, because our hardware products have varying gross margins depending on the product offering and the lifecycle of the product. Historically, our software subscription and services gross margin has been lower than our product gross margin; however, we expect our software subscription and services gross margin to increase over the long term because we expect our software subscription and services revenue to increase more quickly than our cost of software subscription and services revenue. We expect our gross margin to be volatile and may decrease in any given time in the event we experience additional competitive pricing pressure. For example, competitors such as Cisco Systems and Hewlett Packard (who recently acquired Aruba Networks) have significantly greater financial resources and could attempt to gain a competitive advantage over us by aggressively lowering prices. The continuing strength of the U.S. dollar relative to the currencies of the countries of our VADs or end-customer who purchase our products, or our contract manufacturers or the component suppliers to our contract manufacturers, may require us to reduce pricing for our products outside the United States in order to maintain sales and revenue performance, or raise the cost we must pay to our manufacturers for our products, resulting in either case in lower revenue and/or gross margins for those products. We also expect that our revenue and gross margin will fluctuate from period to period depending on the factors described above.
Operating Expenses
Our operating expenses include the following:
Research and Development.  Our research and development expenses consist primarily of personnel costs, including bonuses, stock-based compensation, recruiting fees and travel expenses for employees engaged in research, design and development activities. Research and development expenses also include costs for prototype-related expenses, product certification, consulting services, depreciation and certain allocated facilities and information technology infrastructure costs. We believe that continued investment in research and development is important to attaining our strategic objectives. Over time, we expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future as we continue to invest in the development of our products and services. Our research and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our research and development expenses.

Sales and Marketing.  Our sales and marketing expenses consist primarily of personnel costs, including commission costs, stock-based compensation, recruiting fees and travel expenses for employees engaged in sales and marketing activities. Commission expenses in any given period are based on completed contracts, which may not result in revenue in the same period in which we incur the expense. Sales and marketing expenses also include the cost of trade shows, marketing programs, promotional materials, demonstration equipment, consulting services, depreciation and certain allocated facilities and information technology infrastructure costs. Over time, we expect our sales and marketing expenses to continue to increase in absolute dollars as we increase the size of our sales and marketing organization, expand into new markets and further develop our channel program. Our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.
  General and Administrative.  Our general and administrative expenses consist primarily of personnel costs, including bonuses, stock-based compensation and travel expenses for our executive, finance, human resources, legal and operations employees, as well as compensation for our board of directors. General and administrative expenses also include fees for outside consulting, legal, audit, investor relations, and accounting service and insurance, as well as depreciation and certain allocated facilities and information technology infrastructure costs. As a public company we also have experienced increased litigation, relating both to intellectual property claims of others as well as securities claims brought by certain of our stockholders. Defending and resolving these claims, including under indemnity commitments we have made to third parties, has imposed new costs on us. Over time, we expect our general and administrative expenses to continue to increase in absolute dollars due to the additional legal, accounting, insurance, investor relations, information technology and other costs that we will continue to incur as a public company, as well as other costs associated with growing our business. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.
Interest Income
Our interest income primarily consists of interest earned on our cash and cash equivalent and short-term investments. We have invested our cash in money-market funds and other short-term, high quality investments. Historically, our interest income has not been material.
Interest Expense
Our interest expense consists primarily of interest on our indebtedness. See Note 5 of our consolidated financial statements included elsewhere in this Form 10-K for more information about our debt.
Other Income (Expense), Net
Our other income (expense), net historically consisted primarily of the impact of fair value adjustments for our convertible preferred stock warrants. Upon completion of our IPO in April 2014, all convertible preferred stock warrants automatically converted to common stock warrants and no longer require fair value remeasurement at each balance sheet date. Other income (expense), net also consists of gains and losses from foreign currency exchange transactions that historically has not been material.
Provision for Income Taxes
Our provision for income taxes consists primarily of foreign tax expense due to our cost-plus agreements with our foreign entities, which guarantee foreign entities a profit, and to a lesser extent federal and state income tax expense. As of December 31, 2015 and December 31, 2014, respectively, we maintained a valuation allowance against our domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits. We expect our provision for income taxes to increase in absolute dollars in future periods.

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue:
Product	$126,281	$120,507	$97,564
Software subscription and services	25,378	16,785	9,571
Total revenue	151,659	137,292	107,135
Cost of revenue(1):
Product	40,496	38,365	31,431
Software subscription and services	9,897	6,400	4,250
Total cost of revenue	50,393	44,765	35,681
Gross profit	101,266	92,527	71,454
Operating expenses:
Research and development(1)	36,924	27,546	25,742
Sales and marketing(1)	83,066	72,364	57,773
General and administrative(1)	26,303	21,180	17,689
Operating loss	(45,027)	(28,563)	(29,750)
Interest income	108	37	15
Interest expense	(1,209)	(1,843)	(604)
Other income (expense), net	285	255	(2,462)
Loss before income taxes	(45,843)	(30,114)	(32,801)
Income tax provision	(352)	(441)	(426)
Net loss	$(46,195)	$(30,555)	$(33,227)
(1)Includes stock-based compensation as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of revenue	$902	$411	$64
Research and development	4,651	2,419	929
Sales and marketing	7,112	4,121	1,573
General and administrative	5,706	3,301	1,721
Total stock-based compensation expense	$18,371	$10,252	$4,287
The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Year Ended December 31,
	2015	2014	2013
Revenue:
Product	83%	88%	91%
Software subscription and services	17	12	9
Total revenue	100	100	100
Cost of revenue:
Product	26	28	29
Software subscription and services	7	5	4
Total cost of revenue	33	33	33
Gross profit	67	67	67
Operating expenses:
Research and development	24	21	24
Sales and marketing	55	53	54
General and administrative	17	15	17
Operating loss	(29)	(21)	(28)
Interest income	—	—	—
Interest expense	(1)	(1)	(1)
Other income (expense), net	—	—	(2)
Loss before income taxes	(30)	(22)	(31)
Income tax provision	—	—	—
Net loss	(30)%	(22)%	(31)%

Revenues

	Year Ended December 31,			2015 to 2014		2014 to 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Revenues:
Product	$126,281	$120,507	$97,564	$5,774	5%	$22,943	24%
Software subscription and services	25,378	16,785	9,571	8,593	51%	7,214	75%
Total revenue	$151,659	$137,292	$107,135	$14,367	10%	$30,157	28%

Percentage of revenues:
Product	83%	88%	91%
Software subscription and services	17%	12%	9%
Total	100%	100%	100%

	Year Ended December 31,			2015 to 2014		2014 to 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Revenue by geographic region:
Americas	$97,811	$86,946	$69,796	$10,865	12%	$17,150	25%
EMEA	40,876	36,317	27,864	4,559	13%	8,453	30%
APAC	12,972	14,029	9,475	(1,057)	(8)%	4,554	48%
Total revenue	$151,659	$137,292	$107,135	$14,367	10%	$30,157	28%

Percentage of revenue by geographic region:
Americas	64%	64%	65%
EMEA	27%	26%	26%
APAC	9%	10%	9%
Total	100%	100%	100%

2015 Compared to 2014.  Our total revenue increased $14.4 million, or 10% in fiscal 2015 as compared to fiscal 2014, due to the increasing demand for our products and software subscription and services offerings.
The increase in our product revenue was primarily the result of an aggregate increase in product unit shipments largely driven by sales of our intelligent Wi-Fi access points.
The increase in our software subscription and services revenue of $8.6 million in fiscal 2015 compared to the fiscal 2014, was primarily driven by the increase in sales of PCS and SaaS, including our HiveManager NG cloud management platform that was introduced in early 2015, in connection with increased sales of products and an increase in the number of our end-customers, and our recognition of deferred revenue in the period.
The Americas and EMEA accounted for the majority of our total revenue. Our total number of end-customers increased from approximately 19,000 as of December 31, 2014 to approximately 24,000 as of December 31, 2015.
2014 Compared to 2013.  Our total revenue increased $30.2 million, or 28%, in fiscal 2014 as compared to fiscal 2013, due to the increasing demand for our products and software subscription and services offerings.
The increase in our product revenue was primarily the result of an aggregate increase in product unit shipments largely driven by sales of our intelligent Wi-Fi access points and our unified network management system, HiveManager.
The increase in our software subscription and services revenue of $7.2 million in fiscal 2014 compared to the fiscal 2013 was primarily driven by the increase in sales of PCS and SaaS in connection with increased sales of products and an increase in the number of our end-customers, and recognition of deferred revenue.

The Americas and EMEA accounted for the majority of the increase in our total revenue, and the increase of revenue in both regions was primarily due to increased demand for our products in these regions. Our total number of end-customers increased from over 13,000 as of December 31, 2013 to more than 19,000 as of December 31, 2014.
Cost of Revenues and Gross Margin

	Year Ended December 31,			2015 to 2014		2014 to 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Cost of revenues:
Product	$40,496	$38,365	$31,431	$2,131	6%	$6,934	22%
Software subscription and services	9,897	6,400	4,250	3,497	55%	2,150	51%
Total cost of revenues	$50,393	$44,765	$35,681	$5,628	13%	$9,084	25%

Gross margin:
Product	67.9%	68.2%	67.8%
Software subscription and services	61.0%	61.9%	55.6%
Total gross margin	66.8%	67.4%	66.7%
2015 Compared to 2014.  We primarily attribute the increase in our cost of product revenue to an increase in sales of our products. We primarily relate the increase in our cost of software subscription and services revenue to an increase in cloud operations and support personnel headcount as well as the amortization of our capitalized cloud service platform.
The decrease of our product gross margin was primarily due to the product mix. The decrease in our software subscription and services gross margin was primarily due to the amortization of our capitalized cloud service platform, offset by higher growth in our software subscription and services revenue than our related cost of delivering these software subscription and services.
2014 Compared to 2013.  We primarily attribute the increase in our cost of product revenue to an increase in sales of our products. We primarily relate the increase in our cost of software subscription and services revenue to an increase in cloud operations and support personnel headcount and an increase in datacenter costs.
The increase in our product gross margin was primarily due to the continued improvement of cost efficiencies in our product design and supply chain management as well as efficiencies in the manufacturing costs.
The increase in our software subscription and services gross margin was primarily due to higher growth in our software subscription and services revenue than our related cost of delivering these software subscription and services.
Research and Development

	Year Ended December 31,			2015 to 2014		2014 to 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Research and development	$36,924	$27,546	$25,742	$9,378	34%	$1,804	7%
% of revenue	24%	21%	24%

2015 Compared to 2014.  The increase in our research and development expenses was primarily due to an increase of $4.8 million personnel and related costs, including stock-based compensation expense of $2.2 million, driven by our increased research and development headcount to support continued investment in our future product and service offerings, and a $3.0 million higher capitalized personnel and related costs, including wages, bonuses and stock-based compensation, for development of our cloud services platform in fiscal 2014. In April 2015, we completed and launched such cloud services platform and began to amortize the capitalized development costs as part of the cost of software subscription and services, over an estimated useful life of 5 years.
The remaining increase in our research and development expenses was mainly due to higher costs related to our research and development activities and certain allocated facilities. We expect our research and development costs to continue to increase over time in absolute dollars, as we continue to invest in developing new products and new versions of our existing products.

2014 Compared to 2013.  The increase in our research and development expenses was primarily due to the increase in personnel and related allocated costs of facilities and information technology infrastructure that were partially offset by the capitalized development costs for our SaaS offerings under development.
Compared with fiscal 2013, personnel and related costs increased $7.0 million, including bonuses and stock-based compensation expense of $2.9 million, as we increased our research and development headcount to support continued investment in our future product and service offerings. The increase in personnel and related costs was partially offset by $4.8 million in personnel and related costs, including wages, bonuses and stock-based compensation, capitalized for development of our cloud services platform, which we started to capitalize from December, 2013 and completed in the first half of fiscal 2015.
The remaining increase in our research and development expenses was mainly due to higher costs related to hardware prototype-related expenses, depreciation expenses and certain allocated facilities and information technology infrastructure costs.
Sales and Marketing

	Year Ended December 31,			2015 to 2014		2014 to 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$83,066	$72,364	$57,773	$10,702	15%	$14,591	25%
% of revenue	55%	53%	54%

2015 Compared to 2014.  The increase in our sales and marketing expenses was primarily due to increases in personnel and related costs of $9.9 million, including increased headcount, bonuses, stock-based compensation expense and higher commissions. Our sales and marketing expenses also increased due to higher marketing program expenses and increases in our other sales and marketing related activities. We expect that sales and marketing expenses will continue to increase over time in absolute dollars as we continue to add sales personnel and continue marketing programs.

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
General and Administrative

	Year Ended December 31,			2015 to 2014		2014 to 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
General and administrative	$26,303	$21,180	$17,689	$5,123	24%	$3,491	20%
% of revenue	17%	15%	17%
2015 Compared to 2014.  The increase in our general and administrative expenses was primarily due to increases in personnel and related costs of $4.1 million, including stock-based compensation expense of $2.4 million. The increase of general and administrative expenses was also due to higher costs of litigation and professional services. We expect that general and administrative expenses will continue to increase over time in absolute dollars due primarily to costs associated with being a public company and to support the growth in our business.
2014 Compared to 2013.  The increase in our general and administrative expenses was primarily due to increases in personnel and related costs of $2.6 million, including bonuses and stock-based compensation.
Interest Expense

	Year Ended December 31,			2015 to 2014		2014 to 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Interest expense	$(1,209)	$(1,843)	$(604)	$634	(34)%	$(1,239)	205%

2015 Compared to 2014.  Interest expense primarily consisted of interest expense from our loan credit facilities. The decrease in our interest expense was primarily due to the repayment of outstanding obligations under TriplePoint Capital LLC term loan credit facility partially offset by additional borrowing from Silicon Valley Bank under the revolving credit facility as the interest rate is lower under the Silicon Valley Bank revolving credit facility than the former TriplePoint Capital LLC term loan credit facility. See Note 5 of our consolidated financial statements included elsewhere in this Form 10-K for more information about our debt.
2014 Compared to 2013.  Interest expense historically primarily consisted of interest expense from our loan credit facilities. The increase in our interest expense was due to our borrowing in the periods under a $10.0 million term loan credit facility from TriplePoint Capital LLC which we secured in December 2013.
Other Income (Expense), Net

	Year Ended December 31,			2015 to 2014		2014 to 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$285	$255	$(2,462)	$30	12%	$2,717	(110)%
2015 Compared to 2014.  The change in our other income (expense), net was not significant.
2014 Compared to 2013.  Our other income (expense), net, for fiscal 2013 primarily consisted of our fair value remeasurement of our convertible preferred stock warrants. Upon completion of the IPO in April 2014, all convertible preferred stock warrants automatically became exercisable for shares of common stock and no longer were subject to a fair value remeasurement, resulting in decrease of other expense.

Liquidity and Capital Resources
Capital Resources
As of December 31, 2015, we had cash and cash equivalents of $45.7 million and short-term investments of $46.6 million. $90.9 million of our cash, cash equivalents and short-term investments were held within the United States.
As of December 31, 2015, we had $20.0 million of outstanding debt under our revolving credit facility with Silicon Valley Bank, and we were in compliance with all covenants under our loan agreement with Silicon Valley Bank. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced product and service offerings, the costs to ensure access to adequate manufacturing capacity, and the level of market acceptance of our products. However, we may be required to raise additional funds in the future through public or private debt or equity financing to meet additional working capital requirements. There can be no assurance that this additional financing will be available or, if available, will be on reasonable terms and not dilutive to our stockholders. If adequate funds are not available on acceptable terms our business and operating results could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash used in operating activities	$(4,957)	$(8,748)	$(12,380)
Net cash used in investing activities	(50,908)	(6,749)	(2,910)
Net cash provided by financing activities	3,562	78,518	20,728
Net increase (decrease) in cash and cash equivalents	$(52,303)	$63,021	$5,438
Operating Activities
We recently demonstrated positive cash flow in our third and fourth quarters of our fiscal 2015. However, we have historically experienced negative cash flows from operating activities as we continue to invest in our business. Our largest uses of cash from operating activities is for employee-related expenditures and purchases of finished products from our contract manufacturers. Our primary source of cash flows from operating activities is cash receipts from our channel partners. Our cash flows from operating activities will continue to be affected principally by the extent to which we grow our total revenue and our operating expenses, primarily in our sales and marketing and research and development functions, in order to grow our business.
For fiscal 2015, operating activities used $5.0 million of cash as a result of our net loss of $46.2 million, partially offset by non-cash charges of $22.3 million and a net change of $18.9 million in our net operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $18.4 million and depreciation and amortization expense of $3.5 million. The net change in our net operating assets and liabilities was primarily due to a $13.1 million increase in deferred revenue as a result of an increase in sales of PCS and SaaS, an increase of $5.2 million in accounts payable, and an increase of $3.1 million in accrued liabilities, partially offset by an increase of $1.9 million in accounts receivable, $2.4 million in cash used for inventory purchases and $1.3 million increase in prepaid expenses and other current assets. Our days sales outstanding, or DSO, was 45 days as of December 31, 2015 and is calculated by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.
For fiscal 2014, operating activities used $8.7 million of cash as a result of our net loss of $30.6 million, partially offset by non-cash charges of $12.7 million and a net change of $9.2 million in our net operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $10.3 million and depreciation and amortization expense of $2.3 million. The net change in our net operating assets and liabilities was primarily due to a$15.6 million increase in deferred revenue as a result of an increase in sales of PCS and SaaS, an increase of $1.6 million in accrued liabilities, and an increase of $1.3 million in accounts payable, partially offset by an increase of $7.1 million in accounts receivable and $1.5 million in cash used for inventory purchases. Our days sales outstanding, or DSO was 59 days as of December 31, 2014 and is calculated by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.

For fiscal 2013, operating activities used $12.4 million of cash as a result of our net loss of $33.2 million, partially offset by non-cash charges of $8.2 million and a net change of $12.6 million in our net operating assets and liabilities. Non-cash charges consisted primarily of $4.3 million in stock-based compensation which increased due to new stock options granted combined with the increase in the fair value of our common stock. Non-cash charges also consisted of $2.2 million in the remeasurement of the fair value of our convertible preferred stock warrants. The net change in our net operating assets and liabilities was primarily due to a $13.9 million increase in deferred revenue as a result of an increase in sales of PCS and SaaS, an increase of $2.5 million in accrued liabilities, partially offset by an increase of $4.9 million in accounts receivable. Our days sales outstanding, or DSO, was 50 days as of December 31, 2013 and is calculated by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.
Investing Activities
Our investing activities have primarily consisted of purchases of property and equipment and capitalized development costs of our SaaS offerings. In fiscal 2015, our investing activities also consisted of purchases and sales of marketable securities.
For fiscal 2015, cash used in investing activities was $50.9 million, primarily attributable to purchases and sales of marketable securities of $49.2 million and $2.5 million, respectively, capitalization of internal software development costs for development of our cloud services platform of $1.9 million, and purchases of property and equipment of $2.3 million, relating primarily to manufacturing, research and development lab equipment. The capitalization of internal software development costs for development of our next generation cloud services platform, HiveManager NG, represents personnel and related costs including wages, bonuses and stock-based compensation expenses. We started to capitalize costs for development of such cloud platform from December 2013. In April 2015, we completed and launched our HiveManager NG cloud services platform and began to amortize the capitalized costs on a straight-line basis over the estimated useful life of 5 years, as part of the cost of software subscription and services.
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
Financing Activities
Our financing activities have primarily consisted of the private placements of convertible preferred stock, issuance of debt, proceeds from exercises of stock options and proceeds from employee stock purchase plan, as well as proceeds from the sale of common stock in our IPO in April, 2014.
For fiscal 2015, financing activities used $3.6 million of cash, primarily as a result of a $3.2 million cash used for tax withholdings on vesting of restricted stock units, offset by $5.2 million in proceeds from employee stock purchase plan and $1.5 million in proceeds from exercise of stock options. In the first fiscal quarter of 2015, we paid-off in full the $10.0 million outstanding term loans with TriplePoint Capital LLC and borrowed an additional $10.0 million under our revolving credit facility with Silicon Valley Bank.
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

Debt Obligations
In June 2012, we entered into a revolving credit facility with Silicon Valley Bank for an aggregate principal amount of up to $10.0 million, with a sublimit of $3.0 million for borrowings guaranteed by the Export-Import Bank of the United States. Our revolving credit facility is collateralized by substantially all of our property, other than our intellectual property. Prior to March 31, 2015, the revolving credit facility bore monthly interest at a floating rate equal to the greater of (i) 4.00% or (ii) prime rate plus 0.75%. By amendment in March 2015, interest on the credit facility was adjusted as of March 31, 2015 to a floating rate equal to the lesser of (i) LIBOR rate plus 2.25% or (ii) prime rate minus 0.5%. In November 2015, we further amended the revolving credit facility to revise the floating interest rate to the lesser of (i) LIBOR rate plus 1.75% or (ii) prime rate minus 1.0%, which is effective January 1, 2016.
The revolving credit facility currently provides among other things, (i) a maturity date of March 31, 2017; (ii) no sublimit for borrowings guaranteed by the Export-Import Bank; and (iii) a revolving line up to $20.0 million, subject to certain conditions.
The revolving credit facility contains customary negative covenants which, unless approved by SVB, limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate, as well as requires us to maintain a minimum adjusted quick ratio of 1.25 to 1.00 as of the last day of each month and to demonstrate minimum cash balances in order to have access to the available borrowing. The revolving credit facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults arising from inaccuracy of representation and warranties. Upon an event of default, the lenders may declare all or a portion of the outstanding obligations payable by us to be immediately due and payable and exercise other rights and remedies provided under the credit facility. During the existence of an event of default, interest on the obligations under the credit facility could be increased by 5.0%. As of December 31, 2015, we were in compliance with these covenants.
As of December 31, 2015, $20.0 million remains outstanding under the revolving credit facility.
We have been using the amount drawn under the revolving credit facility for working capital and general corporate purposes.
Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations as of December 31, 2015:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Contractual Obligations:
Long-term debt obligations(1)	$—	$20,000	$—	$—	$20,000
Interest expense on our debt obligations(2)	500	125	—	—	$625
Purchase commitments(3)	13,979	—	—	—	13,979
Operating lease obligations(4)	2,025	101	—	—	2,126
Total contractual obligations	16,504	20,226	—	—	36,730

(1) Long-term debt includes $20.0 million in outstanding borrowings on our revolving line of credit facility.
(2) Represents our estimated interest expense on our outstanding debt obligations based on the interest rate in effect as of December 31, 2015.
(3) Consists of minimum purchase commitments with our contract manufacturers that are non-cancelable and other open purchase orders. Such minimum purchase commitments are based on our forecasted manufacturing requirements and typically provide for fulfillment with an agreed upon lead time or commercially standard lead times for the particular part or product. The timing and amount of payments may change due to changing business needs and other factors.

(4) Operating leases include total future minimum rent payments under noncancelable operating lease agreements. In fiscal 2015, we made regular lease payments of $2.3 million under the operating lease agreements. The table above excludes liabilities for uncertain tax positions and related interest and penalties accrual as the amount is insignificant.
Contractual Obligations and Other Commitments
We subcontract with other companies to manufacture our products. During the normal course of our business, our contract manufacturers procure components based upon orders placed and forecasts provided by us. If we cancel all or part of our orders, we may still be liable to the contract manufacturers for the cost of the components that they purchase in reliance on our orders or forecasts. We periodically review our potential liability to our contract manufacturers, and as of December 31, 2015, we have no accruals recorded. Our financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred.
Off-Balance Sheet Arrangements
Through December 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
We derive revenue from two sources: (i) product, which includes hardware and software revenue, and (ii) software subscription and services, which includes post-contract customer support, or PCS, and software delivered as a service, or SaaS. We recognize revenue when all of the following criteria are met:
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
Collection is Reasonably Assured.  We assess probability of collection on a channel partner-by-channel partner basis. We subject our channel partner to a credit review process that evaluates its financial condition and ability to pay for our products and services. If we conclude that collection is not reasonably assured, we do not recognize revenue until cash is received.
Our product revenue consists of revenue from the sale of our hardware products (which each contains embedded software related to our proprietary operating system), and HiveManager network management software which is considered essential to the functionality of our hardware products. Therefore, we consider our hardware appliances together with the related HiveManager software as non-software elements and not subject to the industry-specific software revenue recognition guidance.
Our software subscription and services revenue consists of revenue from SaaS and PCS arrangements. Our SaaS arrangements with customers do not provide the right to take possession of the software at any time during the hosting period, have a defined contract term, and we recognize ratably over the contract term beginning on the provisioning date of the contract, which is typically one, three or five years. We have determined that hardware sold with SaaS arrangements has stand-alone value and therefore have concluded that the hardware represents a separate unit of accounting that we recognize as revenue upon shipment assuming all other revenue recognition criteria are met. PCS arrangements include software updates, access to technical support personnel, and expedited replacement of defective hardware products. We recognize revenue for PCS services on a straight-line basis over the service contract term, which is typically one, three or five years.
We operate a multi-tier channel distribution model that includes VADs, VARs and direct sales to end-customers. For sales to VARs and end-customers, we recognize product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is our practice to identify an end-customer prior to shipment to a VAR. We make substantially all of our sales outside of North America through VADs under agreements which currently allow them to stock our products in their inventory, price protection or rebates, and limited rights of return for stock rotation. We initially defer product revenue on sales made through these VADs and recognize revenue upon sell-through as the VADs report to us.
Most of our arrangements, other than stand-alone renewals of SaaS and PCS arrangements, are multiple-element arrangements with a combination of product and service (as defined above). We allocate arrangement consideration to all deliverables in multiple-element revenue arrangements at the inception of an arrangement based on the relative selling price method in accordance with the selling price hierarchy, which includes (i) vendor-specific objective evidence (VSOE), of selling price, if available; (ii) third-party evidence (TPE) of selling price, if VSOE is not available; and (iii) best estimate of selling price (BESP), if neither VSOE nor TPE is available.
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
TPE.  When we cannot establish VSOE for deliverables in multiple-element arrangements, we apply judgment with respect to whether we can establish a selling price based on TPE. We determine TPE based on competitor prices for interchangeable products or services when sold separately to similarly situated customers. However, because our products contain a significant element of proprietary technology and our solutions offer substantially different features and functionality, we cannot typically obtain the comparable pricing of products with similar functionality.
BESP.  When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service was sold regularly on a stand-alone basis. As we have not been able to establish VSOE or TPE for our products and some of our services, we determine BESP for the purposes of allocating the arrangement, primarily based on historical transaction pricing. We segregated historical transactions based on our pricing model and go-to-market strategy, which includes factors such as type of sales channel (VAR, VAD or end-customer), the geographies in which our products and services were sold (domestic or international) and offering type (product series, software subscriptions and level of support for PCS). The determination of BESP is approval by management.
We make certain estimates and maintain allowances for sales returns and other programs based on our historical experience. To date, these estimates have not been significant.
We include shipping charges billed to channel partners in product revenue and we include the related shipping costs in cost of product revenue.
Inventory

Our inventory consists of hardware products and related component parts and is stated at the lower of cost, which approximates actual cost computed on a first-in, first-out basis, or market value. We evaluate inventory for excess and obsolete products, based on management’s assessment of future demand and market conditions, and technological obsolescence of our products. We do not reverse inventory write-downs, once established, as they establish a new cost basis for the inventory. We include inventory write-downs as a component of cost of product revenue in the statements of operations.
Income Taxes
We account for income taxes under an asset and liability approach for deferred income taxes, which requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that we have recognized in our consolidated financial statements, but have not been reflected in taxable income. We make estimates and judgments in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred income tax assets, which arise from temporary differences and carryforwards. We measure our deferred income tax assets and liabilities using the currently enacted tax rates that apply to taxable income in effect for the years in which we expect to realize or settle those tax assets. We regularly assess the likelihood that we will realize our deferred income tax assets based on our historical level of taxable income, projections for our future taxable income and tax planning strategies. To the extent that we believe that any amounts are not more likely than not to be realized, we record a valuation allowance to reduce our deferred income tax assets. We regularly review our tax positions and benefits to be realized. We recognize tax liabilities based upon estimates of whether, and the extent to which, additional taxes will be due when such estimates are more likely than not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We recognize interest and penalties related to income tax matters as income tax expense in the statements of operations.
Stock-Based Compensation
We calculate compensation expense for all stock-based awards based on the estimated fair values on the date of grant. Our stock-based awards include stock options, restricted stock units, or RSUs, and purchase rights under the employee stock purchase plan, or ESPP. The fair value of each RSU granted is determined using the fair value of our common stock on the date of the grant. The fair value of each stock option is estimated using the Black-Scholes option pricing model. The fair value of each stock purchase right under our ESPP is calculated based on the closing price of our stock on the date of grant and the value of a call and put option estimated using the Black-Scholes pricing model. The Black-Scholes pricing model requires assumptions including the market value of our common stock, expected term of the award, expected volatility of the price of our common stock, risk-free interest rates, and expected dividend yield.
We determine the expected term of employee stock options using the simplified method as provided by the Securities and Exchange Commission. The simplified method is presumed to be the average of the time-to-vesting and the contractual life of the options. The expected term of ESPP is based on the contractual terms. Since we have not established sufficient public trading history of our common stock we derive the expected volatility from the historical stock volatilities of the common stock of several publicly traded comparable companies over a period approximately equal to the expected term of the expected life of the options. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for zero-coupon U.S. treasury notes with maturities equal to the option's expected term. The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to do so.
Warranty Liability
We maintain a warranty accrual for estimated future warranty obligations based on unit volumes by hardware product family together with anticipated future warranty costs. We generally cover our Wi-Fi access points and branch routers and switch products by a limited lifetime warranty, and our other hardware accessory products generally for a period of one year.
Recent Accounting Pronouncements
Refer to Recent Accounting Pronouncements, under Note 1, Description of Business and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, short-term investments and our outstanding debt obligations. We had cash, cash equivalents and short-term investments of $92.3 million and $98.0 million as of December 31, 2015 and December 31, 2014, respectively. These amounts were held primarily in consisting of bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We have outstanding debt of $20.0 million as of December 31, 2015, consisting of our borrowing under our revolving line of credit. The revolving line of credit bears interest at a variable rate. As of December 31, 2015, the applicable interest rate under our revolving line of credit was 3.00% per annum.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have a material impact on our financial statements.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Aerohive Networks, Inc.
Sunnyvale, California
We have audited the accompanying consolidated balance sheets of Aerohive Networks, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aerohive Networks, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 26, 2016

AEROHIVE NETWORKS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,741	$98,044
Short-term investments	46,593	—
Accounts receivable, net of allowance for doubtful accounts of $15 and $106 as of December 31, 2015 and December 31, 2014, respectively	22,824	24,695
Inventories	10,775	8,360
Prepaid expenses and other current assets	4,129	2,610
Deferred cost of goods sold	757	1,001
Total current assets	130,819	134,710
Property and equipment, net	9,156	8,862
Goodwill	513	513
Other assets	426	169
Total assets	$140,914	$144,254
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,140	$10,154
Accrued liabilities	11,856	9,181
Debt, current	—	12,451
Deferred revenue, current	27,893	22,014
Total current liabilities	54,889	53,800
Debt, non-current	20,000	7,301
Deferred revenue, non-current	31,369	24,141
Other liabilities	463	857
Total liabilities	106,721	86,099
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share - 25,000,000 shares authorized as of December 31, 2015 and December 31, 2014; no shares issued and outstanding as of December 31, 2015 and December 31, 2014	—	—
Common stock, par value of $0.001 per share - 500,000,000 shares authorized as of December 31, 2015 and December 31, 2014; 49,017,293 and 46,028,908 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	49	46
Additional paid–in capital	231,289	208,998
Accumulated other comprehensive loss	(61)	—
Accumulated deficit	(197,084)	(150,889)
Total stockholders’ equity	34,193	58,155
Total liabilities and stockholders’ equity	$140,914	$144,254
See notes to consolidated financial statements.

AEROHIVE NETWORKS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Product	$126,281	$120,507	$97,564
Software subscription and services	25,378	16,785	9,571
Total revenue	151,659	137,292	107,135
Cost of revenue (1):
Product	40,496	38,365	31,431
Software subscription and services	9,897	6,400	4,250
Total cost of revenue	50,393	44,765	35,681
Gross profit	101,266	92,527	71,454
Operating expenses:
Research and development (1)	36,924	27,546	25,742
Sales and marketing (1)	83,066	72,364	57,773
General and administrative (1)	26,303	21,180	17,689
Total operating expenses	146,293	121,090	101,204
Operating loss	(45,027)	(28,563)	(29,750)
Interest income	108	37	15
Interest expense	(1,209)	(1,843)	(604)
Other income (expense), net	285	255	(2,462)
Loss before income taxes	(45,843)	(30,114)	(32,801)
Income tax provision	(352)	(441)	(426)
Net loss	$(46,195)	$(30,555)	$(33,227)
Net loss attributable to common stockholders	$(46,195)	$(30,555)	$(33,227)
Net loss per share allocable to common stockholders, basic and diluted	$(0.98)	$(0.85)	$(4.84)
Weighted-average shares used in computing net loss per share allocable to common stockholders, basic and diluted	47,323,253	36,097,405	6,866,839

(1) Includes stock-based compensation as follows:
Cost of revenue	$902	$411	$64
Research and development	4,651	2,419	929
Sales and marketing	7,112	4,121	1,573
General and administrative	5,706	3,301	1,721
Total stock-based compensation	$18,371	$10,252	$4,287
See notes to consolidated financial statements.

AEROHIVE NETWORKS, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(46,195)	$(30,555)	$(33,227)
Unrealized loss on available-for-sale investments, net of tax	(61)	—	—
Comprehensive loss	$(46,256)	$(30,555)	$(33,227)
See notes to consolidated financial statements.

AEROHIVE NETWORKS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2012	26,704,174	$67	6,161,665	$15	$98,580	$(87,107)	—	$11,555
Issuance of Series E convertible preferred stock at $11.0315 per share, net of issuance costs of $56	906,494	2	—	—	9,941	—	—	9,943
Exercise of Series C preferred stock warrants	250,341	—	—	—	692	—	—	692
Reclassification of Series C preferred stock warrants upon exercise	—	—	—	—	1,755	—	—	1,755
Shares issued upon exercise of options	—	—	1,072,661	3	1,166	—	—	1,169
Vesting of common stock from early exercised options	—	—	185,143	—	481	—	—	481
Stock-based compensation	—	—	—	—	4,287	—	—	4,287
Net loss	—	—	—	—	—	(33,227)	—	(33,227)
Balances at December 31, 2013	27,861,009	$69	7,419,469	$18	$116,902	$(120,334)	—	$(3,345)
Cashless exercise of Series A convertible preferred stock warrants	38,724	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock upon exercise of warrants	327,795	—	—	—	907	—	—	907
Reclassification of convertible preferred stock warrants upon exercise	—	—	—	—	3,202	—	—	3,202
Issuance of common stock upon initial public offering, net of issuance costs	—	—	8,625,000	9	74,789	—	—	74,798
Conversion of preferred stock to common stock	(28,227,528)	(69)	28,832,898	18	51	—	—	—
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	611	—	—	611
Shares issued upon exercise of options	—	—	915,563	1	1,720	—	—	1,721
Vesting of common stock from early exercised options	—	—	113,500	—	435	—	—	435
Issuance of common stock upon vesting of RSUs	—	—	187,699	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	—	—	(65,221)	—	(316)	—	—	(316)
Stock-based compensation	—	—	—	—	10,697	—	—	10,697
Net loss	—	—	—	—	—	(30,555)	—	(30,555)
Balances at December 31, 2014	—	$—	46,028,908	$46	$208,998	$(150,889)	—	$58,155
Shares issued upon exercise of options	—	—	678,533	1	1,523	—	—	1,524
Common stock issued under ESPP	—	—	1,226,012	1	5,195	—	—	5,196
Vesting of common stock from early exercised options	—	—	27,000	—	45	—	—	45
Issuance of common stock upon vesting of RSUs	—	—	1,580,206	2	(2)	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	—	—	(523,366)	(1)	(3,157)	—	—	(3,158)
Modification for common stock warrants	—	—	—	—	59	—	—	59
Stock-based compensation	—	—	—	—	18,628	—	—	18,628
Unrealized loss on available for sale investments	—	—	—	—	—	—	(61)	(61)
Net loss	—	—	—	—	—	(46,195)	—	(46,195)
Balances at December 31, 2015	—	$—	49,017,293	$49	$231,289	$(197,084)	(61)	$34,193

See notes to consolidated financial statements.

AEROHIVE NETWORKS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(46,195)	$(30,555)	$(33,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,548	2,349	1,571
Stock-based compensation	18,371	10,252	4,287
Remeasurement of convertible preferred stock warrant liability	—	(90)	2,225
Others	378	178	146
Changes in operating assets and liabilities:
Accounts receivable, net	1,871	(7,115)	(4,859)
Inventories	(2,415)	(1,544)	32
Prepaid expenses and other current assets	(1,275)	(733)	(241)
Other assets	(257)	(98)	26
Accounts payable	5,237	1,295	1,002
Accrued liabilities	3,067	1,563	2,494
Other liabilities	(394)	165	297
Deferred revenue	13,107	15,585	13,867
Net cash used in operating activities	(4,957)	(8,748)	(12,380)
Cash flows from investing activities
Purchases of property and equipment	(2,270)	(2,385)	(2,910)
Capitalized software development costs	(1,913)	(4,364)	—
Maturities and sales of short-term investments	2,498	—	—
Purchases of short-term investments	(49,223)	—	—
Net cash used in investing activities	(50,908)	(6,749)	(2,910)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts	—	80,213	—
Payment of offering costs	—	(4,007)	(1,408)
Net proceeds from issuance of convertible preferred stock	—	—	9,943
Proceeds from exercise of convertible preferred stock warrants	—	907	692
Proceeds from exercise of vested stock options	1,524	1,721	1,169
Proceeds from early exercise of stock options, net of repurchases	—	—	813
Proceeds from employee stock purchase plan	5,196	—	—
Payment for shares repurchased for tax withholdings on vesting of restricted stock units	(3,158)	(316)	—
Proceeds from issuance of debt	10,000	—	10,000
Payments for debt issuance cost	—	—	(481)
Repayments of debt	(10,000)	—	—
Net cash provided by financing activities	3,562	78,518	20,728
Net increase (decrease) in cash and cash equivalents	(52,303)	63,021	5,438
Cash and cash equivalents at beginning of period	98,044	35,023	29,585
Cash and cash equivalents at end of period	$45,741	$98,044	$35,023
Supplemental disclosure of cash flow information
Income taxes paid	$519	$420	$406
Interest paid	$984	$1,428	$540
Supplemental disclosure of noncash investing and financing activities
Conversion of convertible preferred stock warrants to common stock warrants upon IPO	$—	$611	$—
Unpaid property and equipment purchased	$60	$312	$164
Unpaid capitalized software development costs	$94	$439	$—
Reclassification of the convertible preferred stock warrant liability to additional paid-in capital on the exercise of the convertible preferred stock warrants	$—	$3,202	$1,755
Vesting of early exercised stock options	$45	$435	$481
Offering costs for common stock not yet paid	$—	$—	$2,090
Stock-based compensation in capitalized software development	$257	$445	$—
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Aerohive Networks, Inc. was incorporated in Delaware on March 15, 2006, and, together with its subsidiaries (the "Company"), has designed and developed a leading cloud and enterprise Wi-Fi solution that enables our customers to use the power of the Wi-Fi, cloud, analytics and applications to transform how they serve their customers. Our products include Wi-Fi access points, routers and switches required to build an edge-access network; a cloud services platform for centralized management; data collection and analytics; and applications that leverage the network to provide additional capabilities to the business and IT organization. Together, these products, service platforms and applications create a simple, scalable, and secure solution to deliver a better connected experience.
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
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Those estimates and assumptions include, among others, the selling price of product, software and support services, determination of fair value of common stock, preferred stock, preferred stock warrant liabilities, and stock-based awards, inventory valuations, accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions, allowance for sales reserves, allowance for doubtful accounts, and warranty costs. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the consolidated financial statements.
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
The Company sells its products primarily to channel partners, which include value-added resellers, or VARs, and value-added distributors, or VADs. The Company’s accounts receivable are typically unsecured and are derived from revenue earned from customers located in the Americas, Europe, the Middle East and Africa, and Asia Pacific. Sales to foreign customers accounted for 38%, 40% and 39% of total revenue for the year ended December 31, 2015, 2014 and 2013, respectively. The Company performs ongoing credit evaluations to determine customer credit, but generally does not require collateral from its customers. The Company maintains reserves for estimated credit losses and these losses have historically been within management’s expectations.

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
The percentages of revenue from a consolidated group of entities (VAD A) greater than 10% of total consolidated revenue were as follows:

	Year Ended December 31,
	2015	2014	2013
VAD A	13.8%	13.6%	14.1%

The percentages of receivables from VAD A and an individual entity (VAD B) greater than 10% of total consolidated accounts receivable were as follows:

	As of December 31,
	2015	2014
VAD A	18.5%	18.8%
VAD B	11.2%	*

* Less than 10%
Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and long-term debt. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying amount of the Company’s long-term debt approximates its fair value as the stated interest rate approximates market rates currently available to the Company. As of December 31, 2015, the Company has not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
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
Short-Term Investments
The Company classifies all its investments as available-for-sale at the time of purchase since it is management's intent that these investments be available for current operations, and as such, includes these investments as short-term investments on its balance sheets. These investments consist of investments with original maturities longer than three months, including commercial paper, investment-grade corporate and government debt securities with Moody's and S&P ratings of A-/A3 or better. Short-term investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders' equity. Realized gains and losses are recorded in the consolidated statements of operations. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income (expense), net. The Company periodically assesses whether its investments with unrealized loss positions are other than temporarily impaired. Other-than-temporary impairment charges exists when the entity has the intent to sell the security, it will more likely than not be required to sell the security before anticipated recovery or it does not expect to recover the entire amortized cost basis of the security. Other than temporary impairments are determined based on the specific identification method and are reported in the consolidated statements of operations.
Allowance for Doubtful Accounts
Accounts receivable are recorded at invoiced amounts, net of allowances for doubtful accounts, if applicable, and do not accrue interest. The Company evaluates the collectability of its accounts receivable based on known collection risks and historical experience. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings or substantial downgrading of credit ratings), the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records reserves for bad debts based on the length of time the receivables are past due and the Company’s historical experience of collections and write-offs. If circumstances change, such as higher-than-expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations, the Company may reduce the estimate of the recoverability of the amounts due, potentially by a significant amount.
Amounts recorded in the consolidated statement of operations relating to allowance for doubtful accounts were immaterial for the year ended December 31, 2015, 2014, and 2013, respectively.
Inventory
Inventory consists of hardware products and related component parts and is stated at the lower of cost, which approximates actual cost computed on a first-in, first-out basis, or market value. The Company evaluates inventory for excess and obsolete products, based on management’s assessment of future demand and market conditions, and technological obsolescence of its products. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. Inventory write-downs are included as a component of cost of product revenue in the accompanying consolidated statements of operations. For the year ended December 31, 2015, 2014 and 2013, the provisions for excess and obsolete inventories were $0.7 million, $0.3 million and $0.1 million, respectively. The Company uses contract manufacturers to provide manufacturing services for its products.
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
For the year ended December 31, 2015, 2014 and 2013, $1.8 million, $5.2 million and $0.1 million software development costs were capitalized, respectively. The capitalized software development costs include $0.3 million and $0.4 million capitalized stock-based compensation expense for fiscal 2015 and 2014.
In April 2015, the Company completed and launched its next generation cloud services platform, and began to amortize the capitalized software development costs to cost of software subscription and services on a straight-line basis over an estimated useful life of five years. Such internal-use software is included in the software category in property and equipment.
Property and Equipment, net
Property and equipment, including computer and other equipment, laboratory and research and development equipment, purchased software, internal-use software, office furniture and equipment, and construction in progress, are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease term. Depreciation on property and equipment ranges from two to five years.
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
In conducting the impairment test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the qualitative step is not passed, the Company performs a two-step impairment test whereby in the first step, the Company must compare the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying value of the goodwill. Any excess of the goodwill carrying value over the implied fair value is recognized as an impairment loss. No impairment of goodwill was identified during the years ended December 31, 2015, 2014 and 2013.
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
No impairment of any long-lived assets was identified for the years ended December 31, 2015, 2014 and 2013.
Convertible Preferred Stock Warrant Liability
The Company accounts for freestanding warrants to purchase shares of convertible preferred stock as liabilities in the consolidated balance sheets at their estimated fair value because the preferred shares underlying the warrants contain anti-dilution provisions that require the Company to increase the number of common shares into which the preferred shares are convertible upon any future down-round financing. At the end of each reporting period, changes in the estimated fair value of the warrants to purchase shares of convertible preferred stock are recorded in other income (expense), net in the consolidated statements of operations. Changes in estimated fair value of convertible preferred stock warrant liability was immaterial for the year ended December 31, 2014 and was $2.2 million for the year ended December 31, 2013. The Company adjusted the liability for changes in fair value until the completion of the IPO in April 2014. Upon conversion of the underlying preferred stock to common stock, the related warrant liability was remeasured to fair value and the remaining liability was reclassified to additional paid-in capital.
Revenue Recognition
The Company derives revenue from two sources: (i) product, which includes hardware and software revenue, and (ii) software subscription and services, which includes post-contract customer support, or PCS, and software delivered as a service, or SaaS. Revenue is recognized when all of the following criteria are met.
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
The Company’s software subscription and services revenue consists of revenue from SaaS and PCS arrangements. SaaS arrangements with customers do not provide the right to take possession of the software at any time during the hosting period, have a defined contract term, and are recognized ratably over the contract term beginning on the provisioning date of the contract, which is typically one, three or five years. The Company has determined that hardware sold with SaaS arrangements has stand-alone value and therefore has concluded that the hardware represents a separate unit of accounting that is recognized as revenue upon shipment assuming all other revenue recognition criteria are met. PCS arrangements include software updates, access to technical support personnel, and expedited replacement of defective hardware products. Revenue for PCS services is recognized on a straight-line basis over the service contract term, which is typically one, three or five years.
The Company operates a multiple-tier channel distribution model that includes VADs, VARs and direct sales to end-customers (including managed service providers). For sales to VARs and end-customers, the Company recognizes product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is the Company’s practice to identify an end-customer prior to shipment to a VAR. Substantially all of the Company’s sales outside of North America are made through VADs under agreements, which currently allow the VADs to stock of the Company’s products in their inventory and provide price protection or rebates, and limited rights of return for stock rotation. The Company initially defers product revenue on sales made through these VADs and recognizes revenue upon sell-through as the VADs report to the Company.
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
VSOE. The Company determines VSOE based on its historical pricing and discounting practices for the specific products and services when sold separately. In determining VSOE, the Company requires that a substantial majority of the stand-alone selling prices fall within a reasonably narrow pricing range. The Company established VSOE for some of its sales of PCS for both VAD and VAR channels as our pricing is sufficiently concentrated (based on an analysis of separate sales of PCS) to conclude that we can demonstrate VSOE of selling price of PCS.
TPE. When VSOE cannot be established for deliverables in multiple-element arrangements, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for interchangeable products or services when sold separately to similarly situated customers. However, because the Company’s products contain a significant element of proprietary technology and the Company’s solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained.
BESP. When the Company is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service was sold regularly on a stand-alone basis. As the Company has not been able to establish VSOE or TPE for its products and some of its services, the Company determines BESP for the purposes of allocating the arrangement, primarily based on historical transaction pricing. Historical transactions are segregated based on the Company’s pricing model and go-to-market strategy, which include factors such as type of sales channel (VAR, VAD or end-customer), the geographies in which the Company’s products and services were sold (domestic or international) and offering type (product series, software subscriptions and level of support for PCS). The determination of BESP is made through consultation with and approval by management.
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
Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, consulting and accounting fees relating to the IPO, were capitalized before the IPO. Upon the completion of the IPO in 2014, the Company reclassified $5.4 million deferred offering costs to additional paid-in capital.
Warranty Liability
The Company maintains a warranty accrual for estimated future warranty obligations based on unit volumes by hardware product family together with anticipated future warranty costs. The Company’s Wi-Fi access points, branch routers and switches are generally covered by a limited lifetime warranty, and other hardware accessory products are generally covered for a period of one year.
Advertising Costs
Advertising costs are charged to sales and marketing expenses as incurred in the consolidated statements of operations. Advertising expense was immaterial for the fiscal years ended December 31, 2015, 2014 and 2013.
Research and Development Expenses
Research and development costs, other than capitalized software development costs, are charged to operations as incurred and consist primarily of personnel costs (including compensation costs and stock-based compensation), outside services, expensed materials, depreciation and an allocation of overhead expenses (including facilities and information technology infrastructure costs), as well as software development costs incurred prior to the establishment of technological feasibility, such as product certification, travel, depreciation and recruiting.
Comprehensive Income (Loss)
Comprehensive (loss) income consists of all components of net (loss) income and all components of other comprehensive (loss) income within stockholders’ equity. The Company’s other comprehensive (loss) income includes unrealized gains and losses from its available-for-sale securities that are not considered other-than-temporarily impaired, net of taxes.
Stock-Based Compensation
The Company measures compensation expense for all stock-based awards based on the estimated fair values on the date of grant. The Company’s stock-based awards include stock options, restricted stock units (RSU) and purchase rights under the employee stock purchase plan (ESPP). The fair value of each RSU granted is determined using the fair value of the Company’s common stock on the date of the grant. The fair value of each stock option is estimated using the Black-Scholes option pricing model. The fair value of each stock purchase right under the Company's ESPP is calculated based on the closing price of the Company's stock on the date of grant and the value of a call and put option estimated using the Black-Scholes pricing model. The Black-Scholes pricing model requires assumptions including the market value of the Company's common stock, expected term of the award, expected volatility of the price of the Company's common stock, risk-free interest rates, and expected dividend yield.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. In August 2015, the FASB issued ASU 2015-14 to delay the effective date of this standard by one year to December 15, 2017. The standard will be effective for the Company on January 1, 2018. Adoption of the ASUs is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is currently assessing the impact of the ASUs on its consolidated financial statements.
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
In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. We elected to prospectively adopt the accounting standard in the beginning of our fourth quarter of fiscal 2015. Prior periods in our Consolidated Financial Statements were not retrospectively adjusted.

2. FAIR VALUE MEASUREMENTS
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
The Company's financial instruments consist of Level 1 and Level 2 assets as of December 31, 2015 and Level 1 assets as of December 31, 2014. Level 1 assets include highly liquid money market funds that are included in cash and cash equivalents. These instruments are generally classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. Level 2 assets include U.S. treasuries, corporate securities and commercial paper that are included in short-term investments. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets.
    The components of the Company’s cash equivalents and investments are as follows:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets		(in thousands)
Cash equivalents:
Money market funds	$33,436	$—	$—	$33,436
Total cash equivalents	$33,436	$—	$—	$33,436
Short-term investments:
U.S. treasuries	$—	$15,967	$—	$15,967
Corporate securities	$—	$23,639	$—	$23,639
Commercial paper	$—	$6,987	$—	$6,987
Total short-term marketable securities	$—	$46,593	$—	$46,593
Total assets measured at fair value	$33,436	$46,593	$—	$80,029

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets	(in thousands)
Money market funds	$80,240	$—	$—	$80,240
The Company had no Level 3 financial liability for the years ended December 31, 2015 and 2014. Before the IPO, the Company had convertible preferred stock warrant liabilities, which was classified as Level 3 financial liability. In connection with the conversion of convertible preferred stock warrants to common stock warrants upon the completion of the IPO, $0.6 million convertible preferred stock warrant liability was reclassified to additional paid-in capital in stockholders’ equity (deficit), and does not require fair value measurement. A summary of changes in the fair value of convertible preferred stock warrants for the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31
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

3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
As of December 31, 2014, the Company's cash equivalents include money market funds. The Company had no short-term investments as of December 31, 2014. As of December 31, 2015, cash equivalents and short-term investments consist of:

	Amortized	Gross Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
	(in thousands)
Classified as current assets:
Cash equivalents:
Money market funds	33,436	—	33,436
Total cash equivalents	33,436	—	33,436
Short-term investments:
U.S. treasuries	15,988	(21)	15,967
Corporate securities	23,679	(40)	23,639
Commercial paper	6,987	—	6,987
Total short-term investments	46,654	(61)	46,593
Total cash equivalents and short-term investments	$80,090	$(61)	$80,029
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of December 31, 2015.
The following table summarizes the contractual maturities of investments:

	As of December 31, 2015
	Amortized Cost	Fair Value
	(in thousands)
Contractual maturity
Due within one year	$46,654	$46,593
Total	46,654	46,593
4. CONSOLIDATED BALANCE SHEET COMPONENTS
Inventory
Inventory consists of the following:

	As of December 31,
	2015	2014
	(in thousands)
Components, including raw materials	$41	$63
Finished goods	10,734	8,297
Total inventory	$10,775	$8,360
Property and Equipment, net
Property and equipment, net consists of the following:

		As of December 31,
	Estimated Useful Lives	2015	2014
		(in thousands)
Computer and other equipment	3 years	$1,704	$1,822
Manufacturing, research and development laboratory equipment	3 years	4,476	3,741
Software	2 to 5 years	8,470	1,882
Office furniture and equipment	3 years	1,041	761
Leasehold improvements	2 to 5 years	614	532
Construction in progress		—	5,459
Property and equipment, gross		16,305	14,197
Less: Accumulated depreciation and amortization		(7,149)	(5,335)
Property and equipment, net		$9,156	$8,862
Construction in progress primarily represents the capitalization of development costs incurred by the Company during the application development stage of the Company’s cloud services platform. In April 2015, the Company completed and launched the next generation of its cloud services platform, and began to amortize these capitalized costs to cost of software subscription and services revenue on a straight-line basis over an estimated useful life of the software of five years. As of December 31, 2015, such internal-use software is included in the software category.
Depreciation and amortization expense was $3.5 million, $2.2 million and $1.4 million for the year ended December 31, 2015, 2014 and 2013, respectively.
Accrued Liabilities
Accrued liabilities consist of the following:

	As of December 31,
	2015	2014
	(in thousands)
Accrued compensation	$9,410	$7,090
Accrued expenses and other liabilities	1,801	1,806
Warranty liability, current portion	645	285
Total accrued liabilities	$11,856	$9,181
Deferred Revenue
Deferred revenue consists of the following:

	As of December 31,
	2015	2014
	(in thousands)
Products	$3,199	$3,886
Software subscription and services	56,063	42,269
Total deferred revenue	59,262	46,155
Less: current portion of deferred revenue	27,893	22,014
Non-current portion of deferred revenue	$31,369	$24,141
Warranty Liability

The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty:

	As of December 31,
	2015	2014	2013
	(in thousands)
Beginning balance	$891	$923	$707
Charges to operations	1,079	536	505
Obligations fulfilled	(578)	(557)	(289)
Changes in existing warranty	(414)	(11)	—
Total product warranties	$978	$891	$923
Current portion	$645	$285	$249
Non-current portion	$333	$606	$674
Changes in existing warranty reflect a combination of changes in expected warranty claims and changes in the related costs to service such claims.

5. DEBT
Financing Agreements
In June 2012, the Company entered into a revolving credit facility with Silicon Valley Bank (the revolving credit facility) for a principal amount of up to $10.0 million, with a sublimit of $3.0 million for borrowings guaranteed by the Export-Import Bank of the United States. The revolving credit facility is collateralized by substantially all of the Company’s property, other than intellectual property. Prior to March 31, 2015, the revolving credit facility bore monthly interest at a floating rate equal to the greater of (i) 4.00% or (ii) prime rate plus 0.75%. By amendment in March 2015, interest on the credit facility adjusted as of March 31, 2015 to a floating rate equal to the lesser of (i) LIBOR rate plus 2.25% or (ii) prime rate minus 0.5%. In November 2015, the Company further amended the revolving credit facility to revise the floating interest rate to the lesser of (i) LIBOR rate plus 1.75% or (ii) prime rate minus 1.0%, which is effective January 1, 2016.
The revolving credit facility currently provides among other things, (i) a maturity date of March 31, 2017; (ii) no sublimit for borrowings guaranteed by the Export-Import Bank; and (iii) a revolving line up to $20.0 million, subject to certain conditions.
The revolving credit facility contains customary negative covenants which, unless approved by SVB, limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate, as well as requiring the Company to maintain a minimum adjusted quick ratio of 1.25 to 1.00 and minimum cash balances as of the last day of each month. The revolving credit facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and inaccuracy of representation and warranties. Upon an event of default, the lender may declare all or a portion of the outstanding obligations payable by the Company to be immediately due and payable and exercise other rights and remedies provided for under the credit facility. During the existence of an event of default, interest on the obligations under the credit facility could be increased by 5.0%. As of December 31, 2015 and December 31, 2014, the Company was in compliance with these covenants.
As of December 31, 2015, $20.0 million remains outstanding under the revolving credit facility.
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
Debt Repayment Commitments

As of December 31, 2015, the amount of future principal and interest repayments due on the Company's short term and long term debts is as follows:

Year Ending December 31,	Interest on Debt	Long Term Debt	Total
	(in thousands)
2016	$500	$20,000	$20,500
2017	125	—	125
	$625	$20,000	$20,625

6. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases its main office facility in Sunnyvale, California, which is set to expire in September 2016. In addition, the Company leases office space for its subsidiaries in the United Kingdom, the Netherlands and China under non-cancelable operating leases that expire at various times through May 2017. The Company has also entered into various lease agreements in other locations in the United States and globally to support its sales and research and development functions. The Company recognizes rent expense on a straight-line basis over the lease period. Future minimum lease payments by year under operating leases as of December 31, 2015 are as follows:

Amount
Year Ending December 31,	(in thousands)
2016	$2,025
2017	101
Total	$2,126
Rent expense was $2.5 million, $2.1 million and $1.7 million for the year ended December 31, 2015, 2014 and 2013, respectively.
Manufacturing Commitments
The Company subcontracts with manufacturing companies to manufacture its hardware products. The contract manufacturers procure components based on non-cancellable orders placed by the Company. If the Company cancels all or part of an order, the Company is liable to the contract manufacturers for the cost of the related components purchased under such orders.
As of December 31, 2015 and December 31, 2014, the Company had manufacturing commitments with contract manufacturers for inventory totaling approximately $14.0 million and $8.0 million, respectively.
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

•
Linex Technologies, or Linex, filed on March 19, 2013 a Complaint in the U.S. District Court, Southern District of Florida, asserting that some or all of the Company’s products infringe U.S. Patents #6,493,377, or the ‘377 Patent, and #7,167,503, or the ’503 Patent. The Company filed an answer and counterclaims for declaratory judgment against Linex asserting that the Company’s products do not infringe the ‘377 and ‘503 Patents, and that the ‘377 and ‘503 Patents are, in any case, invalid and not enforceable. The Company separately filed with the PTO petitions to initiate reexamination of the ‘377 and ‘503 Patents, which the PTO granted. In the PTO reexaminations, all claims under the ‘377 Patent are currently rejected and Linex has appealed the final rejections of the claims, and the petition regarding the claims subject to the ‘503 Patent is still pending. This case is currently stayed pending the reexaminations.

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

The Company is also currently in litigation asserting claims under federal securities laws.
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

In October 2015, the Company resolved the pending action brought by JSDQ Mesh Technologies LLC, filed in June 2015 in the U.S. District Court, District of Delaware, asserting that certain of the Company’s products which utilize a so-called wireless mesh transmission feature infringe United States Patent Nos. 7,286,828, 7,916,648, RE43,675 and RE44,607. The complaint also named one of the Company’s customers as a co-defendant. The amount of the Company’s settlement payment regarding this matter was not material.
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

7. STOCKHOLDERS' EQUITY
Initial Public Offering and Conversion of Convertible Preferred Stock
Prior to the closing of the Company's IPO on April 2, 2014, the Company had outstanding 5,680,096 shares designated as Series A convertible preferred stock, 4,929,749 shares designated as Series B convertible preferred stock, 9,052,344 shares designated as Series C convertible preferred stock, 5,619,234 shares designated as Series D convertible preferred stock, and 2,946,105 shares designated as Series E convertible preferred stock.
In April 2014, the Company completed its initial public offering (“IPO”), in which the Company issued 8,625,000 shares of the Company's common stock, inclusive of 1,125,000 shares of common stock sold upon the underwriters' exercise in full of the overallotment option, at an offering price of $10.00 per share. The Company received proceeds of $80.2 million after deducting the underwriters’ discounts and commissions of $6.0 million. Upon completion of the IPO, the Company reclassified $5.4 million deferred offering costs to additional paid-in capital.
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

Each holder of common stock is entitled to one vote for each share of common stock held.    As of December 31, 2015 and 2014, the Company had 49,017,293 and 46,028,908 of common stock issued and outstanding, respectively. As of December 31, 2015 and 2014, the Company had no shares of preferred stock issued or outstanding.
Common Stock reserved for Future Issuance
As of December 31, 2015 and 2014, the Company had, on an as-if converted basis, reserved shares of common stock for future issuance as follows:

	As of December 31,
	2015	2014
Common stock reserved for future grants under the Equity Incentive Plan	5,017,525	2,259,230
Reserved under 2014 Employee Stock Purchase Plan	1,804,669	800,000
Options and Restricted Stock Units issued and outstanding	10,589,268	9,776,124
Common stock subject to repurchase	—	27,000
Warrants to purchase common stock	73,883	107,876
Total reserved shares of common stock for future issuance	17,485,345	12,970,230
Common Stock Warrants
Upon the closing of the Company’s IPO on April 2, 2014, all of the outstanding 103,034 shares of convertible preferred stock warrants automatically converted into an aggregate of 107,876 shares of common stock warrants on a 1:1.1228 basis for Series B convertible preferred stock warrants, and on a 1:1 basis for Series C and Series E convertible preferred stock warrants, as a result of which the Company reclassified the related liability ($0.6 million carrying value) to additional paid-in capital in stockholders’ equity.
On February 27, 2015, in connection with the amendment of the Company's loan agreement with TriplePoint Capital LLC, the Company provided TriplePoint Capital LLC a term extension of one additional year for its common stock warrants to purchase 73,883 shares of its common stock that were scheduled to expire on March 27, 2015. In March 2015, 33,993 shares of common stock warrants expired.

As of December 31, 2015, 44,280 shares and 29,603 shares of the Company's common stock warrants remained outstanding and exercisable at exercise prices of $4.057 and $2.768 per share. The common stock warrants expire in March 2016.
8. STOCK-BASED COMPENSATION
2014 Equity Incentive Plan
On March 26, 2014, the Company's 2014 Equity Incentive Plan (2014 Plan) became effective. On March 27, 2014, the Company's earlier 2006 Global Share Plan (2006 Plan) was terminated and all reserved but unissued shares under the 2006 Plan were added to the 2014 Plan and all shares underlying stock awards granted under the 2006 Plan that otherwise would return to the 2006 Plan instead were rolled into the 2014 Plan. The Company may not grant additional awards under the 2006 Plan, but the 2006 Plan will continue to govern outstanding awards previously granted under it.
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
In January 2015, the Company effected an increase of the 2,306,812 number of shares reserved under the 2014 Plan. In May 2015, the Company’s stockholders approved an increase of 3,000,000 shares reserved under the 2014 Plan. As of December 31, 2015, the Company had 5,017,525 total shares of common stock reserved and available for grant under the 2014 Plan. On the first day of each fiscal year beginning January 1, 2016 through January 1, 2024, the number of shares of common stock reserved for issuance under the 2014 Plan may increase by an amount equal to the lesser of (i) 4,000,000 Shares, (ii) 5% of the Company’s outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the board of directors.
The following table summarizes the total number of shares available for grant under the 2014 Plan as of December 31, 2015:

Shares Available for Grant

Balance, December 31, 2014	2,259,230
Authorized	5,306,812
Options granted	(1,759,063)
Options canceled	1,375,261
Awards granted	(3,318,015)
Awards canceled	1,153,300
Balance, December 31, 2015	5,017,525
Stock Options
The following table summarizes the information about outstanding stock option activity:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2014	6,837,893	$5.71	7.39	$8,004
Options granted	1,759,063	6.87
Options exercised	(678,533)	2.25
Options canceled	(1,375,261)	7.25
Balance, December 31, 2015	6,543,162	$6.05	7.03	$6,570
Options exercisable, December 31, 2015	3,252,497	$4.33	5.74	$6,160
Options vested and expected to vest, December 31, 2015	6,145,853	$5.95	6.93	$6,548
The weighted average grant date fair value of options granted was $3.42, $5.01 and $4.86 per share for the year ended December 31, 2015, 2014 and 2013, respectively. The aggregate grant date fair value of the Company's stock options granted was $6.0 million, $6.2 million and $17.5 million for the year ended December 31, 2015, 2014 and 2013, respectively.
The aggregate intrinsic value of stock options exercised was $2.4 million, $6.7 million and $7.9 million for the year ended December 31, 2015, 2014 and 2013, respectively. The intrinsic value represents the difference between option exercise prices and (i) the estimated fair value of the Company’s common stock, prior to the IPO, (ii) or the closing stock price of the Company’s common stock, following the IPO.
The stock options outstanding and exercisable under its stock option plan as of December 31, 2015, are as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price per Share	Number of Options Exercisable	Weighted Average Exercise Price per Share

$0.08 - $1.83	1,080,321	4.52	$1.00	1,077,605	$1.00
$2.05 - $5.61	918,658	7.19	2.90	584,886	2.15
$6.00	1,182,285	5.66	6.00	907,365	6.00
$6.09 - $6.85	245,000	9.60	6.28	—	—
$7.15	1,175,624	9.03	7.15	156,240	7.15
$7.48 - $11.31	1,941,274	7.64	9.68	526,401	9.87
	6,543,162	7.03	$6.05	3,252,497	$4.33
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
The following is a summary of the Company’s RSU activity and related information for the year ended December 31, 2015:

	Restricted Stock Units Outstanding
	Shares	Weighted Average Grant Date Fair Value Per Share

Balance, December 31, 2014	2,938,231	$7.03
Awards granted	3,318,015	6.45
Awards vested	(1,580,206)	$7.15
Awards canceled	(629,934)	$7.13
Balance, December 31, 2015	4,046,106	$6.49

The weighted average grant date fair value of RSUs granted was $6.45 and $7.16 per share for the year ended December 31, 2015 and 2014, respectively. The aggregate grant date fair value of RSUs granted for the year ended December 31, 2015 and 2014 was $21.4 million and $23.5 million, respectively. The aggregate fair value of shares vested as of the respective vesting dates, was $9.6 million and $0.9 million, respectively, for the year ended December 31, 2015 and 2014. No RSUs were granted and vested for the years ended December 31, 2013.
The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. During the year ended December 31, 2015 and 2014, the Company withheld 523,366 and 65,221 shares of stock, respectively, for an aggregate value of $3.2 million and $0.3 million, respectively, from employees upon the vesting of their RSUs to satisfy the minimum statutory tax withholding requirement. Such shares were returned to the Company’s 2014 Equity Incentive Plan and are available under the plan terms for future issuance.
2014 Employee Stock Purchase Plan
The 2014 Employee Stock Purchase Plan (ESPP) is a ten-year plan, effective in March 2014. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees of the Company and its designated subsidiaries. In January 2015, the Company effected an increase of 230,681 the number of shares reserved under the ESPP. In May 2015, the Company’s stockholders approved increasing by 2,000,000 the number of shares reserved under the ESPP. As of December 31, 2015, the Company had 1,804,669 total shares of common stock reserved for issuance under the ESPP. Under the ESPP, on the first day of each of fiscal years 2016 and 2017, the number of shares of common stock reserved and available for issuance may increase in an amount equal to the lesser of (i) 1,000,000 Shares, (ii) 2.0% of the Company’s outstanding shares on the first day of the applicable fiscal year, or (iii) such number of shares determined by the board of directors. Beginning fiscal year 2018 through fiscal year 2023, the number of shares of common stock reserved for issuance may increase in an amount equal to the lesser of (i) 1,000,000 shares, (ii) 1.0% of the Company’s outstanding shares on the first day of the applicable fiscal year, or (iii) such number of shares determined by the board of directors.
Under the ESPP, the Company grants stock purchase rights to all eligible employees, currently covering a two-year offering period, with purchase dates at the end of each interim six-month purchase period. Shares are purchased using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The ESPP has a reset provision. If the closing price of the Company’s common stock on the last day of any purchase period during an offering period is lower than the closing sales price on the first day of the related offering period, the reference price for purposes of determining the purchase price of shares for subsequent purchase periods in the applicable offering period will be reset to such lower price. No participant may purchase more than $25,000 worth of common stock in any calendar year, or 5,000 shares of common stock in any six-month purchase period. For the year ended December 31, 2015, 1,226,012 shares of common stock were purchased under the ESPP at a weighted average purchase price of $4.24 per share. No shares were issued under the ESPP for the year ended December 31, 2014.
Determination of Fair Values
The Company determines the expected term of employee stock options using the simplified method as provided by the Securities and Exchange Commission. The simplified method is presumed to be the average of the time-to-vesting and the contractual life of the options. The expected term of ESPP is based on the contractual terms. Since the Company has not had sufficient public trading history of its common stock, the expected volatility is derived from the historical stock volatilities of the common stock of several publicly traded comparable companies over a period approximately equal to the expected term of the expected life of the options. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for zero-coupon U.S. treasury notes with maturities equal to the option's expected term. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to do so.
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
Weighted average assumptions for the Company's stock options granted were as follows:

	Year Ended December 31,
	2015	2014	2013
Stock options:
Expected term (in years)	6.04	5.56	5.99
Expected volatility	51%	49%	54%
Risk free interest rate	1.75%	1.85%	1.48%
Dividend rate	—	—	—
Weighted average assumptions used to value employee stock purchase rights under the Black-Scholes model were as follows:

Year Ended December 31,
	2015	2014
ESPP purchase rights:
Expected term (in years)	0.5 - 2.00	0.68 - 2.00
Expected volatility	35% - 55%	35% - 40%
Risk free interest rate	0.07% - 0.51%	0.08% - 0.49%
Dividend rate	—	—
Stock-based Compensation Expense
The total stock-based compensation the Company recognized for stock-based awards in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of revenue	$902	$411	$64
Research and development	4,651	2,419	929
Sales and marketing	7,112	4,121	1,573
General and administrative	5,706	3,301	1,721
Total stock-based compensation	$18,371	$10,252	$4,287
The following table presents stock-based compensation expense by award-type:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Stock Options	$4,733	$5,780	$4,287
Restricted Stock Units	11,652	3,188	—
Employee Stock Purchase Plan	1,986	1,284	—
Total stock-based compensation	$18,371	$10,252	$4,287

As of December 31, 2015, unrecognized stock-based compensation related to outstanding stock options, RSUs and ESPP purchase rights, net of estimated forfeitures, was $9.4 million, $20.3 million and $2.3 million, respectively, which the Company expects to recognize over weighted-average periods of 2.61 years, 2.77 years and 0.92 years, respectively. For the year ended December 31, 2015 and 2014, the Company capitalized $0.3 million and $0.4 million stock-based compensation expense to internal-use cloud services platform. There was no capitalized stock-based compensation expense for the year ended 2013.
9. NET LOSS PER SHARE
The Company calculates basic and diluted net loss per share of common stock allocable to common stockholders by dividing the net loss allocable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock, since the effects of potentially dilutive securities are antidilutive. Upon completion of the IPO on April 2, 2014, all outstanding convertible preferred stock were converted to common stock and were included in the weighted average number of common shares used to compute net loss per share from the conversion date.
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
The following table presents the computation of basic and diluted net loss per share allocable to common stockholders:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except for share and per share data)
Numerator:
Net loss	$(46,195)	$(30,555)	$(33,227)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	47,323,253	36,097,405	6,866,839
Net loss per share:
Basic and diluted	$(0.98)	$(0.85)	$(4.84)
The following period-end outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2015	2014	2013
Shares of common stock issuable under the Equity Incentive Plan	10,589,268	9,776,124	8,198,074
Common stock subject to repurchase	—	27,000	140,500
Common stock issuable upon exercise of warrants	73,883	107,876	477,050
Employee Stock Purchase Plan	133,113	106,184	—
Convertible preferred stock	—	—	28,466,379
Total	10,796,264	10,017,184	37,282,003
10. INCOME TAXES

The geographical breakdown of the Company’s loss before income taxes for the year ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Domestic	$(39,635)	$(23,663)	$(26,461)
Foreign	(6,208)	(6,451)	(6,340)
Loss before income Taxes	$(45,843)	$(30,114)	$(32,801)
The components of the income tax provision are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current:
State	$(39)	$93	$12
Federal	—	—	—
Foreign	638	337	375
Total current	$599	$430	$387
Deferred:
State	$—	$(1)	$6
Federal	12	12	33
Foreign	(259)	—	—
Total deferred	$(247)	$11	$39
Total income tax provision	$352	$441	$426
The Company has intercompany services agreements with its subsidiaries located in the United Kingdom and China, which require payment for services rendered by these subsidiaries at an arm’s-length transaction price. The foreign tax expense represents foreign income tax payable by these subsidiaries on profit generated on intercompany services agreements.
Undistributed earnings of our foreign subsidiaries were approximately $7.9 million, $4.1 million and $2.7 million as of December 31, 2015, 2014 and 2013, respectively, and are considered to be permanently reinvested outside of the United States, and no U.S. income taxes have been provided for on these earnings.

The reconciliation of federal statutory income tax provision to the Company’s effective income tax provision is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
U.S. federal taxes at statutory tax rate	$(15,587)	$(10,239)	$(11,152)
State taxes, net of federal benefit	(26)	61	12
Change in valuation allowance	12,309	6,662	7,624
Foreign tax rate differential	2,752	2,509	2,530
Warrant revaluation	—	(31)	757
Stock-based compensation	1,775	2,025	1,198
Tax credits	(785)	(627)	(906)
Other	(86)	81	363
Provision for income taxes	$352	$441	$426
Foreign tax rate differential is primarily due to losses incurred in foreign jurisdictions that are subject to tax rates that are lower than the United States tax rate.
The tax effects of temporary differences that give rise to significant components of our deferred tax assets for federal and state income taxes are as follows:

	As of December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	40,357	36,626
Research and development credits	5,192	4,720
Accruals and reserves	3,044	1,304
Deferred revenue	10,068	3,558
Stock-based compensation	2,290	1,510
Other	440	276
Gross deferred tax assets	61,391	47,994
Valuation allowance	(58,838)	(47,992)
Total deferred tax assets	$2,553	$2
Deferred tax liabilities:
internally developed software	$(2,303)	$—
Goodwill	$(63)	$(52)
Gross deferred tax liabilities	$(2,366)	$(52)
Net deferred tax asset (liabilities)	$187	$(50)
Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on the Company’s history of losses, management has determined it cannot conclude that it is more likely than not that the deferred tax assets will be realized, and accordingly has placed a valuation allowance on the net deferred tax assets. The Company recorded a valuation allowance of $58.8 million and $48.0 million against its deferred tax assets as of December 31, 2015 and 2014.
The undistributed earnings from the Company’s foreign subsidiaries are not subject to a U.S. tax provision because it is management’s intention to permanently reinvest such undistributed earnings outside of the United States. The Company evaluates its circumstances and reassesses this determination on a periodic basis. As of December 31, 2015, the determination of the unrecorded deferred tax liability related to these earnings was immaterial. If circumstances change and it becomes apparent that some or all of the undistributed earnings of the Company’s foreign subsidiaries will be remitted in the foreseeable future, the Company will be required to recognize a deferred tax liability on those amounts.

The net operating loss and tax credit carryforwards as of December 31, 2015, are as follows:

	Amount	Year Begin to Expire
	(in thousands)
Net operating losses, federal	105,972	2026
Net operating losses, state	79,832	2016
Research and development credits, federal	4,360	2026
Research and development credits, state	4,934	No expiration
Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (“Code”), and similar state provisions. The annual limitation may result in the expiration of net operation losses and credits before utilization. The Company completed an analysis under Sections 382 and 383 of the Code through the year ended December 31, 2015 and determined that an ownership change, as defined under Sections 382 and 383 of the Code, has not occurred. Future ownership changes may limit our ability to utilize our net operating loss and credit carryforwards.
Uncertain Tax Positions
The following is a reconciliation of the beginning and ending amount of the Company’s total gross unrecognized tax benefit liabilities:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Gross unrecognized tax benefit - beginning balance	$2,539	$1,797	$940
Increases related to tax positions from prior years	—	—	172
Increases related to tax positions taken during current year	777	742	685
Gross unrecognized tax benefit - ending balance	$3,316	$2,539	$1,797
The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. During the year ended December 31, 2015, 2014 and 2013, the Company accrued an insignificant amount of interest and penalties related to unrecognized tax benefits.
The Company’s total unrecognized tax benefit, if recognized, would affect its effective tax rate by $0.07 million. The remainder of the unrecognized tax benefits would be offset by a change in the valuation allowance. While it is often difficult to predict the final outcome of any particular uncertain tax position, the Company does not believe that the amount of unrecognized tax benefits will change significantly in the next 12 months.
The Company files income tax returns in the U.S. federal, various U.S. state and foreign tax jurisdictions. The Company is subject to U.S. federal and various state income tax examinations for the 2006 through 2015 calendar tax years.
Fiscal years outside the normal statutes of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. The Company is not currently being audited in any jurisdiction.
Tax attributes related to stock option windfall deductions are not recorded until they result in a reduction of cash tax payable. Our federal and state net operating losses from windfall deductions were excluded from our deferred tax asset balance as of December 31, 2015. As of December 31, 2015, the benefit of the federal and state net operating loss deferred tax assets of $0.9 million and $0.04 million, respectively, will be recorded to additional paid-in capital when they reduce cash tax payable.

11. SEGMENT INFORMATION
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

The following table represents the Company's revenue based on the billing address of the respective VAR or the VAD:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Americas	$97,811	$86,946	$69,796
Europe, Middle East and Africa	40,876	36,317	27,864
Asia Pacific	12,972	14,029	9,475
Total revenues	$151,659	$137,292	$107,135
     Included within Total Americas in the above table is revenue from sales in the United States of $93.7 million, $82.0 million and $64.9 million during the years ended December 31, 2015, 2014 and 2013, respectively. Aside from the United States, no country comprised 10% or more of the Company's total revenue for the years ended December 31, 2015, 2014 and 2013.
Property and equipment, net by location is summarized as follows:

	As of December 31,
	2015	2014
	(in thousands)
United States	$7,561	$7,519
People's Republic of China	1,360	1,246
United Kingdom	235	97
Total property and equipment, net	$9,156	$8,862
12. SUBSEQUENT EVENTS
On January 1, 2016, the Company authorized an increase of approximately 2.5 million shares of common stock reserved for issuance under the 2014 Equity Incentive Plan, and an increase of approximately 1.0 million shares of common stock reserved for issuance under the 2014 Employee Stock Purchase Plan. The increases had been approved by the Company’s board of directors pursuant to the “evergreen” provisions of the respective plans.
In January 2016, the Company lent $1.5 million in cash in form of a convertible promissory note issued by a privately held company which provides Wi-Fi services and applications. The contractual maturity date of the convertible promissory note is the two-year anniversary of the initial closing of the note financing. Repayment of the convertible promissory note is subject to change upon the occurrence of certain events. The Company has no significant influence over the privately held company.
In January 2016, the Company entered into an eighth amendment of its revolving credit facility with Silicon Valley Bank, to amend the definition of Permitted Investments to allow for repurchases by the Company of its stock, including through public market purchases and private purchase transactions with third parties.
In February 2016, the Company announced a stock repurchase program of up to $10 million, with stock purchases made from time to time in compliance with applicable securities laws in the open market or in privately negotiated transactions. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements and capital availability. The authorization does not require the purchase of any minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice.  Unless modified, or earlier suspended or discontinued, the authorization will expire as of June 30, 2017, without further action of the Company.
In February 2016, the Company entered an agreement with a lessee for the sublease of approximately 72,500 square feet of commercial office space located in Milpitas, California. The sublease agreement is subject to the consent of the landlord, as provided under its master lease agreement with the lessee, as well as certain other conditions to the Company’s right of occupancy. Once effective, the sublease agreement and the Company’s occupancy of the new facility would extend to June 30, 2023 and be subject to certain continuing conditions and obligations under the master lease. The Company intends to use the new facility as its U.S. headquarters, and consolidate existing operations in the San Francisco Bay Area into this facility.

13. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA
The following table sets forth the Company’s consolidated statements of operations data for the eight quarters ended December 31, 2015. This unaudited quarterly information has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data.

	Three Months Ended
	Dec 31, 2015	Sept 30, 2015	June 30, 2015	March 31, 2015	Dec 31, 2014	Sept 30, 2014	June 30, 2014	March 31, 2014
	(In thousands)
Revenue:
Product	$38,920	$36,130	$30,751	$20,480	$31,149	$30,776	$33,721	$24,861
Software subscription and services	7,306	6,650	6,085	5,337	5,031	4,550	3,833	3,371
Total revenue	46,226	42,780	36,836	25,817	36,180	35,326	37,554	28,232
Cost of revenue:
Product	12,362	11,707	9,619	6,808	10,159	9,764	10,560	7,882
Software subscription and services	2,857	2,686	2,526	1,828	1,717	1,678	1,639	1,366
Total cost of revenue	15,219	14,393	12,145	8,636	11,876	11,442	12,199	9,248
Gross profit	31,007	28,387	24,691	17,181	24,304	23,884	25,355	18,984
Operating expenses:
Research and development	10,433	10,098	8,883	7,510	7,031	7,544	6,833	6,138
Sales and marketing	21,409	22,083	20,804	18,770	18,728	18,056	19,011	16,569
General and administrative	6,638	7,212	6,206	6,247	5,984	5,224	5,135	4,837
Operating loss	(7,473)	(11,006)	(11,202)	(15,346)	(7,439)	(6,940)	(5,624)	(8,560)
Interest income	54	21	19	14	18	10	8	1
Interest expense	(142)	(140)	(173)	(754)	(461)	(458)	(459)	(465)
Other income (expense), net	72	59	19	135	101	95	(58)	117
Loss before income taxes	(7,489)	(11,066)	(11,337)	(15,951)	(7,781)	(7,293)	(6,133)	(8,907)
Income tax provision	70	(215)	(99)	(108)	(205)	(81)	(135)	(20)
Net loss	$(7,419)	$(11,281)	$(11,436)	$(16,059)	$(7,986)	$(7,374)	$(6,268)	$(8,927)
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February 2016.

AEROHIVE NETWORKS, INC.

By:	/s/ David K. Flynn
David K. Flynn
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David K. Flynn and John Ritchie and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David K. Flynn	President, Chief Executive Officer and Chair of the Board (Principal Executive Officer)	__________, 2016
David K. Flynn

/s/ John Ritchie	Chief Financial Officer (Principal Accounting and Financial Officer)	__________, 2016
John Ritchie

/s/ Remo Canessa	Director	__________, 2016
Remo Canessa

/s/ Curt Garner	Director	__________, 2016
Curt Garner

/s/ Krishna ‘Kittu’ Kolluri	Director	__________, 2016
Krishna ‘Kittu’ Kolluri

/s/ Changming Liu	Director	__________, 2016
Changming Liu

/s/ Frank J. Marshall	Director	__________, 2016
Frank J. Marshall

/s/ John Gordon Payne	Director	__________, 2016
John Gordon Payne

/s/ Conway 'Todd' Rulon-Miller	Director	__________, 2016
Conway 'Todd' Rulon-Miller

/s/ Christopher J. Schaepe	Director	__________, 2016
Christopher J. Schaepe

EXHIBIT INDEX

Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

3.1	Eighth Amended and Restated Certificate of Incorporation of the Company, as amended, as currently in effect.	10-Q	001-36355	05/13/14	3.1
3.2	Amended and Restated Bylaws of the Company.	10-Q	001-36355	05/13/14	3.2
4.1	Fourth Amended and Restated Investors’ Rights Agreement, dated as of August 23, 2012, by and among the Company and certain of its stockholders, as amended on June 25, 2013 and August 23, 2013.	S-1	333-193939	02/13/14	4.1
4.2	Form of Warrant issued by the Company to certain investors.	S-1	333-193939	02/13/14	4.2
4.3	Series B Warrant issued by the Company to TriplePoint Capital, LLC, dated March 27, 2008.	S-1	333-193939	02/13/14	4.3
4.3	Series C Warrant Issued by the Company to TriplePoint Capital, LLC, dated October 9, 2009.	S-1	333-193939	02/13/14	4.4
4.4	Series E Warrant issued by the Company to Triple Point Capital, LLC, dated August 23, 2013.	S-1	333-193939	02/13/14	4.5
4.5	Extension Letter for Series B Warrant and Series C Warrant, dated as of February 19, 2015, between the Company and TriplePoint Capital, LLC.	10-K	001-36355	03/17/15	4.5
4.6	Extension Letter for Series E Warrant, dated as of February 19, 2015, between the Company and TriplePoint Capital, LLC.	10-K	001-36355	03/17/15	4.6
4.7	Specimen common stock certificate of the Company.	S-1	333-193939	02/13/14	4.6
10.1+	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	S-1	333-193939	02/13/14	10.1
10.2+	2006 Global Share Plan, as amended, and forms of agreements thereunder.	S-1/A	333-193939	03/17/14	10.2
10.3+	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-193939	03/17/14	10.3
10.4+	2014 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	333-193939	03/17/14	10.4
10.5+	Offer Letter, dated January 16, 2007, by and between the Company and David K. Flynn.	S-1	333-193939	02/13/14	10.5
10.6+	Offer Letter, dated December 31, 2012, by and between the Company and Gordon C. Brooks.	S-1	333-193939	02/13/14	10.6
10.7+	Offer Letter dated July 26, 2012, by and between the Company and Dean Hickman-Smith.	S-1	333-193939	02/13/14	10.7
10.8+	Offer Letter, effective December 11, 2012, by and between the Company and Steve Debenham.	S-1	333-193939	02/13/14	10.8
10.9+	Offer Letter, dated August 20, 2013, by and between the Company and David Greene.	S-1	333-193939	02/13/14	10.9
10.10+	Offer Letter, dated April 1, 2015, by and between the Company and Tom Wilburn.	10-Q	001-36355	08/12/15	10.3

10.11+	Offer Letter dated August 27, 2015 by and between the Company and John Ritchie.	8-K	001-36355	11/09/15	10.1
10.12+	Form of Separation and Change in Control Severance Agreement, entered into by and between the Company and certain executive officers.	S-1	333-193939	02/13/14	10.10
10.13+	Form of Amendment to Separation and Change in Control Agreement, entered into by and between the Company and certain executive officers.	10-K	001-36355	03/17/15	10.11
10.14+	Separation and Change in Control Severance Agreement, effective as of October 1, 2013, by and between the Company and David K. Flynn.	S-1	333-193939	02/13/14	10.11
10.15+	Separation and Change in Control Severance Agreement, effective as of October 1, 2013, by and between the Company and Steve Debenham.	S-1	333-193939	02/13/14	10.12
10.16+	Separation and Change in Control Severance Agreement, effective as of October 1, 2013, by and between the Company and David Greene.	S-1	333-193939	02/13/14	10.13
10.17+	Separation and Change in Control Severance Agreement, effective as of October 1, 2013, by and between the Company and Gordon C. Brooks.	S-1	333-193939	02/13/14	10.14
10.18+	Separation and Change in Control Severance Agreement, effective as of October 1, 2013, by and between the Company and Dean Hickman-Smith.	S-1	333-193939	02/13/14	10.15
10.19+	Form of Separation and Change in Control Severance Agreement, entered into by and between the Company and certain of its senior officers.	S-1	333-193939	02/13/14	10.16
10.20+	Separation and Change in Control Severance Agreement, effective as of August 31, 2015, by and between the Company and John Ritchie.	10-Q	001-36355	11/09/15	10.2
10.21+	Separation and Release Agreement, dated September 1, 2015, by and between the Company and Gordon Brooks.	10-Q	001-36355	11/09/15	10.3
10.22+	Independent Consultant and Contractor Agreement dated September 1, 2015 by and between the Company and Gordon Brooks.	10-Q	001-36355	11/09/15	10.4
10.23	Amended and Restated Lease, dated March 1, 2011, by and between the Company and Batton Associates, LLC.	S-1	333-193939	02/13/14	10.17
10.24	First Amendment, dated February 1, 2015, to Amended and Restated Lease, dated March 1, 2011, by and between the Company and Batton Associates, LLC.	10-K	001-36355	03/17/15	10.19
10.25	Lease Agreement, dated May 2, 2013, by and between the Company and Hanover Properties Ltd., as amended May 23, 2013.	S-1	333-193939	02/13/14	10.18
10.26	Premises Lease Contract, effective October 1, 2013, by and between CECEP Industry Development C.I.C., Ltd. and Aerohive Networks (Hangzhou) Co., Ltd.	S-1	333-193939	02/13/14	10.19
10.27	Lease of West Block, The Courtyard, 17-18 West Street, Farnham, Surrey, GU9 7DR, dated May 31, 2012, by and between Ecclesiastical Insurance Office PLC and Aerohive Networks Europe Limited.	S-1	333-193939	02/13/14	10.20

10.28	Loan and Security Agreement, dated as of June 21, 2012, by and between the Registrant and Silicon Valley Bank, as amended by that certain First Amendment to Loan and Security Agreement, dated as of September 18, 2012, that certain Second Amendment to Loan and Security Agreement, dated as of June 28, 2013, and that certain Third Amendment to Loan and Security Agreement, dated as of August 23, 2013.	S-1	333-193939	02/13/14	10.21
10.29	Fourth Amendment, dated as of April 4, 2014, to the Loan and Security Agreement, dated as of June 21, 2012, by and between the Company and Silicon Valley Bank, as amended.	10-Q	001-36355	05/14/14	10.1
10.30	Fifth Amendment, dated as of March 21, 2015, to the Loan and Security Agreement, dated as of June 21, 2012, by and between the Company and Silicon Valley Bank, as amended.	8-K	001-36355	04/06/15	10.1
10.31	Sixth Amendment, dated as of November 2, 2015, to the Loan and Security Agreement, dated as of June 21, 2012, by and between the Company and Silicon Valley Bank, as amended.	10-Q	001-36355	11/09/15	10.5
10.32	Seventh Amendment, dated as of December 30, 2015, to the Loan and Security Agreement, dated as of June 21, 2012, by and between the Company and Silicon Valley Bank, as amended.					X
10.33	Eighth Amendment, dated as of January 21 2016, to the Loan and Security Agreement, dated as of June 21, 2012, by and between the Company and Silicon Valley Bank, as amended.					X
10.34	Amended and Restated Loan and Security Agreement, dated as of February 18, 2016, by and between the Company and Silicon Valley Bank.					X
10.35	Loan and Security Agreement (EXIM Loan Facility), dated June 21, 2012, by and between the Company and Silicon Valley Bank, as amended by that certain First Amendment to Loan and Security Agreement (EXIM Loan Facility), dated as of September 18, 2012.	S-1	333-193939	2/13/2014	10.22
10.36	Second Amendment dated as of April 4, 2014 to the Loan and Security Agreement (EXIM Loan Facility), dated June 21, 2012, by and between the Company and Silicon Valley Bank, as amended.	10-Q	001-36355	05/14/14	10.2
10.37	Growth Capital Loan and Security Agreement, dated as of August 23, 2013, by and between the Company and TriplePoint Capital LLC.	S-1	333-193939	02/13/14	10.23
10.38+	Executive Incentive Compensation Plan.	S-1	333-193939	02/13/14	10.24
10.39+	Outside Director Compensation Policy.	10-K	001-36355	03/17/15	10.27
10.4	Form of Stock Option Agreement.	10-Q	001-36355	08/12/14	10.1
10.4	Form of Restricted Stock Unit Agreement.	10-Q	001-36355	08/12/14	10.2
21.1	List of subsidiaries of the Company.	S-1	333-193939	02/13/14	21.1
23.1	Consent of Deloitte and Touche LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the signature page to the 10-K).					X
31.1^	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2^	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

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