Form 10-Q
period 2016-03-31
AEROHIVE NETWORKS, INC
filed 2016-05-05
CIK 1372414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.001, outstanding as of May 2, 2016 was 49,451,573.

The Aerohive Networks design logo and the marks “Aerohive®,” “HiveManager®” and “HiveOS®” are the property of Aerohive Networks, Inc. All Rights Reserved. This Quarterly Report on Form 10-Q contains additional trade names, trademarks and service marks of other companies.

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AEROHIVE NETWORKS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015
ASSETS		(As Adjusted)*
CURRENT ASSETS:
Cash and cash equivalents	$41,388	$45,741
Short-term investments	44,750	46,593
Accounts receivable, net of allowance for doubtful accounts of $8 and $15 as of March 31, 2016 and December 31, 2015, respectively	20,884	22,824
Inventories, net	11,489	10,775
Prepaid expenses and other current assets	11,581	7,613
Deferred cost of goods sold	425	757
Total current assets	130,517	134,303
Property and equipment, net	8,541	9,156
Goodwill	513	513
Other assets	5,530	3,680
Total assets	$145,101	$147,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,493	$15,140
Accrued liabilities	17,475	11,856
Debt, current	20,000	—
Deferred revenue, current	27,707	27,893
Total current liabilities	79,675	54,889
Debt, non-current	—	20,000
Deferred revenue, non-current	32,565	31,369
Other liabilities	470	463
Total liabilities	112,710	106,721
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share - 25,000,000 shares authorized as of March 31, 2016 and December 31, 2015; no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, par value of $0.001 per share - 500,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 49,423,362 and 49,017,293 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	50	49
Additional paid–in capital	235,982	231,289
Treasury stock - 153,176 shares as of March 31, 2016	(785)	—
Accumulated other comprehensive gain (loss)	13	(61)
Accumulated deficit	(202,869)	(190,346)
Total stockholders’ equity	32,391	40,931
Total liabilities and stockholders’ equity	$145,101	$147,652
See notes to condensed consolidated financial statements.

* Certain amounts have been adjusted for the retrospective changes in accounting policy for sales commissions (See Note 1).

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue:		(As Adjusted)*
Product	$32,456	$20,480
Software subscription and services	7,672	5,337
Total revenue	40,128	25,817
Cost of revenue (1):
Product	10,439	6,808
Software subscription and services	2,903	1,828
Total cost of revenue	13,342	8,636
Gross profit	26,786	17,181
Operating expenses:
Research and development (1)	10,210	7,510
Sales and marketing (1)	21,068	18,495
General and administrative (1)	7,895	6,247
Total operating expenses	39,173	32,252
Operating loss	(12,387)	(15,071)
Interest income	119	14
Interest expense	(126)	(754)
Other income (expense), net	16	135
Loss before income taxes	(12,378)	(15,676)
Income tax provision	(145)	(108)
Net loss	$(12,523)	$(15,784)
Net loss attributable to common stockholders	$(12,523)	$(15,784)
Net loss per share allocable to common stockholders, basic and diluted	$(0.25)	$(0.34)
Weighted-average shares used in computing net loss per share allocable to common stockholders, basic and diluted	49,140,340	46,298,850

(1) Includes stock-based compensation as follows:
Cost of revenue	$272	$165
Research and development	1,345	986
Sales and marketing	1,768	1,497
General and administrative	1,511	1,174
Total stock-based compensation	$4,896	$3,822
See notes to condensed consolidated financial statements.

* Certain amounts have been adjusted for the retrospective changes in accounting policy for sales commissions (See Note 1).

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
		(As Adjusted)*
Net loss	$(12,523)	$(15,784)
Unrealized gain on available-for-sale investments, net of tax	74	—
Comprehensive loss	$(12,449)	$(15,784)
See notes to condensed consolidated financial statements.

* Certain amounts have been adjusted for the retrospective changes in accounting policy for sales commissions (See Note 1).

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities		(As Adjusted)*
Net loss	$(12,523)	$(15,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	896	619
Stock-based compensation	4,896	3,822
Other	123	296
Changes in operating assets and liabilities:
Accounts receivable	1,940	7,082
Inventories	(714)	(3,028)
Prepaid expenses and other current assets	(3,636)	410
Other assets	(350)	(110)
Accounts payable	(684)	2,543
Accrued liabilities	5,713	(343)
Other liabilities	7	(97)
Deferred revenue	1,010	1,650
Net cash used in operating activities	(3,322)	(2,940)
Cash flows from investing activities
Purchases of property and equipment	(337)	(452)
Capitalized software development costs	—	(1,789)
Maturities and sales of short-term investments	4,200	—
Purchases of short-term investments	(2,406)	—
Investment in privately held company	(1,500)	—
Net cash used in investing activities	(43)	(2,241)
Cash flows from financing activities
Proceeds from exercise of vested stock options	108	342
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(311)	(545)
Payment to repurchase common stock	(785)	—
Proceeds from issuance of debt	—	10,000
Repayments of debt	—	(10,000)
Net cash used in financing activities	(988)	(203)
Net decrease in cash and cash equivalents	(4,353)	(5,384)
Cash and cash equivalents at beginning of period	45,741	98,044
Cash and cash equivalents at end of period	$41,388	$92,660
Supplemental disclosure of cash flow information
Income taxes paid	$249	$243
Interest paid	$139	$608
Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment purchased	$97	$281
Unpaid capitalized software development costs	$—	$156
Vesting of early exercised stock options	$—	$15
Stock-based compensation in capitalized software development	$—	$246
See notes to condensed consolidated financial statements.

* Certain amounts have been adjusted for the retrospective changes in accounting policy for sales commissions (See Note 1).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Aerohive Networks, Inc. was incorporated in Delaware on March 15, 2006, and, together with its subsidiaries (the "Company"), has designed and developed a leading cloud and enterprise Wi-Fi solution that enables our customers to use the power of the Wi-Fi, cloud, analytics and applications to transform how they serve their customers. Our products include Wi-Fi access points, routers and switches required to build an edge-access network; a cloud services platform for centralized management; data collection and analytics; and applications that leverage the network to provide additional capabilities to business and IT organizations. Together, these products, service platforms and applications create a simple, scalable, and secure solution to deliver a better connected experience.
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
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Those estimates and assumptions include, among others, the selling price of product, software and support services, determination of fair value of stock-based awards, inventory valuations, accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions, allowance for sales reserves, allowance for doubtful accounts, and warranty costs. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As the Company cannot determine future events and their effects with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the consolidated financial statements.
Changes in Accounting Policy
In the first quarter of 2016, the Company voluntarily changed its accounting policy for sales commissions related to products, which include hardware and software revenue, and software subscription and services, which include post-contract support ("PCS") and Software-as-a-Service (“SaaS”) contracts. The Company changed its accounting policy from recording an expense when incurred to deferral of the sales commissions in proportion to the consideration allocated to each element in the arrangement and amortization in, or over, the same period the revenue is recognized for each of the elements in the arrangement (i.e., upon delivery for the product deliverables and over the non-cancellable term of the contract for the PCS and SaaS deliverables).
The Company believes the deferral method described above is preferable primarily because the direct incremental sales commission charges are so closely related to obtaining the revenue from the non-cancellable contracts that they should be deferred and charged to expense over the same period that the related revenue is recognized. Deferred commission amounts are recoverable through the future revenue streams (including up-front payments) under the non-cancellable arrangements.
Short-term deferred commissions are included in prepaid expenses and other current assets, while long-term deferred commissions are included in other assets in the accompanying consolidated balance sheets. The amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations.
The accompanying consolidated financial statements and related notes have been adjusted to reflect the impacts of this change with the associated deferred tax impacts retrospectively for all prior periods presented. Under the as previously reported basis, there were no book / tax basis differences related to commission expense. Under the as adjusted basis, the deferred commission asset creates a deferred tax liability related to commission expense. Creating this deferred tax liability reduces the valuation allowance on the deferred tax assets by the same amount. The increase in the deferred tax liability is fully offset by the reduction in the deferred tax asset valuation allowance and has no net impact to income tax provision in the consolidated statements of operations.
The cumulative effect of the change on accumulated deficit was $4.8 million as of January 1, 2015. The following tables present the effects of the retrospective application of the voluntary change in accounting principle for sales commissions related to non-cancellable product, PCS, and SaaS contracts for the current periods and the corresponding preceding periods presented (in thousands, except per share data):

Consolidated Balance Sheet (in thousands)

	March 31, 2016			December 31, 2015
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Prepaid expenses and other current assets	$8,626	$2,955	$11,581	$4,129	$3,484	$7,613
Total current assets	$127,562	$2,955	$130,517	$130,819	$3,484	$134,303
Other assets	$2,008	$3,522	$5,530	$426	$3,254	$3,680
Total assets	$138,624	$6,477	$145,101	$140,914	$6,738	$147,652
Accumulated deficit	$(209,346)	$6,477	$(202,869)	$(197,084)	$6,738	$(190,346)
Total stockholders' equity	$25,914	$6,477	$32,391	$34,193	$6,738	$40,931
Total liabilities and stockholders' equity	$138,624	$6,477	$145,101	$140,914	$6,738	$147,652

Consolidated Statements of Operations (in thousands, except share and per share amounts)

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Sales and marketing	$20,807	$261	$21,068	$18,770	$(275)	$18,495
Operating loss	$(12,126)	$(261)	$(12,387)	$(15,346)	$275	$(15,071)
Net loss	$(12,262)	$(261)	$(12,523)	$(16,059)	$275	$(15,784)
Net loss per share allocable to common stockholders, basic and diluted	(0.25)	—	(0.25)	(0.35)	0.01	(0.34)
Weighted-average shares used in computing net loss per share allocable to common stockholders, basic and diluted	49,140,340	—	49,140,340	46,298,850	—	46,298,850

Consolidated Statements of Comprehensive Loss (in thousands)

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Net loss	$(12,262)	$(261)	$(12,523)	$(16,059)	$275	$(15,784)
Comprehensive loss	(12,188)	(261)	(12,449)	$(16,059)	$275	$(15,784)

Consolidated Statements of Cash Flows (in thousands)

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Net loss	$(12,262)	$(261)	$(12,523)	$(16,059)	$275	$(15,784)
Prepaid expenses and other current assets	$(4,165)	$529	$(3,636)	$592	$(182)	$410
Other assets	$(82)	$(268)	$(350)	$(17)	$(93)	$(110)
Net cash used in operating activities	$(3,322)	$—	$(3,322)	$(2,940)	$—	$(2,940)
There have been no other material changes to the significant accounting policies during the three months ended March 31, 2016 as compared to those described in the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016.
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
Recent Accounting Pronouncements
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities.  This ASU will be effective for the Company beginning in the first quarter of fiscal year 2019.  The Company is evaluating the effects of the adoption of this ASU to its financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in Topic 840. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This guidance is effective beginning in fiscal year 2019. The Company is evaluating the potential impact of this standard on its financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance is effective beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the potential impact of this standard on its financial statements.
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
The percentages of revenue from a consolidated group of entities (VAD A) greater than 10% of total consolidated revenue were as follows:

	Three Months Ended March 31,
	2016	2015
VAD A	13.3%	21.9%

The percentages of receivables from VAD A and an individual entity (VAD B) greater than 10% of total consolidated accounts receivable were as follows:

	March 31,	December 31,
	2016	2015
VAD A	18.3%	18.5%
VAD B	*	11.2%

* Less than 10%
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
The Company's cash equivalents and short-term marketable investments are classified within Level 1 and Level 2 in the fair value hierarchy as of March 31, 2016 and December 31, 2015. Level 1 assets include highly liquid money market funds that are included in cash and cash equivalents. These instruments are generally classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. Level 2 assets include U.S. treasuries, corporate securities and commercial paper that are included in short-term investments. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets.
As of March 31, 2016, the Company held a convertible note from a privately held company, which the Company classified it as Level 3 in the fair value hierarchy (Note 3).
The components of the Company’s Level 1 and Level 2 assets are as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cash equivalents	Short-term investments
	(in thousands)
Level 1:
Money market funds	33,991	—	33,991	33,991	—
	$33,991	$—	$33,991	$33,991	$—
Level 2:
U.S. treasuries	15,992	12	16,004	—	16,004
Corporate securities	23,949	1	23,950	—	23,950
Commercial paper	4,796	—	4,796	—	4,796
	$44,737	$13	$44,750	$—	$44,750
Total	$78,728	$13	$78,741	$33,991	$44,750

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cash equivalents	Short-term investments
	(in thousands)
Level 1:
Money market funds	33,436	—	33,436	33,436	—
	$33,436	$—	$33,436	$33,436	—
Level 2:
U.S. treasuries	15,988	(21)	15,967	—	15,967
Corporate securities	23,679	(40)	23,639	—	23,639
Commercial paper	6,987	—	6,987	—	6,987
	$46,654	$(61)	$46,593	$—	46,593
Total	$80,090	$(61)	$80,029	$33,436	$46,593
As of March 31, 2016 and December 31, 2015, all short-term investments contractually matured within one year.
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, we do not intend to sell, and it is not more likely than not that we would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of March 31, 2016 and December 31, 2015.
3. CONSOLIDATED BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Deferred sales commissions, current portion (Note 1)	$2,955	$3,484
Insurance recovery related to litigation settlement (Note 5)	4,531	—
Prepaid expenses	2,296	2,950
Other	1,799	1,179
Total prepaid expenses and other current assets	$11,581	$7,613
Property and Equipment, net
Property and equipment, net consists of the following:

		March 31,	December 31,
	Estimated Useful Lives	2016	2015
		(in thousands)
Computer and other equipment	3 years	$1,743	$1,704
Manufacturing, research and development laboratory equipment	3 years	4,657	4,476
Software	2 to 5 years	8,452	8,470
Office furniture and equipment	3 years	1,031	1,041
Leasehold improvements	2 to 5 years	614	614
Construction in progress		60	—
Property and equipment, gross		16,557	16,305
Less: Accumulated depreciation and amortization		(8,016)	(7,149)
Property and equipment, net		$8,541	$9,156
Software category includes the capitalized internal-use software for the Company's cloud service platform. In April 2015, the Company completed and launched the next generation of its cloud services platform, and began to amortize these capitalized costs to cost of software subscription and services revenue on a straight-line basis over an estimated useful life of the software of five years.
Depreciation and amortization expense was $0.9 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively.
Other assets
Other assets consist of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Deferred sales commissions, non-current portion (Note 1)	$3,522	$3,254
Investment in privately held company	1,500	—
Other	508	426
Total other assets	$5,530	$3,680
In January 2016, the Company paid $1.5 million in cash to purchase a convertible note issued by a privately held company, which provides Wi-Fi application and analytics. The Company has no voting right or significant influence over the privately held company. The convertible note has been recorded at carrying value. Since the convertible note has no readily determinable market value, the Company has categorized it as Level 3 asset in the fair value hierarchy. As of March 31, 2016, the fair value of the convertible note approximated its carrying value. The Company did not recognize an impairment for the three months ended March 31, 2016, as there were no identified events or changes in circumstances that might have a significant adverse impact on the carrying values of the investment. Since the convertible note has a two-year contractual term and the Company does not intend to liquidate it in the next 12 months, the Company has classified the convertible note as other assets on the consolidated balance sheet.
Accrued Liabilities
Accrued liabilities consist of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Accrued compensation	$9,405	$9,410
Accrual for class action litigation settlement (Note 5)	5,750	—
Accrued expenses and other liabilities	1,670	1,801
Warranty liability, current portion	650	645
Total accrued liabilities	$17,475	$11,856

Deferred Revenue
Deferred revenue consists of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Products	$1,751	$3,199
Software subscription and services	58,521	56,063
Total deferred revenue	60,272	59,262
Less: current portion of deferred revenue	27,707	27,893
Non-current portion of deferred revenue	$32,565	$31,369
Warranty Liability
The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Beginning balance	$978	$891
Charges to operations	174	117
Obligations fulfilled	(104)	(153)
Changes in existing warranty	(51)	(23)
Total product warranties	$997	$832
Current portion	$650	$266
Non-current portion	$347	$566
Changes in existing warranty reflect a combination of changes in expected warranty claims and changes in the related costs to service such claims.
4. DEBT
Financing Agreements
In June 2012, the Company entered into a revolving credit facility with Silicon Valley Bank (the revolving credit facility). The revolving credit facility is collateralized by substantially all of the Company’s property, other than intellectual property. Prior to March 31, 2015, the revolving credit facility bore monthly interest at a floating rate equal to the greater of (i) 4.00% or (ii) prime rate plus 0.75%. By amendment in March 2015, interest on the credit facility adjusted as of March 31, 2015 to a floating rate equal to the lesser of (i) LIBOR rate plus 2.25% or (ii) prime rate minus 0.5%. In November 2015, the Company further amended the revolving credit facility to revise the floating interest rate to the lesser of (i) LIBOR rate plus 1.75% or (ii) prime rate minus 1.0%, which was effective January 1, 2016. The weighted average interest rate of the revolving credit facility was 2.79% and 3.96%, for the three months ended March 31, 2016 and 2015, respectively.
The revolving credit facility currently provides, among other things, (i) a maturity date of March 31, 2017; and (ii) a revolving line up to $20.0 million, subject to certain conditions.
The revolving credit facility contains customary negative covenants which, unless approved by SVB, limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate, as well as requiring the Company to maintain a minimum adjusted quick ratio of 1.25 to 1.00 and minimum cash balances as of the last day of each month. The revolving credit facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults due to inaccuracy of representation and warranties. Upon an event of default, the lender may declare all or a portion of the outstanding obligations payable by the Company to be immediately due and payable and exercise other rights and remedies provided for under the credit facility. During the existence of an event of default, interest on the obligations under the credit facility could be increased by 5.0%. As of March 31, 2016 and December 31, 2015, the Company was in compliance with these covenants.

As of March 31, 2016, $20.0 million remains outstanding under the revolving credit facility, and is included in current liabilities in the condensed consolidated balance sheet.
5. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company currently leases its main office facility in Sunnyvale, California, which is set to expire in September 2016. In addition, the Company leases office space for its subsidiaries in the United Kingdom, the Netherlands and China under non-cancelable operating leases that expire at various times through May 2017. The Company has also entered into various lease agreements in other locations in the United States and globally to support its sales and research and development functions.
In February 2016, the Company entered into a sublease agreement to lease approximately 72,500 square feet of commercial office space located in Milpitas, California, for its new worldwide corporate headquarters. On March 31, 2016, the landlord consented to the sublease agreement. The lease commenced on April 1, 2016 and expires on June 30, 2023. Rent is paid on a monthly basis and will increase incrementally over the term of the lease for an aggregate net base rent of approximately $6.5 million. In addition to the monthly base rent, the Company is responsible for payment of certain operating expenses, including utilities and real estate taxes.
The Company recognizes rent expense on a straight-line basis over the lease period. Future minimum lease payments by year under operating leases as of March 31, 2016 are as follows:

Amount
Year Ending December 31,	(in thousands)
2016 (remaining nine months)	$1,475
2017	1,107
2018	1,038
2019	996
2020	975
Thereafter	2,563
Total	$8,154
Rent expense was $0.6 million for the three months ended March 31, 2016 and 2015.
Manufacturing Commitments
The Company subcontracts with manufacturing companies to manufacture its hardware products. The contract manufacturers procure components based on non-cancelable orders placed by the Company. If the Company cancels all or part of an order, the Company is liable to the contract manufacturers for the cost of the related components they purchased under such orders.
As of March 31, 2016 and December 31, 2015, the Company had manufacturing commitments with contract manufacturers for inventory totaling approximately $14.7 million and $14.0 million, respectively.
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

•
Mojo Networks, Inc., formerly known as AirTight Networks, or Mojo, alleges that the Company’s products infringe U.S. Patent #7,339,914, or the ‘914 Patent. On January 23, 2013, in light of AirTight’s allegations, the Company filed in the U.S. District Court, Northern District of California, a Complaint for Declaratory Judgment against AirTight asserting that the Company’s products do not infringe the ‘914 Patent and that the ‘914 Patent is, in any case, invalid and not enforceable. AirTight filed a separate action asserting infringement of the ‘914 Patent by some or all of the Company’s products, which was then related to the Company’s initial action for declaratory judgment. The related cases are currently stayed pending resolution of petitions which the Company filed with the U.S. Patent and Trademark Office, or PTO, to initiate a reexamination of the ‘914 Patent. In the recent reexamination proceedings, all claims of the ‘914 Patent were initially rejected but Mojo appealed the determination to the Patent Trials and Appeals Board, which rejection the Board overturned following Mojo’s appeal.

•
Linex Technologies, or Linex, filed on March 19, 2013 a Complaint in the U.S. District Court, Southern District of Florida, asserting that some or all of the Company’s products infringe U.S. Patents #6,493,377, or the ‘377 Patent, and #7,167,503, or the ’503 Patent. The Company filed an answer and counterclaims for declaratory judgment against Linex asserting that the Company’s products do not infringe the ‘377 and ‘503 Patents, and that the ‘377 and ‘503 Patents are, in any case, invalid and not enforceable. The Company separately filed with the PTO petitions to initiate reexamination of the ‘377 and ‘503 Patents, which the PTO granted. In the PTO reexaminations, all claims under the ‘377 Patent have been rejected and Linex has appealed the final rejections of the claims, and the petition regarding the claims subject to the ‘503 Patent is still pending. This case is currently stayed pending the reexaminations.

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

•
Mobile Telecommunications Technologies LLC, or Mobile, filed in May 2016 a complaint in the U.S. District Court, Eastern District of Texas, asserting that certain of certain of the Company’s products which utilize MIMO systems or frequency structures and functionality infringe United States Patent Nos. 5,590,403, 5,659,891, and 5,915,210.  The Company is evaluating the possible application of these claims, if any, to its products.

The Company intends to defend these lawsuits vigorously, and is not able to predict or estimate any range of reasonably possible loss related to these lawsuits. If these matters have an adverse outcome, they may have a material impact on the Company’s financial position, results of operations or cash flows.
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
The parties have mediated this lawsuit and reached a settlement, providing for payment to the class of plaintiffs in the amount of $5.75 million in return for a release of all claims against the defendants, including Aerohive and its current and former officers and directors. The settlement is subject to final documentation and Court approval. Pursuant to the terms of the settlement, Aerohive will pay approximately $1.22 million of the $5.75 million settlement amount (reflecting the amount remaining under Aerohive’s insurance retention), and the Company’s insurance carrier will pay the remainder of the settlement amount.

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
6. STOCKHOLDERS' EQUITY
Common Stock reserved for Future Issuance
As of March 31, 2016 and December 31, 2015, the Company had, on an as-if converted basis, reserved shares of common stock for future issuance as follows:

	March 31,	December 31,
	2016	2015
Common stock reserved for future grants under the Equity Incentive Plan	7,634,066	5,017,525
Reserved under 2014 Employee Stock Purchase Plan	2,785,015	1,804,669
Options and Restricted Stock Units issued and outstanding	9,893,775	10,589,268
Warrants to purchase common stock	—	73,883
Total reserved shares of common stock for future issuance	20,312,856	17,485,345
Common Stock Warrants
On March 25, 2016, TriplePoint Capital LLC net exercised common stock warrants to purchase 27,715 shares of common stock, and 46,168 shares of common stock warrants used to satisfy the exercise price were cancelled.
As of March 31, 2016, no shares of the Company's common stock warrants remained outstanding.
7. STOCK-BASED COMPENSATION
2014 Equity Incentive Plan
On March 26, 2014, the Company's 2014 Equity Incentive Plan (2014 Plan) became effective. On March 27, 2014, the Company's earlier 2006 Global Share Plan (2006 Plan) was terminated and all reserved but unissued shares under the 2006 Plan were added to the 2014 Plan and all shares underlying stock awards granted under the 2006 Plan that otherwise would return to the 2006 Plan instead were rolled into the 2014 Plan. The Company may not grant additional awards under the 2006 Plan, but the 2006 Plan will continue to govern outstanding awards previously granted under the 2006 Plan.
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
In January 2016, the Company effected an increase of 2,450,865 in the number of shares reserved under the 2014 Plan. As of March 31, 2016, the Company had 7,634,066 total shares of common stock reserved and available for grant under the 2014 Plan. On the first day of each fiscal year beginning January 1, 2017 through January 1, 2024, the number of shares of common stock reserved for issuance under the 2014 Plan may increase by an amount equal to the lesser of (i) 4,000,000 Shares, (ii) 5% of the Company’s outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the board of directors.
The following table summarizes the total number of shares available for grant under the 2014 Plan as of March 31, 2016:

Shares Available for Grant

Balance, December 31, 2015	5,017,525
Authorized	2,450,865
Options granted	(90,000)
Options canceled	438,242
Awards granted	(410,950)
Awards canceled	228,384
Balance, March 31, 2016	7,634,066
Stock Options
The following table summarizes the information about outstanding stock option activity:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2015	6,543,162	$6.05	7.03	$6,570
Options granted	90,000	4.94
Options exercised	(103,141)	1.03
Options canceled	(438,242)	7.08
Balance, March 31, 2016	6,091,779	$6.04	7.05	$5,957
Options exercisable, March 31, 2016	3,542,770	$5.05	6.12	$5,679
Options vested and expected to vest, March 31, 2016	5,744,724	$5.96	6.95	$5,942
The weighted average grant date fair value of options granted was $2.62 for the three months ended March 31, 2016, and the aggregate grant date fair value of the Company's stock options granted was $0.2 million for the three months ended March 31, 2016. There were no options granted for the three months ended March 31, 2015.
The aggregate intrinsic value of stock options exercised was $0.4 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively. The intrinsic value represents the difference between option exercise prices and the closing stock price of the Company’s common stock.
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
The following is a summary of the Company’s RSU activity and related information for the three months ended March 31, 2016:

	Restricted Stock Units Outstanding
	Shares	Weighted Average Grant Date Fair Value Per Share

Balance, December 31, 2015	4,046,106	$6.49
Awards granted	410,950	5.01
Awards vested	(485,466)	$6.41
Awards canceled	(169,594)	$6.52
Balance, March 31, 2016	3,801,996	$6.49

The weighted average grant date fair value of RSUs granted was $5.01 and $4.04 per share for the three months ended March 31, 2016 and 2015, respectively. The aggregate grant date fair value of RSUs granted for the three months ended March 31, 2016 and 2015 was $2.1 million and $1.0 million, respectively. The aggregate fair value of shares vested as of the respective vesting dates, was $2.6 million and $1.5 million, respectively, for the three months ended March 31, 2016 and 2015.
The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. During the three months ended March 31, 2016 and 2015, the Company withheld 58,790 and 114,652 shares of stock, respectively, for an aggregate value of $0.3 million and $0.5 million, respectively. Such shares were returned to the Company’s 2014 Equity Incentive Plan and are available under the plan terms for future issuance.
The number of RSUs granted includes 222,875 shares of performance-based restricted stock units (PBRSUs) that the Company granted to certain executives in March 2016 pursuant to the 2014 Plan, with approximately a one-year cliff vesting term ending March 1, 2017, based on the pre-established revenue target. Each PBRSU represents the right to receive one share of the Company's common stock upon vesting, before adjusting for performance conditions, and shall be forfeited if not meeting the target. As of March 31, 2016, the Company expects the revenue target to be met. Accordingly, the Company recorded expense related to all of the PBRSUs, net of estimated forfeitures, on a straight-line basis.
2014 Employee Stock Purchase Plan
The 2014 Employee Stock Purchase Plan (ESPP) is a ten-year plan, effective in March 2014. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees of the Company and its designated subsidiaries. In January 2016, the Company effected an increase of 980,346 the number of shares reserved under the ESPP. As of March 31, 2016, the Company had 2,785,015 total shares of common stock reserved for issuance under the ESPP. Under the ESPP, on the first day of fiscal year 2017, the number of shares of common stock reserved and available for issuance may increase in an amount equal to the lesser of (i) 1,000,000 Shares, (ii) 2.0% of the Company’s outstanding shares on the first day of the applicable fiscal year, or (iii) such number of shares determined by the board of directors. Beginning fiscal year 2018 through fiscal year 2023, the number of shares of common stock reserved for issuance may increase in an amount equal to the lesser of (i) 1,000,000 shares, (ii) 1.0% of the Company’s outstanding shares on the first day of the applicable fiscal year, or (iii) such number of shares determined by the board of directors.
Under the ESPP, the Company grants stock purchase rights to all eligible employees, currently covering a two-year offering period, with purchase dates at the end of each interim six-month purchase period. Shares are purchased using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The ESPP has a reset provision. If the closing price of the Company’s common stock on the last day of any purchase period during an offering period is lower than the closing sales price on the first day of the related offering period, the reference price for purposes of determining the purchase price of shares for subsequent purchase periods in the applicable offering period will be reset to such lower price. No participant may purchase more than $25,000 worth of common stock in any calendar year, or 5,000 shares of common stock in any six-month purchase period. For the three months ended March 31, 2016 and 2015, no shares were issued under the ESPP.
Stock Repurchase Program
In February 2016, the Company's Board of Directors authorized a stock repurchase program of up to $10.0 million, with stock purchases made from time to time in compliance with applicable securities laws in the open market or in privately negotiated transactions. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements and capital availability. The authorization does not require the purchase of any minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice.  Unless modified, or earlier suspended or discontinued, the authorization will expire as of June 30, 2017, without further action of the Company.
During the three months ended March 31, 2016, the Company repurchased a total of 153,176 shares of its common stock on the open market at a total cost of $0.8 million with an average price per share of $5.09.
Determination of Fair Values
There were no stock options granted for the three months ended March 31, 2015. Weighted average assumptions for the Company's stock options granted during the three months ended March 31, 2016 were as follows:

Three Months Ended March 31, 2016
Stock options:
Expected term (in years)	5.89
Expected volatility	55.64%
Risk free interest rate	1.52%
Weighted average assumptions used to value employee stock purchase rights under the Black-Scholes model were as follows:

Three Months Ended March 31,
	2016	2015
ESPP purchase rights:
Expected term (in years)	0.5 - 2.00	0.68 - 2.00
Expected volatility	35% - 55%	35% - 40%
Risk free interest rate	0.07% - 0.51%	0.08% - 0.49%
Stock-based Compensation Expense
The total stock-based compensation the Company recognized for stock-based awards in the consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cost of revenue	$272	$165
Research and development	1,345	986
Sales and marketing	1,768	1,497
General and administrative	1,511	1,174
Total stock-based compensation	$4,896	$3,822
The following table presents stock-based compensation expense by award-type:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Stock Options	$1,146	$1,148
Restricted Stock Units	3,147	2,345
Employee Stock Purchase Plan	603	329
Total stock-based compensation	$4,896	$3,822
As of March 31, 2016, unrecognized stock-based compensation related to outstanding stock options, RSUs and ESPP purchase rights, net of estimated forfeitures, was $8.0 million, $18.2 million and $1.7 million, respectively, which the Company expects to recognize over weighted-average periods of 2.56 years, 2.58 years and 0.67 years, respectively. For the three months ended March 31, 2015, the Company capitalized $0.2 million stock-based compensation expense to the development of its internal-use cloud services platform.

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
The following table presents the computation of basic and diluted net loss per share allocable to common stockholders:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except for share and per share data)
Numerator:
Net loss	$(12,523)	$(15,784)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	49,140,340	46,298,850
Net loss per share:
Basic and diluted	$(0.25)	$(0.34)
The following period-end outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2016	2015
Shares of common stock issuable under the Equity Incentive Plan	9,893,775	8,803,122
Common stock subject to repurchase	—	18,000
Common stock issuable upon exercise of warrants	—	73,883
Employee Stock Purchase Plan	523,941	427,646
Total	10,417,716	9,322,651
9. INCOME TAXES
The provision for income taxes was approximately $0.1 million and $0.1 million, for the three months ended March 31, 2016 and 2015, respectively. The provision for income taxes consisted primarily of state taxes and foreign income taxes.
For the three months ended March 31, 2016 and 2015, the provisions for income taxes differed from the statutory amount primarily due to maintaining a full valuation allowance against the U.S. net deferred tax assets, partially offset by foreign and state taxes.
The Company has intercompany services agreements with its subsidiaries located in the United Kingdom, Netherlands, New Zealand, Australia, Canada and China, which require payment for services rendered by these subsidiaries at an arm’s-length transaction price. The foreign tax expense represents foreign income tax payable by these subsidiaries on profit generated on intercompany services agreements.
Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on the Company’s history of losses, management has determined it cannot conclude that it is more likely than not that the deferred tax assets will be realized and accordingly, management has placed a valuation allowance against its domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits, as of March 31, 2016 and December 31, 2015.
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
The following table represents the Company's revenue based on the billing address of the respective VAR or the VAD:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Americas	$24,360	$14,093
Europe, Middle East and Africa	12,014	9,126
Asia Pacific	3,754	2,598
Total revenues	$40,128	$25,817
     Included within Total Americas in the above table is revenue from sales in the United States of $22.7 million and $13.2 million, for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2015, revenue from sales in the United Kingdom was $3.1 million. Aside from the United States and United Kingdom, no country comprised 10% or more of the Company's total revenue for the three months ended March 31, 2016 and 2015.
Property and equipment, net by location is summarized as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)
United States	$7,086	$7,561
People's Republic of China	1,246	1,360
United Kingdom	209	235
Total property and equipment, net	$8,541	$9,156
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
These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to predict our revenue, operating results and gross margin accurately;

•	the transition of newly hired management-level employees and their ability to improve our sales execution processes;

•	our ability to maintain revenue growth and achieve and maintain profitability;

•	our ability to timely develop, deliver and transition to new product offerings while maintaining existing product revenue and our existing service level commitments to end-customers;

•	our ability to continue to secure orders from larger customers and any potential loss of or reductions in orders from such larger customers;

•	our ability to achieve growth in key verticals, including the educational sector;

•
our ability to maximize the economic opportunity of the U.S. Federal Communications Commission’s (“FCC”) E-Rate program and the timing of the availability of funding and decisions by end-customers to purchase our products using such funding;

•	the length and seasonal unpredictability of our sales cycles, including with service provider end-customers;

•	the effects of increased competition in and consolidation of our market and our ability to compete with larger competitors with greater financial, technical and other resources;

•	our ability to continue to enhance and broaden our product offering and bring new products to market;

•	the performance of our product offerings in the field, including in applications and environments which we do not anticipate or could not replicate during development;

•	our ability to maintain, protect and enhance our brand;

•	our ability to attract new end-customers within the verticals and geographies in which we currently operate and those that we target;

•	our ability to predict economic, political and business conditions in the markets in which we operate;

•	our ability to maintain effective internal controls;

•	the quality of our products and services;

•	our ability to continue to build and enhance relationships with channel partners and particularly with our strategic partners, including Dell;

•	our ability to attract, hire, train and retain qualified employees and key personnel, particularly in sales and engineering;

•	our ability to maximize our sales execution process and effectively ramp sales in underdeveloped territories;

•	our ability to sell our products and effectively expand internationally;

•
claims from shareholders that we have violated the securities laws and claims that we infringe intellectual property rights of others, the expense to defend such claims and the uncertainty such claims create for us, including, with respect to intellectual property claims, our ability to continue to sell and support our products;

•	our ability to effectively manage our growth;

•
the effects of fluctuations in currency exchange rates, in particular the recent strengthening of the U.S. dollar relative to certain currencies, and our ability to price competitively our products and secure orders at such pricing, while maintaining our expected revenue and gross margin performance;

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
In the first quarter 2016, we continued our year-over-year revenue growth. For the first quarters 2016 and 2015, our revenue was $40.1 million and $25.8 million, respectively. However, we have yet to achieve profitability in any quarter. In the first quarters 2016 and 2015, our net losses were $12.5 million and $15.8 million, respectively.
We typically experience seasonal sequential decreases in our product revenue in our first fiscal quarter, but sequential increases in product revenue from our fiscal first to second quarter. This has generally been due to annual budget cycles in the enterprise and spending seasonality in the education vertical. Given the buying cycle for K-12 schools in the United States, the second quarter has usually been the strongest for our education vertical, which historically has driven this strong sequential growth in the second quarter. In addition, we typically see continued growth in our revenue to carry over from our second quarter to our third quarter. We also historically typically see a sequential increase in our fourth quarter from our third quarter in total revenue due to end-of-year spending by enterprise customers, followed by a decline in revenue for the first quarter of the following fiscal year.
Beginning in 2015, however, our seasonal trend changed as compared to prior years, due to the timing and availability of funding under the federal E-Rate program. E-Rate is the commonly used name for the Schools and Libraries Program of the Universal Service Fund, which is administered by the Universal Service Administrative Company (USAC) under the direction of the Federal Communications Commission (FCC). The program provides discounts to assist schools and libraries in the United States to obtain affordable telecommunications and Internet access. Purchases made by schools before April 1, 2015 were not eligible for E-Rate funding and actual E-Rate funding was not released to schools and libraries to fund transactions until after July 1, 2015. In order to be eligible for funding during a particular annual funding cycle the schools and libraries must then receive a Funding Commitment Decision Letter. We believe that based on the availability of this federal funding end-customers in the education vertical typically deferred purchases until they secured E-Rate funding and received a specific funding commitment letter. As a result, beginning in 2015, E-Rate amplified the historical sequential decline in product revenue we previously experienced from the fourth quarter into the first quarter and shifted spending from the first half of the year into the second half of the year, and even into the following year. We believe such deferrals and delays caused increased seasonal variations during our fiscal 2015 in demand for our products and services in the education vertical, making more difficult our ability to forecast our operating performance and achieve revenue and other operating results based on those forecasts. For example, the sales results for our first fiscal quarter 2015 were below expectations, primarily due to a pause in demand in U.S education business due to such various aspects and timing of the Federal E-Rate program. We also saw K-12 spending shift from the first half of the year into the second half of the year, and into our fiscal 2016 as well. We believe such deferrals and delays will continue during our fiscal 2016, as we expect that during the 2016 annual E-Rate funding cycle certain end-customers in the education vertical could decide further to delay purchasing and decisions to deploy their networks, which could also defer their purchasing decisions to the second half of 2016 and into 2017. In addition, the period in 2016 for districts to submit Form 471 funding requests was extended this year, compared to 2015. This has reduced our visibility early in the year to the level of E-Rate funding we may expect for Aerohive-related transactions over 2016, and specifically in our second and third quarters. Delaying federal funding approvals to later in our second quarter of 2016 also increases the risk that we may not be able to process at the end of the quarter the number of transactions required in order to achieve our expected revenue, or that transactions we expect in the current quarter are delayed to subsequent quarters. We expect our historical seasonality to continue in 2016 and again to be amplified, as was the case in 2015, by the availability of project funding and timing of such funding under the E-Rate program.
We primarily conduct business in three geographic regions: (1) Americas, (2) Europe, the Middle East and Africa, or EMEA, and (3) Asia Pacific, or APAC. From a geographic perspective, year-over-year revenue for the three months ended March 31, 2016 increased by 73% in the Americas, 32% in EMEA and 44% in APAC. For the three months ended March 31, 2016, 61% of our total revenue was generated from Americas, 30% from EMEA and 9% from APAC.
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
Due to our continuing investments to grow our business, including internationally, in advance of and in preparation for, our expected increase in sales and expansion of our customer base, we are continuing to incur expenses in the near term. As a result, we may not be profitable for the foreseeable future and our use of cash over this period could also be greater and extend over a longer period as we make investments in areas of our operations, such as sales, marketing and research and product and channel partner development, which we feel may promote our growth and profitability over the long term. We believe that over the long term, we will be able to leverage these investments in the form of a higher revenue growth rate compared to the growth rate of our operating expenses.
However, we may not in fact realize any long-term benefit from these investments.
Opportunities and Challenges
We believe that the growth of our business and our future success depends upon many factors, including our ability to continue to develop innovative technologies and timely provide new product offerings to the marketplace; continue to stabilize and improve performance of our sales function; increase our sales capacity and develop our channel partner program; acquire new end-customers; expand our end-customer base and increase penetration within our existing end-customer base (including through new product offerings); and at the same time demonstrate to our investors and financial analysts that we can achieve profitability within an acceptable timeline.
We operate in the highly competitive wired and wireless network access products market. This market continues to evolve and is characterized by rapid technological innovation. We will need to continue to innovate in order to achieve market adoption of our products and services. We have continued the expansion of our product portfolio, announcing HiveManager NG in April 2015. Over the four quarters ended March 31, 2016, approximately 75% of our end-customers and approximately 36% of our Wi-Fi access point products in operation were deployed using our public cloud platform. We also continue to invest to extend our product offering to include a family of Ethernet switches and branch routers to complement our wireless offering and allow us to deliver a unified wired and wireless network edge.
In addition, our market continues an evolution in related wireless technology standards from 802.11n to the new 802.11ac standard, which uses new radio hardware to deliver substantially higher wireless performance. As these standards were being developed and finalized, we performed hardware and software development, both internally and with our original design manufacturers, or ODMs, to incorporate these standards into our product offerings. We also continue to develop new functionality in our product offerings to take advantage of the changes that these industry standards incorporated. Overall, our 802.11 ac products accounted for 81% of our Wi-Fi access point unit volume shipments in the quarter ended March 31, 2016.
In order to maintain a competitive position in this market, we continue to develop our next-generation “Wave 2” 802.11ac Wi-Fi access points to extend our portfolio and address higher-performance use cases. We announced in April 2016 our AP 250 and 245X access points, which are our initial Wave 2. These releases lagged Wave 2 product announcements from some of our competitors and there is a risk that existing or potential customers (including customers in our important education vertical) may elect not to purchase our products or defer purchases they otherwise would make of our products, whether in anticipation of competing Wave 2 products or while they wait for our new Wave 2 802.11ac W-Fi access points products to mature in the field.
We have developed a cloud services platform to provide network management and support additional value-added applications. HiveManager, our network management application, provides a single management interface that customers use to configure network policies, monitor and troubleshoot performance, manage access and security, and run reports on network operations. Our focus is to continue to transition new and existing end customers to HiveManager NG and make our cloud services platform and applications available to customers in either a subscription public cloud or on-premises private cloud deployment.
When we introduce new product offerings, such as the release of the new version of HiveManager NG, our cloud services or new hardware platforms, such as our AP 250 and 245X initial Wave 2 access points, we must effectively manage the timing of such releases to minimize the disruption to our existing product offerings and revenue streams. We must manage the orderly transition of our end-customers to these new products and services to reduce the amount of inventory for products that may become obsolete or slow-moving due to our new product introductions and to limit the disruption to our end-customers’

ordering practices and the pricing environment for our legacy products and services. In addition, we also must monitor the performance of these products and provide additional support as they are adopted and first used in the field and performance issues are identified at scales of use greater than we may be able to create or anticipate during product development. We will need to continue to react and respond to these changes through innovation and improved execution in order for our business to succeed, and will incur related research and development and support expenses as we do it.
Our ability to develop and make more productive relationships with our solution and channel partners and our channel partners’ ability to effectively develop sales opportunities and distribute our products continues to be a key opportunity for us. For example, we announced in April 2015 a new relationship with Dell Inc., whereby Dell became a reseller of Aerohive’s Wi-Fi and cloud services. In September 2015, we announced with Brocade and Juniper Networks collaborations that allow us to meet in the channel and co-sell a combined wired and wireless solutions to our end-customers. In February 2016, we announced a partnership with SYNNEX Corporation, as a value-added distributor of our products in the United States and Canada. To support these new relationships, we are continuing to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings.
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
Software Subscription and Services Revenue.  Our software subscription and services revenue consists of revenue from sales of our software subscription and services offerings that we deliver over a specified term. These offerings primarily include PCS related to our perpetual software licenses and subscriptions to HiveManager and other software applications delivered as SaaS, including related customer support, and from subsequent renewals of those contracts. To benefit fully from potential contract renewals we plan to continue to invest in systems to better track existing customer support commitments and renewal opportunities and provide offerings which continue to be attractive to our customers. Our PCS includes tiered maintenance and support services under renewable, fee-based maintenance and support contracts, which include technical support, bug fixes, access to priority hardware replacement services and unspecified upgrades on a when-and-if available basis. Our SaaS subscriptions include comparable maintenance and support services. The higher the percentage of our end-customers that purchase SaaS subscriptions, as opposed to HiveManager and PCS, the higher our software subscription and services revenue will be as a percentage of our total revenue. We recognize software subscription and services revenue ratably over the term of the contract, which is typically one, three or five years. As a result, our recognition of software subscription and services revenue lags our recognition of related product revenue.
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

Gross Profit
Our gross profit has been and will continue to be affected by a variety of factors, including product shipment volumes, average sales prices of our products, discounts we offer to our VAR and VAD partners, the mix of revenue between products and software subscription and services, and the mix of hardware products sold, because our hardware products have varying gross margins depending on the product offering and the lifecycle of the product. Historically, our software subscription and services gross margin has been lower than our product gross margin; however, we expect our software subscription and services gross margin to increase over the long term because we expect our software subscription and services revenue to increase more quickly than our cost of software subscription and services revenue. We expect our gross margin to be volatile and may decrease in any given time in the event we experience additional competitive pricing pressure. For example, competitors such as Cisco Systems, Hewlett Packard (who recently acquired Aruba Networks) and, following its recently announced acquisition of Ruckus Networks, Brocade, have significantly greater financial resources and could attempt to gain a competitive advantage over us by aggressively lowering prices. Their ability to develop broader suites of products, and provide a complete and integrated wired and wireless hardware solution may be preferable to our end-customers. The continuing strength of the U.S. dollar relative to the currencies of the countries of our VADs or end-customer who purchase our products, or our contract manufacturers or the component suppliers to our contract manufacturers, may require us to reduce pricing for our products outside the United States in order to maintain sales and revenue performance, or raise the cost we must pay to our manufacturers for our products, resulting in either case in lower revenue and/or gross margins for those products. We also expect that our revenue and gross margin will fluctuate from period to period depending on the factors described above.
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
Sales and Marketing.  Our sales and marketing expenses consist primarily of personnel costs, including commission costs, stock-based compensation, recruiting fees and travel expenses for employees engaged in sales and marketing activities. Commission expenses have historically been based on completed contracts, which might not match with revenue recognized in the same period. In the first quarter of 2016, we voluntarily changed our accounting policy for sales commissions to defer the sales commission in proportion to the same period that the revenue is recognized (See Note 1 of our consolidated financial statements included elsewhere in this Form 10-Q for more information about our accounting policy for sales commissions.) Sales and marketing expenses also include the cost of trade shows, marketing programs, promotional materials, demonstration equipment, consulting services, depreciation and certain allocated facilities and information technology infrastructure costs. Over time, we expect our sales and marketing expenses to continue to increase in absolute dollars as we increase the size of our sales and marketing organization, expand into new markets and further develop our channel program. Our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.
  General and Administrative.  Our general and administrative expenses consist primarily of personnel costs, including bonuses, stock-based compensation and travel expenses for our executive, finance, human resources, legal and operations employees, as well as compensation for our board of directors. General and administrative expenses also include fees for outside consulting, legal, audit, investor relations, and accounting service and insurance, as well as depreciation and certain allocated facilities and information technology infrastructure costs. As a public company we also have experienced increased litigation, relating both to intellectual property claims of others as well as securities claims brought by certain of our stockholders. Defending and resolving these claims, including under indemnity commitments we have made to third parties, has imposed costs on us. Over time, we expect our general and administrative expenses to continue to increase in absolute dollars due to the additional legal, accounting, insurance, investor relations, information technology and other costs that we will continue to incur as a public company, as well as other costs associated with growing our business. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.

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
Other Income (Expense), Net
Our other income (expense), net primarily consists of gains and losses from foreign currency exchange transactions that historically have not been material.
Provision for Income Taxes
Our provision for income taxes consists primarily of foreign tax expense due to our cost-plus agreements with our foreign entities, which guarantee foreign entities a profit, and to a lesser extent federal and state income tax expense. As of March 31, 2016 and December 31, 2015, respectively, we maintained a valuation allowance against our domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits.

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue:
Product	$32,456	$20,480
Software subscription and services	7,672	5,337
Total revenue	40,128	25,817
Cost of revenue(1):
Product	10,439	6,808
Software subscription and services	2,903	1,828
Total cost of revenue	13,342	8,636
Gross profit	26,786	17,181
Operating expenses:
Research and development(1)	10,210	7,510
Sales and marketing(1)	21,068	18,495
General and administrative(1)	7,895	6,247
Operating loss	(12,387)	(15,071)
Interest income	119	14
Interest expense	(126)	(754)
Other income (expense), net	16	135
Loss before income taxes	(12,378)	(15,676)
Income tax provision	(145)	(108)
Net loss	$(12,523)	$(15,784)
(1)Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cost of revenue	$272	$165
Research and development	1,345	986
Sales and marketing	1,768	1,497
General and administrative	1,511	1,174
Total stock-based compensation expense	$4,896	$3,822
The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended March 31,
	2016	2015
Revenue:
Product	81%	79%
Software subscription and services	19	21
Total revenue	100	100
Cost of revenue:
Product	26	26
Software subscription and services	7	7
Total cost of revenue	33	33
Gross profit	67	67
Operating expenses:
Research and development	25	29
Sales and marketing	53	72
General and administrative	20	24
Operating loss	(31)	(58)
Interest income	—	—
Interest expense	—	(3)
Other income (expense), net	—	—
Loss before income taxes	(31)	(61)
Income tax provision	—	—
Net loss	(31)%	(61)%

Revenues

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Revenues:
Product	$32,456	$20,480	$11,976	58%
Software subscription and services	7,672	5,337	2,335	44%
Total revenue	$40,128	$25,817	$14,311	55%

Percentage of revenues:
Product	81%	79%
Software subscription and services	19%	21%
Total	100%	100%

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Revenue by geographic region:
Americas	$24,360	$14,093	$10,267	73%
EMEA	12,014	9,126	2,888	32%
APAC	3,754	2,598	1,156	44%
Total revenue	$40,128	$25,817	$14,311	55%

Percentage of revenue by geographic region:
Americas	61%	55%
EMEA	30%	35%
APAC	9%	10%
Total	100%	100%

Revenue increased $14.3 million, or 55% for the three months ended March 31, 2016 as compared with three months ended March 31, 2015, due to the increasing demand for our products and software subscription and services offerings. For the three months ended March 31, 2015, revenue was primarily impacted due to a pause in demand in U.S. education business due to various aspects and timing of the Federal E-Rate program.
The increase in our product revenue was primarily the result of an aggregate increase in product unit shipments largely driven by sales of our intelligent Wi-Fi access points.
The increase in our software subscription and services revenue of $2.3 million in the three months ended March 31, 2016 compared with the three months ended March 31, 2015, was primarily driven by the increase in sales of PCS and SaaS, including our HiveManager NG cloud management platform, in connection with increased sales of products and an increase in the number of our end-customers, and our recognition of deferred revenue in the period.
The Americas and EMEA accounted for the majority of our total revenue, and the increase of revenue in both regions was primarily due to increased demand for our products in these regions. Our total number of end-customers increased from approximately 20,000 as of March 31, 2015 to approximately 25,000 as of March 31, 2016.
Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Cost of revenues:
Product	$10,439	$6,808	$3,631	53%
Software subscription and services	2,903	1,828	1,075	59%
Total cost of revenues	$13,342	$8,636	$4,706	54%

Gross margin:
Product	67.8%	66.8%
Software subscription and services	62.2%	65.7%
Total gross margin	66.8%	66.5%
We primarily attribute the increase in our cost of product revenue to an increase in sales of our products. We primarily relate the increase in our cost of software subscription and services revenue to an increase in cloud operations and support personnel headcount as well as the amortization of our capitalized cloud service platform.
The increase of our product gross margin was primarily due to the product mix. The decrease in our software subscription and services gross margin was primarily due to the amortization of our capitalized cloud service platform, offset by higher growth in our software subscription and services revenue than our related cost of delivering these software subscription and services.
Research and Development

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Research and development	$10,210	$7,510	$2,700	36%
% of revenue	25%	29%

The increase in our research and development expenses was primarily due to an increase of $2.6 million personnel and related costs, including stock-based compensation expense of $0.4 million, driven by our increased research and development headcount to support continued investment in our future product and service offerings, and a $1.5 million higher capitalized personnel and related costs, including wages, bonuses and stock-based compensation, for development of our cloud services platform in the three months ended March 31, 2015. In April 2015, we completed and launched HiveManager NG, our cloud services platform and began to amortize the capitalized development costs as part of the cost of software subscription and services, over an estimated useful life of five years.
We expect our research and development costs to continue to increase over time in absolute dollars, as we continue to invest in developing new products and new versions of our existing products.
Sales and Marketing

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$21,068	$18,495	$2,573	14%
% of revenue	53%	72%

The increase in our sales and marketing expenses was primarily due to increases in personnel and related costs of $2.4 million, including increased headcount, bonuses, stock-based compensation expense and higher commissions. Our sales and marketing expenses also increased due to higher marketing program expenses and increases in our other sales and marketing related activities. We expect that sales and marketing expenses will continue to increase over time in absolute dollars as we continue to add sales personnel and continue marketing programs.
General and Administrative

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
General and administrative	$7,895	$6,247	$1,648	26%
% of revenue	20%	24%
The increase in our general and administrative expenses was primarily due to increases in litigation settlement expense of $1.2 million, primarily due to our class action complaint related to our Form S-1 filing, and stock-based compensation expense of $0.3 million. We expect that general and administrative expenses will continue to increase over time in absolute dollars due primarily to costs associated with being a public company and to support the growth in our business.
Interest Expense

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Interest expense	$(126)	$(754)	$628	(83)%
Interest expense primarily consisted of interest expense from our loan credit facilities. The decrease in our interest expense for the three months ended March 31, 2015 was primarily due to the repayment of outstanding obligations under TriplePoint Capital LLC term loan credit facility in the first quarter of 2015, partially offset by additional borrowing from Silicon Valley Bank under the revolving credit facility as the interest rate is lower under the Silicon Valley Bank revolving credit facility than the former TriplePoint Capital LLC term loan credit facility. See Note 4 of our consolidated financial statements included elsewhere in this Form 10-Q for more information about our debt.
Other Income (Expense), Net

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$16	$135	$(119)	(88)%
The change in our other income (expense), net was not significant.

Liquidity and Capital Resources
Capital Resources
As of March 31, 2016, we had cash and cash equivalents of $41.4 million and short-term investments of $44.8 million. $84.7 million of our cash, cash equivalents and short-term investments were held within the United States.
As of March 31, 2016, we had $20.0 million of outstanding debt, under our revolving credit facility with Silicon Valley Bank, and we were in compliance with all covenants under our loan agreement with Silicon Valley Bank. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced product and service offerings, the costs to ensure access to adequate manufacturing capacity, and the level of market acceptance of our products. However, we may be required to raise additional funds in the future through public or private debt or equity financing to meet additional working capital requirements. We cannot assure our stockholders that this additional financing will be available to us or, if available, will be on reasonable terms and not dilutive to our stockholders. If adequate funds are not available on acceptable terms our business and operating results could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(3,322)	$(2,940)
Net cash used in investing activities	(43)	(2,241)
Net cash used in financing activities	(988)	(203)
Net decrease in cash and cash equivalents	$(4,353)	$(5,384)
Operating Activities
We recently demonstrated positive cash flow in our third and fourth quarters of our fiscal 2015. However, we have historically experienced negative cash flows from operating activities as we continue to invest in our business, which we again experienced in our first quarter of fiscal 2016. Our largest uses of cash from operating activities is for employee-related expenditures and purchases of finished products from our contract manufacturers. Our primary source of cash flows from operating activities is cash receipts from our channel partners. Our cash flows from operating activities will continue to be affected principally by the extent to which we grow our total revenue and our operating expenses, primarily in our sales and marketing and research and development functions, in order to grow our business.
For the three months ended March 31, 2016, operating activities used $3.3 million of cash as a result of our net loss of $12.5 million, partially offset by non-cash charges of $5.9 million and a net change of $3.3 million in our net operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $4.9 million and depreciation and amortization expense of $0.9 million. The net change in our net operating assets and liabilities was primarily due to a $1.9 million decrease in accounts receivable, $1.0 million increase in deferred revenue as a result of an increase in sales of PCS and SaaS and an increase of $5.7 million in accrued liabilities, partially offset by an increase of $3.6 million in prepaid expenses and other current assets, increase of $0.7 million in cash used for inventory purchases, $0.7 million decrease in accounts payable and $0.4 million increase in other assets. Our days sales outstanding, or DSO, was 47 days for the three months ended March 31, 2016, which we calculate by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.
For the three months ended March 31, 2015, operating activities used $2.9 million of cash as a result of our net loss of $15.8 million, partially offset by non-cash charges of $4.7 million and a net change of $8.1 million in our net operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $3.8 million and depreciation and amortization expense of $0.6 million. The net change in our net operating assets and liabilities was primarily due to a $7.1 million decrease in accounts receivable, a $2.5 million increase in accounts payable, and a $1.7 million increase in deferred revenue as a result of an increase in sales of PCS and SaaS, partially offset by an increase of $3.0 million in cash used for inventory purchases. Our DSO, was 61 days for the three months ended March 31, 2015.

Investing Activities
Our investing activities have primarily consisted of purchases of property and equipment, capitalized internal-developed software for our cloud service platform, and purchases and sales of marketable securities.
For the three months ended March 31, 2016, cash used in investing activities was primarily attributable to purchases and sales of marketable securities of $2.4 million and $4.2 million, respectively, cash used to purchase investment in a privately held company of $1.5 million and purchases of property and equipment of $0.3 million, relating primarily to manufacturing, research and development lab equipment.
For the three months ended March 31, 2015, cash used in investing activities was $2.2 million, primarily attributable to capitalization of internal software development costs for development of our internal-developed software for our cloud service platform of $1.8 million, and purchases of property and equipment of $0.5 million, relating primarily to manufacturing, research and development lab equipment and purchased software. The capitalization of internal software development costs for our cloud service platform represents personnel and related costs including wages and bonuses. We started to capitalize costs for the development from December 2013. In April 2015, we completed and launched HiveManager NG, our cloud service platform, and started to amortize the capitalized costs as part of the cost of software subscription and services, over an estimated useful life of five years.
Financing Activities
Our financing activities have primarily consisted of issuance of debt, proceeds from exercises of stock options and proceeds from employee stock purchase plan, and repurchase of treasury shares.
For the three months ended March 31, 2016, financing activities used $1.0 million of cash, primarily as a result of a $0.8 million cash used for repurchase of treasury shares, $0.3 million cash used for tax withholdings on vesting of restricted stock units, offset by $0.1 million in proceeds from exercise of stock options.
For the three months ended March 31, 2015, financing activities used $0.2 million of cash, primarily as a result of $0.3 million in proceeds from exercises of stock options, offset by $0.5 million cash we used for tax withholdings on vesting of restricted stock units. As of March 31, 2015, we paid-off in full the $10.0 million outstanding under our term loans with TriplePoint Capital LLC and borrowed an additional $10.0 million, for a total of $20.0 million, under our revolving credit facility with Silicon Valley Bank.
Debt Obligations
In June 2012, we entered into a revolving credit facility with Silicon Valley Bank. Our revolving credit facility is collateralized by substantially all of our property, other than our intellectual property. Prior to March 31, 2015, the revolving credit facility bore monthly interest at a floating rate equal to the greater of (i) 4.00% or (ii) prime rate plus 0.75%. By amendment in March 2015, interest on the credit facility was adjusted as of March 31, 2015 to a floating rate equal to the lesser of (i) LIBOR rate plus 2.25% or (ii) prime rate minus 0.5%. In November 2015, we further amended the revolving credit facility to revise the floating interest rate to the lesser of (i) LIBOR rate plus 1.75% or (ii) prime rate minus 1.0%, which is effective January 1, 2016. The weighted average interest rate of the revolving credit facility was 2.79% and 3.96%, for the three months ended March 31, 2016 and 2015, respectively.
The revolving credit facility currently provides, among other things, (i) a maturity date of March 31, 2017; and (ii) a revolving line up to $20.0 million, subject to certain conditions.
The revolving credit facility contains customary negative covenants which, unless approved by SVB, limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate, as well as requires us to maintain a minimum adjusted quick ratio of 1.25 to 1.00 as of the last day of each month and to demonstrate minimum cash balances in order to have access to the available borrowing. The revolving credit facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults arising from inaccuracy of representation and warranties. Upon an event of default, the lenders may declare all or a portion of the outstanding obligations payable by us to be immediately due and payable and exercise other rights and remedies provided under the credit facility. During the existence of an event of default, interest on the obligations under the credit facility could be increased by 5.0%. As of March 31, 2016, $20.0 million remains outstanding under the revolving credit facility and we were in compliance with these covenants.

We have been using the amount drawn under the revolving credit facility for working capital and general corporate purposes.
Off-Balance Sheet Arrangements
Through March 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, short-term investments and our outstanding debt obligations. We had cash, cash equivalents and short-term investments of $86.1 million and $92.3 million as of March 31, 2016 and December 31, 2015, respectively. We held these amounts primarily in bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We have outstanding debt of $20.0 million as of March 31, 2016, consisting of our borrowing under our revolving line of credit. The revolving line of credit bears interest at a variable rate.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have a material impact on our financial statements.
Foreign Currency Risk
We denominate all of our sales in U.S. dollars and, therefore, our revenues are not currently subject to significant foreign currency risk. However, the exchange rate of the U.S. dollar to foreign currencies has strengthened significantly as of late, which could make the price of our products outside the United States less competitive, reducing our sales or requiring us to lower pricing for our products outside the United States in order to maintain sales and revenue performance. Our operating expenses are denominated in the currencies of the countries in which our operations are located, including in EMEA and APAC, and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not used derivative financial instruments to mitigate our exposure to foreign currency exchange risks. A hypothetical 10% change in foreign currency exchange rates applicable to our business would have an insignificant impact on our consolidated financial statements.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In February 2016, we indicated that we believe we can achieve quarterly non-GAAP operating profitability in 2016, based on revenues in the range of $50 million to $51 million, and that we expect to meet this objective through a combination of revenue growth and controlled operating expenses. However, we have a history of losses and we have never achieved profitability on a quarterly or annual basis, and we cannot predict with certainty whether or when we might be profitable in the foreseeable future. We experienced net losses on a GAAP basis of $29.0 million, $44.2 million and $12.5 million for fiscal years 2014, 2015 and the three months ended March 31, 2016, respectively. As of March 31, 2016, our accumulated deficit was $202.9 million. We expect to continue to incur expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel, including specifically personnel relating to sales and marketing, and investments in channel and product development and support. As such, we may not control our expenses sufficiently to achieve operating profitability on a non-GAAP basis even if we achieve quarterly revenue in the indicated range. If we fail to increase our revenue and manage our cost structure, we may not achieve or sustain profitability in the future. Once achieved, we may not be able to sustain or increase our profitability, at all or at levels our investors or industry analysts expect, or we may choose to continue to make investments in our operations which we feel will promote long-term growth but which will reduce near-term profitability. This could also require us to continue to use available cash to support our investments and ongoing operations. As a result, our business and prospects, and how investors view and value our common stock, would be harmed.
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
In addition, our planned expense levels depend in part on our expectations of future revenue. We may choose to increase levels of investment in areas such as R&D and sales and marketing, despite near-term fluctuations in revenue, in order to position us for continued growth. In addition, because any substantial adjustment to expenses to account for lower levels of revenue may be difficult and may take time to implement, we may not be able to timely reduce our costs sufficiently to compensate for a shortfall in revenue, even when we may anticipate the shortfall. In such instances, even a small shortfall or seasonal fluctuation in revenue could disproportionately and adversely affect our operating margin, operating results and use of cash for a given quarter.
Our operating results may also fluctuate due to a variety of other factors, both within and outside of our control and which we may not foresee, or which we may foresee but not effectively manage, including the changing and volatile domestic and international economic environments, and demand for our products in general and from any particular vertical which may be a target market for our products, and any of which may cause our stock price to fluctuate. In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include:

•
fluctuations in demand for our products and services, including seasonal variations, especially in the education vertical where purchasing in the United States is typically stronger in the second and third quarters and weakest in the first and fourth quarters, and where purchasing at any time may depend on the availability of funding, including fluctuations based on government sponsored initiatives, including specifically the timing and availability of funding for schools under the FCC’s E-Rate program and the decisions of schools to defer purchases in anticipation of the availability of such funding or due to a decision to delay product deployments;

•	the sequential seasonal expansion of our operating performance typically from the first quarter to the second quarter, and our ability to sustain that expansion in subsequent quarters;

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

•	delay in development and availability of component parts needed for development and timely introduction of our next-generation products and product features;

•	our ability to develop, increase and sustain sales capacity across all our sales territories;

•	changing market conditions;

•	changes in the competitive dynamics of our target markets, including new entrants, further consolidation and pricing trends;

•	variation in sales channels, product costs, prices or the mix of products we sell;

•	our contract manufacturers’ and component suppliers’ ability to meet our product demand forecasts on time, at acceptable prices, or at all;

•	our ability to develop and make more productive relationships with our channel partners and our channel partners’ ability to effectively develop sales opportunities and distribute our products;

•	the timing of our product releases or upgrades by us or by our competitors, such as next-generation products or product features;

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

•
the continuing strength of the U.S. dollar relative to the currencies of the countries of our VADs or end-customers who purchase our products, or our contract manufacturers or the component suppliers to our contract manufacturers, may require us to reduce pricing for our products outside the United States in order to maintain sales and revenue performance, or raise the cost we must pay to our manufacturers for our products, resulting in either case in lower revenue and/or gross margins for those products;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

•	growth in our headcount, including hiring related to our status as a public company and hiring to support any future growth in our business, especially skilled sales and engineering employees;

•	volatility in our stock price, which may lead to higher stock compensation expenses or harm our ability to effectively attract, incentivize and retain our employees using stock-based compensation;

•
the ability of our competitors, including those with greater financial resources, to introduce new products, product features and services more quickly and in response to end-customer demand and to drive down pricing on our products and services, which could materially reduce our revenue and gross margins;

•	our ability to achieve as of any particular period or over time a level of financial performance consistent with the expectations of our investors and industry analysts; and

•	general economic or political conditions in our domestic and international markets.

The effects of these factors individually or in combination creates unpredictability in our quarterly and annual operating results, our ability to forecast those results and our ability to achieve those forecasts. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of our investors or financial analysts for any period. We may release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, based on management predictions, which are necessarily speculative in nature. Our guidance may vary, and has varied, materially from actual results. For example, on October 13, 2014, we issued a press release announcing our preliminary results for the third quarter ended September 30, 2014, which were below our previously stated guidance primarily due to weaker-than-expected order volume. Similarly, on February 11, 2015, we provided a guidance range for revenue for our first quarter ending March 31, 2015, which was below the estimates of financial analysts at that time. On April 13, 2015, we provided a revised lower guidance range for our revenue for the quarter, primarily due to a combination of significantly lower-than-expected U.S. education business during the quarter, orders received late in the quarter that could not be recognized as revenue, and continued sales execution challenges. If our revenue or operating results, or the rate of growth of our revenue or operating results, fall below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated revenue or earnings forecasts. Our failure to meet our own or other publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but fall short of analyst or investor expectations, could cause our stock price to decline and expose us to costly lawsuits, including securities class action suits. Such litigation against us could impose substantial costs and divert of management’s attention and resources.

Our results are subject to quarterly seasonal variances, which make it difficult to compare or forecast our financial results on a quarter-by-quarter basis.
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
Our year-over-year revenue grew 10% from 2014 to 2015 and 28% from 2013 to 2014. The slowing rate of our revenue growth may continue as the general demand for wireless networking in the industry verticals that we target, or demand for our products in particular, may grow at a slower rate than we anticipate or not at all. For example, enterprises may rely more heavily upon cellular connectivity, whose speed and convenience may grow rapidly in coming years, while costs decline. The wireless networking radio spectrum may become more crowded, reducing performance of wireless networking devices.
Part of our strategy depends upon expanding sales of our cloud-managed wireless networking, switching and routing products to medium and large enterprise headquarters, branch offices and teleworkers. In addition, we intend to develop our next-generation cloud services platform as a basis for data services and data-analytic applications. Sales of such products, services and applications to enterprise end-customers typically require long sales cycles and are subject to price sensitivity. Moreover, many potential end-customers in the enterprise market have substantial network expertise and experience, which may require a more-costly and sophisticated marketing and sales strategy. It is unclear whether our end-customers will pay for data analytics or other SaaS services we expect to provide or, instead, require us to provide them as enhancements to our support offerings (at no cost to them or incremental revenue to us).
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
A significant portion of our revenue is concentrated in the education vertical. The majority of our sales in education is concentrated in both public and private K-12 institutions. This vertical is characterized by long sales cycles and often requires additional sales efforts. In addition, this vertical typically operates on limited budgets, and depends on annual budget approvals, which add additional uncertainty to the sales cycle. For example, the U.S. federal government is providing supplemental funding to local school districts in conjunction with its E-Rate initiative to assist districts to upgrade their technical infrastructure, including Wi-Fi infrastructure. The announced incremental federal funding is significant and available over a five-year period, which began in the second half of 2015. However, this program, its eligibility criteria, the timing and specific amount of federal funding actually available and which Wi-Fi infrastructure and product sectors will benefit, are subject to federal program guidelines and funding appropriations, which can change from year-to-year. Corresponding funding appropriation by respective states and local districts is also uncertain and, even upon such appropriation, local districts must still then submit and have approved applications consistent with the final timing and eligibility requirements of the federal program for that annual funding cycle. We also believe that the prospect of federal funding available each annual cycle continues to cause some K-12 institutions to delay or defer near-term transactions they might otherwise make during the cycle to purchase our products.

Purchases made by schools before April 1, 2015 were not eligible for E-Rate funding and actual E-Rate funding was not released to schools and libraries to fund transactions until after July 1, 2015. In order to be eligible for funding during a particular annual funding cycle the schools and libraries must then receive a Funding Commitment Decision Letter. We believe that based on the availability of this federal funding end-customers in the education vertical typically defer purchases until they secure E-Rate funding and receive a specific funding commitment letter. As a result, beginning in 2015, E-Rate amplified the historical sequential decline in product revenue we previously experienced from the fourth quarter into the first quarter and shifted spending from the first half of the year into the second half of the year, and even into the following year. We believe such deferrals and delays caused increased seasonal variations during our fiscal 2015 in demand for our products and services in the education vertical, making more difficult our ability to forecast our operating performance and achieve revenue and other operating results based on those forecasts. For example, the sales results for our first fiscal quarter 2015 were below expectations, primarily due to a pause in demand in U.S education business due to such various aspects and timing of the Federal E-Rate program. We also saw K-12 spending shift from the first half of the year into the second half of the year, and into our fiscal 2016 as well. We believe such deferrals and delays will continue during our fiscal 2016, as we expect that during the 2016 annual E-Rate funding cycle certain end-customers in the education vertical could decide further to delay purchasing and decisions to deploy their networks, which could also defer their purchasing decisions to the second half of 2016 and into 2017. In addition, the period in 2016 for districts to submit Form 471 funding requests was extended this year, compared to 2015. This has reduced our visibility early in the year to the level of E-Rate funding we may expect for Aerohive-related transactions over 2016, and specifically in our second and third quarters of 2016. Delaying federal funding approvals to later in our second quarter of 2016 also increases the risk that we may not be able to process at the end of the quarter the number of transactions required in order to achieve our expected revenue, or that transactions we expect in the current quarter are delayed to subsequent quarters. It is also possible under the federal program for schools which have filed Form 471 forms specifying Aerohive products to cancel such awards prior to placing product orders, and to re-apply in 2016 under the program for a different or larger implementation, with new orders which may be with us or one of our competitors.
These delays and potential changes will continue to impact our revenue forecasts and create greater uncertainty regarding our operating performance for these periods. We expect our historical seasonality to continue in 2016 and again to be amplified, as was the case in 2015, by the availability of project funding and timing of such funding under the E-Rate program. For example, our sequential decline in our product revenue in our first quarter of fiscal 2015 was greater than we have historically experienced. This was the case also with our first quarter fiscal 2016.  It is possible that revenue we would expect to see in our second quarter ending June 30, 2016 could similarly be deferred to later in the year, as we experienced in 2015. These are specific examples of the many factors which add additional uncertainty to our future revenue from our education end-customers.
Our sales cycles often require significant time, effort and investment and are subject to risks beyond our control.
Our sales efforts can take several quarters, and involve educating our potential customers about the applications and benefits of our products, including the technical capabilities of our products and associated applications and services, and recruiting and developing our channel partners. In our less developed sales territories, including newly developing territories and those existing territories where we continue to respond to turn-over, we continue to experience slower-than-expected sales growth. We continue to invest in these territories, but which further investment may take significant time and effort in order to realize growth. Sales to the education vertical are an important channel for us, and can involve an extended sales cycle. In addition, sales to our enterprise customers may also involve an extended sales cycle, and often initial purchases are small. Purchases of our products are also frequently subject to our end-customers’ budget constraints, multiple approvals, unplanned administrative processing and other risks and delays. Moreover, the evolving nature of the market may lead prospective end-customers to postpone their purchasing decisions pending resolution of wireless networking or other standards, or wait for adoption of technology developed by others. In addition, we pay our sales staff commissions upon receiving orders; however, we typically recognize revenue on products only after the products are shipped to end-customers, or until certain other terms of sales are satisfied. As a result, some of the cost of obtaining sales, including manufacturing costs and expenses due to sales commissions, may occur in a fiscal period prior to the fiscal period in which we may recognize revenue from the sale, which may cause additional fluctuations in our operating results and cash flows and balances from quarter to quarter.
We need to develop new products and continue to make enhancements to our existing products to remain competitive in a rapidly changing market.
The technology and end-customer demands in the wireless networking market change rapidly, which requires us to continuously develop and release new products and product features and associated applications and services. We must continuously anticipate and adapt to our end-customers’ needs and market trends, and continue to make investments to develop or acquire new products, applications and services that meet market demands, technology trends and regulatory requirements. If our competitors introduce new products, applications and services that compete with ours, we may be required to reposition our product offerings or introduce new products in response to such competitive pressure. If we fail to develop new products, product enhancements applications or services, or fail to effectively manage the transition of our end-customers to these new products, product enhancements, applications or services, or our end-customers or potential end-customers do not perceive our products, product enhancements, applications or services to have compelling technical advantages, our business and prospects could be adversely affected, particularly if our competitors are able to introduce solutions at lower prices and/or with increased functionality.
Developing our products is challenging and involves substantial commitment of resources and significant development risk. Each phase in our product development presents serious risks of failure, rework or delay, any one of which could impact the timing and cost-effective development of products, and each of which could affect our ability to take advantage of a business opportunity or could jeopardize end-customer acceptance of the product. We have experienced in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. For example, we are currently developing the next versions of our Wi-Fi hardware, including our .11ac “Wave 2” products and our HiveManager NG cloud services platform providing cloud-delivered network management applications and on-premises network management, as well as supporting data structures, analytics and APIs. We also recently announced programs to develop new data analytics services and API platforms. These are complex technical undertakings and subject to many variables and risks of delay. For example, we announced in August 2015 that our Wave 2 .11ac products, which we had expected to be commercially available in the second half of 2015, would not likely be available until early 2016. This delay was due to delays in the product’s development and the availability to us of a component part essential to our development and release of the product. In addition, the introduction of new or enhanced products requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices, and ensure that new products can be timely delivered to meet our end-customers’ demand and to limit inventory obsolescence. Further, after delivery of new products we may identify and must timely address performance issues as the products are used in the field in a particular environment or at scale which we could not replicate or did not anticipate during development. Our end-customers may also defer decisions to purchase our existing products in anticipation of our expected release of a next-generation product. For example, our end-customers who might otherwise have made decisions in 2015 or in our first quarter of fiscal 2016 to purchase our existing products may have deferred their purchases until later in 2016 in anticipation of our release of our Wave 2 products, and/or allow to these products to mature in the field. This may particularly be true of our K-12 end-customers, who are more inclined to adopt new radio technologies quicker than enterprise customers who are more inclined to deploy more-proven technologies and products. In addition, some competitors announced earlier in 2015 availability of their first Wave 2 products. Existing or potential customers considering our existing products or future availability of our Wave 2 products may elect instead to purchase competitor products currently or earlier available. We also may not correctly anticipate customer interest in or demand for our data analytics services or API platforms, or our customers may expect that we provide these additional services as part of our existing product support (and at no cost to them or incremental revenue to us). If we do not carefully manage the timing of our new products or product feature releases, and effectively support the new products and product feature releases, we could interfere with our end-customers’ continued purchases of our legacy product offerings and disrupt the pricing environment for our new and legacy products, which could drive down our revenues and operating margins. As a result, we may not be successful in modifying our current products or introducing new products in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results and prospects would be materially harmed.
Our gross margin will vary over time and may decline in the future.
Our gross margin was 66.8% and 66.5% for our first quarters of fiscal 2016 and 2015, respectively. Our gross margin will vary over time, may be difficult to predict and may decline in future periods. Our gross margins also vary across our product lines and, therefore, a change in the mix of products our end-customers purchase would likely have a significant impact on our gross margins. We may face additional competition for these products, either by introduction of new products by new or existing competitors, or by our end-customers using lower-priced products, including our own, which are becoming increasingly more sophisticated.
The exchange rate of the U.S. dollar to foreign currencies has strengthened significantly of late, which may require us to reduce pricing for our products outside the United States in order to maintain sales and revenue performance, but as a result at lower gross margins for those products.
In addition, the market for wireless networking products is characterized by rapid innovation and declining average sales prices as products mature in the market place. Even if we are successful in launching new products, competition may continue to increase in the market segments in which we compete, which would likely result in increased pricing competition. To retain our average margins, we are required to continuously update our products and introduce new products and reduce our manufacturing and sales-related costs and expenses, and we could fail to accomplish this. In addition, the sales prices for our products and services may decline for a variety of reasons, including sales strategy, competitive pricing pressures, customer demand, discounts, a change in our mix of products and services, including seasonal changes in our end-customers’ ordering practices, anticipation of the introduction of new products or services and decisions by end-customers to defer purchases, or promotional programs. For example, we may introduce new products or offerings, such as our .11ac AP130 access point which we announced in April 2015 or our AP250 and 245X access points we announced in April 2016, at lower price points than competitive offerings or our own legacy offerings to help drive the adoption of our new products and this may adversely affect our revenues and operating margins. Larger competitors, such as Cisco/Meraki, Hewlett-Packard/Aruba and, following its recently announced acquisition of Ruckus Networks, Brocade, with significantly greater financial, sales and engineering resources and/or more diverse product and service offerings may reduce the price of their products or services that compete with ours or may bundle them with other products and services. If we do not similarly reduce our product manufacturing costs, our margins will decline. Alternatively, we would need to reduce our prices for such products or services in order to remain competitive, which would also cause our margins (and revenue) to decline. Any such declines in our gross margins or revenue could have an adverse impact on the value of our common stock.
As a result of being a public company, we need to further develop and maintain our internal control over financial reporting. If our internal control over financial reporting is not effective, it may adversely affect investor confidence in our company.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include a disclosure of any material weaknesses identified by our management in our internal control over financial reporting.
We continue to develop our system and documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete on an annual and ongoing basis our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.
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
Most of our end-customers utilize our cloud-managed networking platform to access our applications through the Internet, rather than access our application through a physical device or virtual machine that our end-customers host on their premises. As our business grows, we must increase the capacity of our cloud-managed solutions and continue to develop new and innovative solutions that meet the needs of our end-customers. Demand for our cloud-managed solutions could decline if we are not able to offer sufficient capacity or if confidence in the security of cloud-managed solutions in general, or our platform in particular were to decline. In addition, a significant feature of our platform will increasingly be the ability to collect and analyze user data through applications specific to particular industry vertical and use cases. Regulatory changes relating to the use of end-customer data, including requirements relating to data privacy and security, or shifting societal norms regarding data privacy and security, could affect market demand for, and our ability to deploy, our platform. Moreover, although our end-customers do not immediately lose network functionality if cloud-connectivity fails, if our ability to deliver services through the cloud were interrupted repeatedly or for an extended period, our reputation could be damaged and confidence in our platform would likely decline, causing our revenue to decline.
We plan to target new industry verticals and geographies to diversify our end-customer base and expand our channel relationships, which could result in higher research and development and sales and marketing expenses, and if unsuccessful could reduce our operating margin.
Part of our strategy is to target new industry verticals and geographies. Currently, we focus a significant portion of our business on the education and retail verticals, and to a lesser extent healthcare, which may depend on developing new products targeted to such sectors. Specifically, we intend to invest in the development of data applications and analytic capabilities which we feel may be attractive to our end-customers, particularly in the retail vertical. In addition, we also plan to continue to expand to additional countries beyond those in which we currently operate. We also intend to develop new channel relationships to reach additional end-customers to further diversify our revenue base. Targeting new industry verticals and geographies and developing customized products, data applications and partnerships, including our channel partners, targeted to these industry verticals and geographies may be expensive, require us to attract, train, develop, integrate and retain qualified employees and key sales personnel, and increase our research and development costs, as well as our sales and marketing expenditures. We must also further develop and make more productive relationships with our channel partners and our channel partners’ ability to effectively market, distribute and support our products, which requires specific investments and additional dedicated resources. We do not know if we will be successful in any of these efforts, or whether the level of success we achieve will justify the additional spending and specific investments and dedicated resources required. For example, we announced in April 2015 a new relationship with Dell Inc., whereby Dell became a reseller of Aerohive’s Wi-Fi and cloud services. In September 2015, we announced with Brocade and Juniper Networks collaborations that allow us to meet in the channel and co-sell a combined wired and wireless solutions to our end-customers. In February 2016, we announced a partnership with SYNNEX Corporation, as a value-added distributor of our products in the United States and Canada. To support these relationships, we will need to continue to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings, which could distract management’s attention and divert existing resources from our current business. There is no assurance that these relationships will identify significant or new market opportunities or growth incremental to our existing business, if at all or at a level to justify our investments. If our channel strategy, or particular channel partner initiatives or investments, such as with Dell or others we may identify, are unsuccessful, our revenue performance and operating margin would be harmed, which could adversely affect the value of our common stock.
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
Our value-added distributors' stock inventory of our products, and are entitled in certain circumstances to limited stock rotation rights, which could cause us to accept the return of products and expose us to the risks of higher costs.
We previously granted our value-added distributors, or VADs, limited stock rotation rights, which could require us to accept stock back from a VAD’s inventory under certain circumstances. We are in the process of transitioning our contractual relationships with certain of our VAD to remove stock rotation rights. However, under certain pre-existing agreements, a VAD may have a right to return a portion of products which the VAD purchased within the prior six months. Although we only recognize revenue upon shipment to the end-customer, if we are required to accept returns of obsolete or slower moving inventory, our costs would increase and our operating results could be harmed. If our forecasts were inaccurate we could have higher costs, lower revenue or otherwise suffer adverse financial consequences, including holding obsolete or slower moving inventory.

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
Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply and timing. Any manufacturing or shipping disruption by these third parties could severely impair our ability to fulfill orders. If we are unable to manage our relationships with these third parties effectively, or if these third parties suffer delay or suffer manufacturing disruptions for any reason, experience increased manufacturing lead-times, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery and quality purposes, our ability to ship products to our end-customers would be severely impaired and our reputation and our relationship with our VADs and end-customers would be seriously harmed. Additionally, labor unrest or disruption to trade or the expected movement of our product could delay delivery of our products by third parties, or by us to our channel partners and end-customers, which could significantly delay revenue or increase our costs and in ways we cannot currently anticipate. Any natural disaster, political instability, labor disruption or foreign relationship crisis could also disrupt these relationships or delay delivery of our products.
We do not have long-term agreements with certain of our original design manufacturers. These manufacturers typically fulfill our supply requirements on the basis of individual orders. We also do not have long-term contracts with our third-party manufacturers that guarantee capacity, the continuation of particular pricing terms or the extension of credit limits. Accordingly, our third-party manufacturers are not obligated to continue to fulfill our supply requirements, which could result on short notice to us of supply shortages and increases in the prices we are charged for manufacturing services. In addition, as a result of global financial market conditions, natural disasters, labor disruption or other causes, it is possible that any of our manufacturers could experience interruptions in production, cease operations or alter our current arrangements. If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes, or on current or acceptable terms, we will be required to identify one or more acceptable alternative manufacturers.
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
Moreover, we currently depend on a single source or limited number of sources for several components for our products. For example, each of our products typically incorporates third-party components that have no more than two suppliers. In some instances, we may have a sole-source for critical components, such as PCBA or semiconductor components. If our manufacturing partners were unable to obtain such components for any reason, they would be unable to manufacture such product. We have also entered into license agreements with some of our suppliers for technologies used in our products, and the termination of these agreements, which can generally be done on relatively short notice, could have a material adverse effect on our access to these technologies and, thus, on our business. Termination of these agreements could also make technology used in or developed for our products available to our competitors. If any of those manufacturing agreements was terminated, we could experience significant supply disruptions and be required to redesign some of our products in order to incorporate technology from alternative sources, and any such termination of the agreement, disruption in supply and redesign of certain of our products could materially and adversely affect our business and operating results.
Because there are no other sources currently identified and qualified for certain of our components, if we lost any of these suppliers or licenses we could be required to transition to a new supplier or licensor, which could increase our costs, result in delays in the manufacturing and delivery and increase in the cost of our products or cause us to carry excess or obsolete inventory. Poor quality in any of the components in our products, including especially those with limited or sole-sourcing, could also result in lost sales or lost sales opportunities. If the quality of the components does not meet our or our end-customers’ requirements, if we are unable to obtain components from our existing suppliers on commercially reasonable terms, or if any of our limited solely sourced component suppliers ceases to remain in business or to continue to manufacture such components, we could be required to redesign our products in order to incorporate components or technologies from alternative sources. The resulting stoppage or delay in selling our products and the expense of securing and qualifying alternative sources or redesigning our products could result in significant manufacturing and development costs, delayed or lost sales opportunities and damage to customer relationships, which would adversely affect our reputation, business and operating results.
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
Our channel partners consist primarily of VADs and VARs. We believe that establishing and maintaining successful relationships with these channel partners is, and will continue to be, important to our financial success. Recruiting and retaining qualified channel partners and training them in our technology and product offerings require significant time and resources. Additionally, we need to recruit and develop different qualified channel partners for different geographic regions and markets. To develop and expand our channel, we must continue to scale and improve our processes and procedures that support our channel partners, including investment in systems and training. Additionally, we will increasingly focus our resources and attention on those channel partners best able to help us meet our growth expectations. As a result, the total number of our channel partners may over time not maintain current growth rates or may even decline.
Existing and future channel partners will only work with us if we are able to provide them with competitive products at prices and on terms that are attractive to them. If we fail to maintain the quality of our products or to update and enhance them, and at reasonable pricing, existing and future channel partners may elect to work instead with one or more of our competitors.
We sell to our channel partners typically under a contract with an initial term of one or three years, with one-year renewal terms, based on compliance with our program requirements. Our contracts generally require payment by the channel partner to us within 30 to 45 calendar days of the date we issue an invoice for such sales. We typically do not have minimum purchase commitments from our channel partners, and our contracts with channel partners do not prohibit them from offering products or services that compete with ours, including products they currently offer or may develop in the future and incorporate into their own systems. Some of our competitors may have stronger relationships with our channel partners than we do and we have limited control, if any, as to whether those partners use our products, rather than our competitors’ products, or whether they devote resources to market and support our competitors’ products, rather than our offerings.
For example, we announced in April 2015 a new relationship with Dell Inc., whereby Dell became a reseller of Aerohive’s Wi-Fi and cloud services. In September 2015, we announced collaborations with Brocade and Juniper Networks that allow us to meet in the channel and co-sell a combined wired and wireless solutions to our end-customers. In February 2016, we announced a partnership with SYNNEX Corporation as a value-added distributor of our products in the United States and

Canada. To support these new relationships, we are continuing to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings.
The reduction in or loss by these partners of sales of our products could materially reduce our revenue. For example, in April 2016, Brocade announced it is acquiring Ruckus Wireless, one of our competitors, and it is unclear what affect that transaction will have on Brocade’s continuing investment in and support for its collaboration with us, and the level of business opportunities we might otherwise have expected to develop jointly with Brocade. If we fail to maintain relationships with our channel partners, fail to develop new relationships with other channel partners, including in new markets, fail to manage, train or incentivize existing channel partners effectively, fail to provide channel partners with competitive products on attractive terms, or if these channel partners are not successful in their sales efforts, our revenue may decrease and our operating results could suffer.
We may not successfully sell our products in new geographic regions or develop and manage new sales channels in accordance with our business plan.
We expect to continue to sell our products in new geographic markets where we do not have significant current business or existing territories where our business results may be uneven or opportunistic from quarter to quarter, as well as to target a broader customer base in existing or new territories and markets. To succeed in certain of these markets, we will need to develop and manage new sales channels and distribution arrangements, and attract, hire, train and retain sales personnel with relevant channel and distribution experience. We may need also to develop new product features or target new market segments, which could divert resources and attention from our existing products and target markets. In the past we have seen slower-than-expected growth in new and certain existing sales territories. Because we have limited experience in developing and managing such channels and territories and markets, we may not be successful in further penetrating certain geographic regions or reaching a broader customer base. Failure to develop or manage additional sales channels effectively would limit our ability to succeed in these markets and could adversely affect our ability to grow our business.
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
U.S. export control laws and economic sanctions programs also prohibit the shipment of certain products and services to countries, governments and persons that are subject to U.S. economic embargoes and trade sanctions. If we or our channel partners ship products to those targets or third parties provide our products to these targets, we could be subject to government investigations, penalties and reputational harm. Furthermore, any new embargo or sanctions program, or any change in the countries, governments, persons or activities targeted by such existing programs, could result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential end-customers, which could adversely affect our business and our financial condition.
Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.
As a public company, we are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, to diligence, disclose and annually report whether our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. We have incurred and will continue to incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities and expect to incur additional costs in the future to comply with these disclosure requirements. However, we rely on our manufacturing partners to select and source the component parts within our products. We do not choose or contract directly with the component parts providers and do not have contracts with these component parts suppliers. This absence of any relationship between us and the component suppliers makes significantly more difficult our ability to determine and report whether our products contain conflict minerals. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to alter our products, processes or sources of supply to avoid use of such materials.
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
Our success is substantially dependent upon the continued service and performance of our senior management team and other key personnel, including David K. Flynn, who is our Chief Executive Officer. Our employees, including our senior management team, are at-will employees, and therefore may terminate employment with us at any time with no advance notice. For example, in April, 2015, we announced that Tom Wilburn had joined our company as our Senior Vice President, Worldwide Field Operations. In August 2015, we announced that John Ritchie had joined us as our Senior Vice President, Chief Financial Officer. The loss of any members of our senior management team or other key personnel, or the failure to attract replacement personnel, as needed, or the transition of newly hired senior management and changes they may make to our operations could have a materially adverse effect on our operations and could lead to higher labor costs, and involve significant time and costs in finding replacements, and potentially the use of less-qualified personnel. This may significantly delay or prevent the achievement of our business objectives. In addition, if any of our executives or other key employees were to join a competitor or form a competing company, we could lose customers, suppliers, know-how and key personnel and our business and product strategies and capabilities could be at risk and subject to disclosure, including to our competitors.

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
For our products to remain competitive, we may need to be able to demonstrate and assure that our products can be interoperated with cellular networks and mobile devices using wireless networking technology. These networks and devices have varied and complex specifications. To meet these requirements, we must continue to undertake development and testing efforts that require significant capital and employee resources. We may not accomplish these development efforts quickly or cost-effectively, or at all. If our products do not interoperate effectively, orders for our products could be delayed or cancelled, which would harm our revenue, gross margins and our reputation, potentially resulting in the loss of existing and potential end-customers. The failure of our products to interoperate effectively with cellular networks or mobile devices may result in significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer and end-customer relations problems. In addition, our end-customers may require our products to comply with new and rapidly evolving security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, such end-customers may not choose to purchase our products, which would harm our business, operating results and financial condition.
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
The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and these laws and regulations may be interpreted and applied inconsistently from within a country or country to country, and inconsistently with our current policies and practices, and may be contradictory with each other. Additionally, various federal, state, and foreign regulatory or other governmental bodies may issue rulings that invalidate prior laws, regulations, or legal frameworks in manners that may adversely impact our business. For example, the

European Court of Justice in October 2015 issued a ruling immediately invalidating the U.S.-E.U. Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European Union data protection laws. While we do not rely upon the U.S.-E.U. Framework for our transfer of European Union personal data to the U.S., there is significant regulatory uncertainty surrounding the future of data transfers from the European Union to the U.S. In addition to government regulation, privacy advocacy and industry groups have adopted and are considering the adoption of various self-regulatory standards and codes of conduct that, if applied to our, our partners or our end-customers’ businesses, may place additional burdens on us and our partners and end-customers, which may further reduce demand for our products, data platforms, applications and solutions and harm our business.
While we work to comply with all applicable privacy and data protection laws, regulations, standards, and codes of conduct, as well as our own privacy policies and contractual commitments to the extent possible, or failure by us to comply with these could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, demands that we modify or cease existing practices, damage to our reputation and loss of goodwill (both in relation to existing and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance and business. Privacy and data protection regulators within the United States, the European Union and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities. There are proposals to increase the maximum level of fines that European Union regulators may impose to the greater of €100 million or 5% of a company’s worldwide annual sales. Such fines are in addition to the rights of individuals to sue for damages in respect of any data privacy breach which has caused them to suffer loss. Such actions against our partners, including third-party providers of data analytics services, could also affect our operating performance, including demand for our products and cloud-managed solutions and, if these or other third-party vendors violate applicable laws or our policies, such violations may also put our end-customers’ information at risk and could in turn have a material and adverse effect on our business. Additionally, there is a risk that failures in systems designed to protect private, personal or proprietary data held by us will allow such data to be disclosed to or seen by others, resulting in potential regulatory investigations, enforcement actions, or penalties, remediation obligations and/or private litigation by parties whose data were improperly disclosed. There is also a risk that we could be found to have failed to comply with U.S. or foreign laws or regulations regarding the collection, consent, handling, transfer, or disposal of such privacy, personal or proprietary data, which could subject us to fines or other sanctions, as well as adverse reputational impact.
Evolving and changing privacy and data protection laws, regulations and societal norms, including evolving and changing definitions of personal data and personal information, within the United States, European Union, and elsewhere, especially relating to classification of IP addresses, MAC addresses, machine identification, location and tracking, data analytics and other information, may limit or inhibit our ability to operate or expand our business, including limiting our product and data application development and our strategic partnerships that may involve the collection, storage, analysis use and transmission of end-user data, thus reducing our and our stockholders' opportunity to benefit from the significant investments we are making in these areas. Even the perception of privacy concerns, failures to secure data, or inadequate data protection, whether valid and whether owing to any action or inaction on our part, may harm our reputation and inhibit adoption of our products, applications and services by current and future end-customers.
Our international operations expose us to additional business risks and failure to manage these risks may adversely affect our international revenue.
We derive a significant portion of our revenue from end-customers and channel partners outside the United States. For the three months ended March 31, 2016 and 2015, we attributed 43% and 49%, respectively, of our revenue to our international end-customers and channel partners. As of March 31, 2016, approximately 44% of our full-time employees were located outside of North America, with 28% located in China. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources.
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
To the extent we continue to expand our business globally, our success will depend, in large part, on our ability to effectively anticipate and manage these and other risks and expenses associated with our international operations. For example, political instability and uncertainty in the European Union and, in particular, the pending decision whether Britain as well as other countries may choose to exit the E.U. (Brexit) has slowed economic growth in the region and could further discourage near-term economic activity, including delay decisions to purchase Aerohive products. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, and business generally, adversely affecting our business, operating results and financial condition.
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
We have expanded our operations significantly since inception and anticipate that we may require further expansion to achieve our business objectives. For example, our revenue for the three months ended March 31, 2016 and 2015 was $40.1 million and $25.8 million, respectively, and our global headcount as of March 31, 2016 and 2015, was approximately 620 and 570 employees, respectively. The growth and expansion of our business and product offerings places a continuous and significant strain on our management, operational and financial resources. Any such future growth would also add complexity to and require effective coordination throughout our organization.
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
Our cash, cash equivalents and short-term investments were $86.1 million as of March 31, 2016, which we held as money market funds, U.S. treasury securities, commercial paper and investment-grade corporate debt with Moody's and S&P ratings of A-/A3 or better. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Any deterioration in the U. S. and global credit and financial markets is a possibility, which could cause losses or significant deterioration in the value of our cash, cash equivalents or possible investments. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents and possible investments, which may affect our ability to fund future obligations. Further, unless and until the current U.S. and global political, credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our business, operating results and financial condition.
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
Our corporate headquarters are located in Silicon Valley, and substantially all of our contract manufacturers are located in Asia, both regions known for seismic activity. A significant natural disaster, such as an earthquake, a fire or a flood, occurring near our headquarters, or near the facilities of our contract manufacturers, could have a material adverse impact on our business, operating results and financial condition. Despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins, denial of service attacks, ransomware and other disruptions and data security incidents arising from unauthorized tampering with our systems or our products or our data analytic solutions or from internal or external threats. In addition, natural disasters, acts of terrorism or war could cause disruptions in our or our end-customers’ or channel partners’ businesses, our suppliers’ and manufacturers’ operations or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy or incident response plan or comprehensive written information or data security plans in place and do not currently require that all our manufacturing partners have such plans or policies in place. To the extent that any such incidents or our failure to promptly or effectively respond result in delays or cancellations of orders or impede our suppliers’ and/or our manufacturers’ ability to timely deliver our products and product components, or the deployment of our products, our business, operating results and financial condition would be adversely affected. We do maintain what we believe are commercially reasonable levels of business interruption insurance. However, we cannot assure you that such insurance would be available to us or adequately cover our losses in the event of a significant disruption in our business.
Our existing headquarters lease will expire in September 2016 and we may not be able to secure alternative space.
Our existing real estate leases for our headquarters in Sunnyvale, California expire in September 2016. In conjunction with exiting the facilities, we will incur lease termination and facility restoration expenses which could be significant in upcoming quarters in 2016.
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
We may make investments in complementary companies, products or technologies, or form partnerships or joint ventures with third parties. For example, in January 2016, we lent $1.5 million in cash in the form of a promissory note issued by a privately held company which provides Wi-Fi application and analytics, which note we may convert into preferred shares of the privately held company upon certain circumstances.
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
On June 21, 2012, we entered into a revolving credit facility with Silicon Valley Bank, which we refer to, as amended, as our revolving credit facility. As of March 31, 2016, we have drawn $20.0 million under this revolving credit facility.
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
If our cash balances or cash flows decline due to any of the factors described in this “Risk Factors” section or otherwise, if we breach covenants under our credit facility or if there occurs a material adverse change in our business, we could be prohibited from further borrowing under the credit facility, our interest rates on the outstanding borrowings could increase and our obligation to repay principal amounts could be accelerated. Our failure to pay interest and principal amounts when due or comply with covenants could cause a default under the credit facility. Any such default could have a material adverse effect on our liquidity and financial condition. In the event of our liquidation, the lender would be repaid all outstanding principal and interest prior to distribution of assets to other unsecured creditors. Our holders of common stock would receive a portion of any liquidation proceeds only if all of our creditors were first repaid in full.
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
Our main competitors include general networking infrastructure vendors, such as Cisco/Meraki and Hewlett-Packard/Aruba Networks, whose broad networking portfolios include enterprise mobility solutions they have developed or acquired or may acquire in the future. In addition, Cisco and Apple announced in August 2015 a collaboration to improve the performance and experience of Apple iOS-based products when used on Cisco networks and operating systems. Further, in April 2016, Brocade announced it is acquiring Ruckus Wireless. Cisco and other vendors have also committed significant internal sales and marketing resources to increase their participation in the 2016 FCC’s E-Rate funding program for K-12 schools. Such vendors have significant sales and engineering resources and, along with the relationships they have formed, can offer customers and resellers a broader or more compelling portfolio of products and platform solutions than we can offer, which some customers may prefer, and can use their broader offerings to provide additional financial and technical incentives for customers to purchase their products. We also compete with independent Wi-Fi vendors, such as Ruckus Wireless, which announced in April 2016 its acquisition by Brocade Networks, who are primarily focused on wireless access products and may be a source of product innovation in the market. Such companies may expand their product offerings over time and, through such partnerships and acquisitions and with greater resources, are able more effectively and opportunistically to target emerging markets or market opportunities, becoming more difficult competitors for us. They are also able to develop broader suites of products, and provide a complete and integrated wired and wireless hardware solution may be preferable to our end-customers. We expect competition to intensify in the future as companies introduce new products into our markets, consolidate or broaden their product offerings or from partnerships of collaborations, including amongst our competitors and partners, which expand the breadth and compatibility of their product offerings. Ruckus announced in 2015, that they are developing access point products and applications intended for the enterprise, a market in which we currently compete. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, our market share, any of which would likely seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, there could be a material and adverse effect on our competitive position, revenue and prospects for growth.
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
There has been a trend toward industry consolidation in our markets for several years as companies attempt to strengthen or hold their market positions in an evolving industry, and as companies are acquired or are unable to continue operations. Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they individually had offered. For example, in November 2012, Cisco Systems acquired Meraki Networks. In 2014, Juniper Networks announced that it was exiting its wireless networking business as part of a strategic partnership with Aruba Networks. In April 2014, Zebra Technologies announced that it would buy the enterprise business of Motorola Solutions. In March 2015, Hewlett-Packard announced that it would acquire Aruba Networks. In July 2015, Fortinet, Inc. completed its acquisition of Meru Networks. In addition, Cisco and Apple announced in August 2015 a collaboration to improve the performance and experience of Apple iOS-based products when used on Cisco networks and operating systems. In October 2015, Ruckus announced its acquisition of CloudPath Networks, a provider of Wi-Fi onboarding technology, and in April 2016, Brocade announced it is acquiring Ruckus. Such or similar consolidation or strategic partnerships may continue in the future. The companies or alliances resulting from these possible consolidations may create more compelling or bundled or integrated product platforms, bringing together unified product, security and application offerings, as well as being able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, channel coverage, technology or product functionality. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized technology companies such as ourselves and, consequently, customers’ willingness to purchase from us. Companies that are our strategic alliance or channel partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors, with more efficient cost structures that are better able to compete as sole-source vendors for our end-customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results and financial condition.
Demand for our products and services depends in part on the continued growth of the industries in which we participate, and the failure of these industries to expand or the timing of their transactions could harm our operating results.
We currently target K-12 and higher education, retail, distributed enterprise and, to a lesser extent, healthcare end-customers. We sell into verticals such as finance, manufacturing, utilities, telecom, state and local government, transportation, legal, accounting, architecture, engineering and construction. In the event any of the specific sectors we target fails to expend on wireless networking, our operating results could be harmed. For example, the education sector is faced with limited resources to spend on technology purchases. In North America, the U.S. government’s E-Rate program starting on July 1, 2015 is expected to continue to provide a significant portion over the next several years of the funding used by schools to purchase our solutions. If this sector does not continue to expand expenditures on technology in general, and wireless networking in particular, our business could be harmed. If the E-Rate program is discontinued or receives a lower level of funding than we expect, or the share of funding our end-customers secure or direct toward purchasing our products is lower than we expect, our business could also be harmed. Cisco, Ruckus and other vendors have also committed significant internal sales and marketing resources to increase their participation in the 2016 FCC’s E-Rate funding program for K-12 schools. In addition, purchasing decisions by schools may depend on the availability or expectation of funding, including the timing and availability of funding for schools under the FCC’s E-Rate program. For example, in addition to our normal seasonality, we saw schools defer purchases to later 2015 (and into 2016), in anticipation of the availability of such funding and due to decisions to delay product deployment, including to accommodate school schedules. It is also possible under the federal program for schools which have filed Form 471 forms specifying awards for Aerohive products to cancel such awards prior to placing orders, and to re-apply in 2016 under the program for a different or larger implementation, which new order may be with us or one of our competitors. We believe such deferrals and delays increased seasonal variations in demand during our fiscal 2015 for our products and services in the education vertical, making more difficult our ability to forecast our operating performance and achieve revenue and other operating results based on those forecasts. The sales results for our first fiscal quarter 2015 were below expectations, primarily due to a pause in demand in U.S education business due to such various aspects and timing of the Federal E-Rate program. We also saw K-12 spending shift from the first half of the year into the second half of the year, and into our fiscal 2016. In addition, the period in 2016 for districts to submit Form 471 funding requests was extended this year, compared to 2015, which could affect the timing of federal funding approvals and district purchases. We believe such deferrals and delays will continue during our fiscal 2016, as we expect that during the 2016 annual E-Rate funding cycle certain end-customers in the education vertical could decide further to delay purchasing and decisions to deploy their networks, which could also defer their purchasing decisions to the second half of 2016 and into 2017. In addition, the period in 2016 for districts to submit Form 471 funding requests was extended this year, compared to 2015, which has reduced our visibility early in the year to the level of E-Rate funding we may expect for Aerohive-related transactions over 2016, and specifically in our second and third quarters. Delaying federal funding approvals to later in our second quarter of 2016 also increases the risk that we may not be able to process at the end of the quarter the number of transactions required in order to achieve our expected revenue, or that transactions we expect in the current second quarter are delayed to subsequent quarters. It is also possible under the federal program for schools which have filed Form 471 forms specifying Aerohive products to cancel such awards prior to placing product orders, and to re-apply in 2016 under the program for a different or larger implementation, with new orders which may be with us or one of our competitors.

These delays and potential changes will continue to impact our revenue forecasts and create greater uncertainty regarding our operating performance for these periods. We expect our historical seasonality to continue in 2016 and again to be amplified, as was the case in 2015, by the availability of project funding and timing of such funding under the E-Rate program. For example, our sequential decline in our product revenue in our first quarter of fiscal 2015 was greater than we have historically experienced. This was the case also with our first quarter fiscal 2016.  It is possible that revenue we would expect to see in our second quarter ending June 30, 2016 could similarly be deferred to later in the year, as we experienced in 2015. These are specific examples of the many factors which add additional uncertainty to our future revenue from our education end-customers.

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
Software subscription and services revenue, consisting of sales of new or renewal subscription and support and maintenance contracts, accounts for a significant portion of our revenue, comprising of 19% and 21% of total revenue for three months ended March 31, 2016 and 2015, respectively. Service revenue might decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our offerings, the prices, pricing and changes in the scope of our offerings, the prices of products and services offered by our competitors and reductions in our end-customers’ spending levels. We are developing and implementing systems to enable us better to track and timely identify renewal opportunities. If our sales of new or renewal subscription and support and maintenance contracts decline, or we are not able to manage efficiently increased support transaction volumes, including renewals, our revenue and revenue growth may decline and our business will suffer. In addition, we currently recognize service revenue ratably over the term of the relevant service period, which is typically one, three or five years. As a result, much of the service revenue we report each fiscal quarter is the recognition of deferred revenue from service contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time and the associated revenue we recognize could be lower in any particular quarter.
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
The trading price of our common stock has fluctuated substantially. From the date of our initial public offering in March 2014 through March 31, 2016, the high and low trading price for our common stock as reported by the New York Stock Exchange ranged between a high of $12.23 and a low of $3.43. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock, since you might not be able to sell your shares at or above the price you paid.
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

•
vesting of shares under RSU awards to our employees and delivery of shares our employees purchase under our ESPP, and related selling of such shares into the market to cover employee tax withholding obligations;

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
In addition, we utilize RSU awards as a significant component of the equity incentives we provide to our employees. Shares subject to these awards typically vest on March 1, June 1, September 1 and December 1 of each year. On each of these dates, we may withhold shares on behalf of employees to satisfy the minimum statutory tax withholding requirements or we may alternatively direct the sale of such shares into the market to generate cash sufficient to satisfy such withholding requirements. Our employees are also able to purchase shares of our common stock twice per year under our ESPP, which purchase dates currently are June 1 and December 1 of each year. Employees may choose then to sell a portion or all of such shares, including to generate cash sufficient to satisfy statutory tax withholding requirements they may have under local law. The coincidence of such sales of our common stock, concentrating on specific dates, may increase the typical or average trading volume of our common stock, and increase the volatility and degree of fluctuation in the trading price of our common stock. For example, on March 1, 2016, and for the several days thereafter, the average trading volume in our common stock, as reported by the NYSE, increased significantly, as did the degree of fluctuation in the trading price for our stock. We expect such increased trading volumes and related trading price volatility to be repeated, coinciding with future RSU vesting and ESPP purchase dates. Such trading volume and price volatility could create uncertainty amongst our investors or contribute to further stock price declines which may not be related to the actual performance of our business.
Insiders continue to have substantial control over us and will be able to influence corporate matters.
Our directors and executive officers and stockholders holding more than 5% of our capital stock and their affiliates, excluding stockholders and affiliates holding between 5% and 10% of our capital stock not affiliated with any of our officers or directors, and do not possess any other indicia of control with respect to our company, beneficially owned, in the aggregate, approximately 67.4% of our outstanding common stock based on the number of shares outstanding as of December 31, 2015. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit our stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
In February 2016, our board of directors authorized a stock repurchase program. Under the program, we are authorized to repurchase shares of our common stock for an aggregate purchase price of up to $10 million. As of March 31, 2016, we had repurchased under this program 153,176 shares of our common stock at a total price of $0.8 million. Although our board of directors authorized the program, we are not obligated to repurchase any minimum or specific number or dollar amount of shares. In addition, we may suspend or terminate the program at any time before its expiration as of June 30, 2017. Under the program, we may purchase shares of our stock from time to time, in the open market or through private transactions, subject to market conditions, in compliance with applicable state and federal securities laws. However, the timing and number of our share repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities available to us. We may also choose to defer or limit repurchases given other uses of our cash or our desire to preserve cash balances. In addition, our repurchases of common stock could affect the market price of our common stock or increase its volatility. For example, the existence of a share repurchase program could cause our share price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. We also cannot assure that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchase our stock, and short-term stock price fluctuations could reduce the program’s effectiveness.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we choose to take advantage of exemptions from various reporting or compliance requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years after the completion of the IPO, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenue of $1 billion or more during any fiscal year before that time, we would cease to be an “emerging growth company” as of the end of that fiscal year. If we issue more than $1 billion in non-convertible debt in a three-year period we would cease to be an “emerging growth company” immediately. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of May 2016.

AEROHIVE NETWORKS, INC.

By:	/s/ David K. Flynn
David K. Flynn
President and Chief Executive Officer

AEROHIVE NETWORKS, INC.

By:	/s/ John Ritchie
John Ritchie
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description of Document

10.1		Form of Notice of Performance-Based Stock Option Grant & Stock Option Grant Agreement under the 2014 Equity Incentive Plan, as amended and restated.
10.2		Form of Performance-Based Restricted Stock Unit Agreement Notice of Grant and Grant Agreement under the 2014 Equity Incentive Plan, as amended and restated.
10.3		Sublease, dated February 3, 2016, by and between BAYER HEALTHCARE LLC, a Delaware limited liability company (“Sublessor”), and the Company (“Sublessee”).
18.1		Preferability Letter of Deloitte & Touche LLP, independent registered accounting firm, dated May 5, 2016.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

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