Form 10-Q
period 2016-06-30
AEROHIVE NETWORKS, INC
filed 2016-08-04
CIK 1372414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 001-36355

Aerohive Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4524700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1011 McCarthy Boulevard
Milpitas, California 95035
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.001, outstanding as of August 1, 2016 was 50,599,217.

The Aerohive Networks design logo and the marks “Aerohive®,” “HiveManager®” and “HiveOS®” are the property of Aerohive Networks, Inc. All Rights Reserved. This Quarterly Report on Form 10-Q contains additional trade names, trademarks and service marks of other companies.

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AEROHIVE NETWORKS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015
ASSETS		(As Adjusted)*
CURRENT ASSETS:
Cash and cash equivalents	$39,337	$45,741
Short-term investments	39,642	46,593
Accounts receivable, net of allowance for doubtful accounts of $34 and $15 as of June 30, 2016 and December 31, 2015, respectively	29,493	22,824
Inventories, net	14,652	10,775
Prepaid expenses and other current assets	12,399	7,613
Deferred cost of goods sold	441	757
Total current assets	135,964	134,303
Property and equipment, net	9,929	9,156
Goodwill	513	513
Other assets	5,382	3,680
Total assets	$151,788	$147,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,085	$15,140
Accrued liabilities	16,878	11,856
Debt, current	20,000	—
Deferred revenue, current	29,792	27,893
Total current liabilities	83,755	54,889
Debt, non-current	—	20,000
Deferred revenue, non-current	33,607	31,369
Other liabilities	1,747	463
Total liabilities	119,109	106,721
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share - 25,000,000 shares authorized as of June 30, 2016 and December 31, 2015; no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, par value of $0.001 per share - 500,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 50,570,502 and 49,017,293 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	51	49
Additional paid–in capital	244,340	231,289
Treasury stock - 261,515 shares as of June 30, 2016	(1,451)	—
Accumulated other comprehensive gain (loss)	20	(61)
Accumulated deficit	(210,281)	(190,346)
Total stockholders’ equity	32,679	40,931
Total liabilities and stockholders’ equity	$151,788	$147,652
See notes to condensed consolidated financial statements.

* Certain amounts have been adjusted for the retrospective changes in accounting policy for sales commissions (See Note 1).

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:		(As Adjusted)*		(As Adjusted)*
Product	$39,536	$30,751	$71,992	$51,231
Software subscription and services	8,095	6,085	15,767	11,422
Total revenue	47,631	36,836	87,759	62,653
Cost of revenue (1):
Product	12,413	9,619	22,852	16,427
Software subscription and services	3,050	2,526	5,953	4,354
Total cost of revenue	15,463	12,145	28,805	20,781
Gross profit	32,168	24,691	58,954	41,872
Operating expenses:
Research and development (1)	10,562	8,883	20,772	16,393
Sales and marketing (1)	21,322	20,195	42,390	38,689
General and administrative (1)	7,725	6,206	15,620	12,453
Total operating expenses	39,609	35,284	78,782	67,535
Operating loss	(7,441)	(10,593)	(19,828)	(25,663)
Interest income	117	19	236	33
Interest expense	(110)	(173)	(236)	(927)
Other income, net	90	19	106	154
Loss before income taxes	(7,344)	(10,728)	(19,722)	(26,403)
Income tax provision	(68)	(99)	(213)	(207)
Net loss	$(7,412)	$(10,827)	$(19,935)	$(26,610)
Net loss attributable to common stockholders	$(7,412)	$(10,827)	$(19,935)	$(26,610)
Net loss per share allocable to common stockholders, basic and diluted	$(0.15)	$(0.23)	$(0.40)	$(0.57)
Weighted-average shares used in computing net loss per share allocable to common stockholders, basic and diluted	49,798,994	46,888,236	49,467,667	46,595,172

(1) Includes stock-based compensation as follows:
Cost of revenue	$321	$217	$593	$382
Research and development	1,366	1,001	2,711	1,987
Sales and marketing	2,063	1,727	3,831	3,224
General and administrative	1,704	1,419	3,215	2,593
Total stock-based compensation	$5,454	$4,364	$10,350	$8,186
See notes to condensed consolidated financial statements.

* Certain amounts have been adjusted for the retrospective changes in accounting policy for sales commissions (See Note 1).

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
		(As Adjusted)*		(As Adjusted)*
Net loss	$(7,412)	$(10,827)	$(19,935)	$(26,610)
Unrealized gain on available-for-sale investments, net of tax	7	—	81	—
Comprehensive loss	$(7,405)	$(10,827)	$(19,854)	$(26,610)
See notes to condensed consolidated financial statements.

* Certain amounts have been adjusted for the retrospective changes in accounting policy for sales commissions (See Note 1).

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities		(As Adjusted)*
Net loss	$(19,935)	$(26,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,795	1,602
Stock-based compensation	10,350	8,186
Other	224	296
Changes in operating assets and liabilities:
Accounts receivable	(6,669)	3,912
Inventories	(3,877)	(3,582)
Prepaid expenses and other current assets	(4,470)	(1,671)
Other assets	(202)	(420)
Accounts payable	1,095	1,791
Accrued liabilities	5,097	189
Other liabilities	226	(119)
Deferred revenue	4,137	4,826
Net cash used in operating activities	(12,229)	(11,600)
Cash flows from investing activities
Purchases of property and equipment	(735)	(936)
Capitalized software development costs	—	(1,913)
Maturities and sales of short-term investments	11,400	—
Purchases of short-term investments	(4,592)	—
Investment in privately held company	(1,500)	—
Net cash provided by (used in) investing activities	4,573	(2,849)
Cash flows from financing activities
Proceeds from exercise of vested stock options	353	866
Proceeds from employee stock purchase plan	2,890	2,271
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(540)	(1,367)
Payment to repurchase common stock	(1,451)	—
Proceeds from issuance of debt	—	10,000
Repayments of debt	—	(10,000)
Net cash provided by financing activities	1,252	1,770
Net decrease in cash and cash equivalents	(6,404)	(12,679)
Cash and cash equivalents at beginning of period	45,741	98,044
Cash and cash equivalents at end of period	$39,337	$85,365
Supplemental disclosure of cash flow information
Income taxes paid	$391	$356
Interest paid	$249	$704
Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment purchased	$1,987	$368
Unpaid capitalized software development costs	$—	$94
Vesting of early exercised stock options	$—	$30
Stock-based compensation in capitalized software development	$—	$257
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
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Those estimates and assumptions include, among others, the selling price of product, software and support services, determination of fair value of stock-based awards, inventory valuation, accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions, allowance for sales reserves, allowance for doubtful accounts, and warranty costs. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As the Company cannot determine future events and their effects with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the consolidated financial statements.
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

Consolidated Balance Sheet (in thousands)

	June 30, 2016			December 31, 2015
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Prepaid expenses and other current assets	$9,278	$3,121	$12,399	$4,129	$3,484	$7,613
Total current assets	$132,843	$3,121	$135,964	$130,819	$3,484	$134,303
Other assets	$1,973	$3,409	$5,382	$426	$3,254	$3,680
Total assets	$145,258	$6,530	$151,788	$140,914	$6,738	$147,652
Accumulated deficit	$(216,811)	$6,530	$(210,281)	$(197,084)	$6,738	$(190,346)
Total stockholders' equity	$26,149	$6,530	$32,679	$34,193	$6,738	$40,931
Total liabilities and stockholders' equity	$145,258	$6,530	$151,788	$140,914	$6,738	$147,652

Consolidated Statements of Operations (in thousands, except share and per share amounts)

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Sales and marketing	$21,375	$(53)	$21,322	$20,804	$(609)	$20,195
Operating loss	$(7,494)	$53	$(7,441)	$(11,202)	$609	$(10,593)
Net loss	$(7,465)	$53	$(7,412)	$(11,436)	$609	$(10,827)
Net loss per share allocable to common stockholders, basic and diluted	(0.15)	—	(0.15)	(0.24)	0.01	(0.23)
Weighted-average shares used in computing net loss per share allocable to common stockholders, basic and diluted	49,798,994	—	49,798,994	46,888,236	—	46,888,236

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Sales and marketing	$42,182	$208	$42,390	$39,574	$(885)	$38,689
Operating loss	$(19,620)	$(208)	$(19,828)	$(26,548)	$885	$(25,663)
Net loss	$(19,727)	$(208)	$(19,935)	$(27,495)	$885	$(26,610)
Net loss per share allocable to common stockholders, basic and diluted	(0.40)	—	(0.40)	(0.59)	0.02	(0.57)
Weighted-average shares used in computing net loss per share allocable to common stockholders, basic and diluted	49,467,667	—	49,467,667	46,595,172	—	46,595,172

Consolidated Statements of Comprehensive Loss (in thousands)

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Net loss	$(7,465)	$53	$(7,412)	$(11,436)	$609	$(10,827)
Comprehensive loss	(7,458)	53	(7,405)	$(11,436)	$609	$(10,827)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Net loss	$(19,727)	$(208)	$(19,935)	$(27,495)	$885	$(26,610)
Comprehensive loss	(19,646)	(208)	(19,854)	(27,495)	885	(26,610)

Consolidated Statements of Cash Flows (in thousands)

	Six Months Ended June 30 2016			Six Months Ended June 30, 2015
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Net loss	$(19,727)	$(208)	$(19,935)	$(27,495)	$885	$(26,610)
Prepaid expenses and other current assets	$(4,833)	$363	$(4,470)	$(1,064)	$(607)	$(1,671)
Other assets	$(47)	$(155)	$(202)	$(142)	$(278)	$(420)
Net cash used in operating activities	$(12,229)	$—	$(12,229)	$(11,600)	$—	$(11,600)
There have been no other material changes to the significant accounting policies during the three and six months ended June 30, 2016 as compared to those described in the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from contracts with customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and most industry-specific guidance. The guidance requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 deferring the effective date of this standard by one year to December 15, 2017, and thus, the new standard will be effective for the Company on January 1, 2018. This standard may be adopted using either the full or modified retrospective methods. In April 2016 and May 2016, the FASB issued ASU 2016-10 and ASU 2016-12, respectively, which clarifies guidance on identifying performance obligations, collectability criterion and noncash consideration. The Company is currently evaluating the potential impact of this standard on its financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities.  This ASU will be effective for the Company beginning in the first quarter of fiscal year 2019.  The Company is currently evaluating the effects of the adoption of this standard on its financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in Topic 840. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This guidance is effective beginning in fiscal year 2019. The Company is currently evaluating the potential impact of this standard on its financial statements.
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
The percentages of revenue from a consolidated group of entities (VAD A) and from an individual entity (VAD C) greater than 10% of total consolidated revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
VAD A	13.9%	12.2%	13.6%	16.2%
VAD C	12.6%	*	*	*

* Less than 10%

The percentages of receivables from VAD A and individual entities (VAD B and VAD C) greater than 10% of total consolidated accounts receivable were as follows:

	June 30,	December 31,
	2016	2015
VAD A	18.0%	18.5%
VAD B	*	11.2%
VAD C	15.5%	*

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
The Company's cash equivalents and short-term marketable investments are classified within Level 1 and Level 2 in the fair value hierarchy as of June 30, 2016 and December 31, 2015. Level 1 assets include highly liquid money market funds that are included in cash and cash equivalents. These instruments are generally classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. Level 2 assets include U.S. treasuries, corporate securities and commercial paper that are included in short-term investments. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets.
As of June 30, 2016, the Company held a convertible note from a privately held company, which the Company classified it as Level 3 in the fair value hierarchy (Note 3).
The components of the Company’s Level 1 and Level 2 assets are as follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cash equivalents	Short-term investments
	(in thousands)
Level 1:
Money market funds	27,708	—	27,708	27,708	—
	$27,708	$—	$27,708	$27,708	$—
Level 2:
U.S. treasuries	15,995	17	16,012	—	16,012
Corporate securities	21,440	2	21,442	—	21,442
Commercial paper	2,188	—	2,188	—	2,188
	$39,623	$19	$39,642	$—	$39,642
Total	$67,331	$19	$67,350	$27,708	$39,642

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cash equivalents	Short-term investments
	(in thousands)
Level 1:
Money market funds	33,436	—	33,436	33,436	—
	$33,436	$—	$33,436	$33,436	—
Level 2:
U.S. treasuries	15,988	(21)	15,967	—	15,967
Corporate securities	23,679	(40)	23,639	—	23,639
Commercial paper	6,987	—	6,987	—	6,987
	$46,654	$(61)	$46,593	$—	46,593
Total	$80,090	$(61)	$80,029	$33,436	$46,593
As of June 30, 2016 and December 31, 2015, all short-term investments contractually matured within one year.

Unrealized gains and losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, the Company does not intend to sell, and it is not more likely than not that the Company would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of June 30, 2016 and December 31, 2015.
3. CONSOLIDATED BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Deferred sales commissions, current portion (Note 1)	$3,121	$3,484
Insurance recovery related to litigation settlement (Note 5)	4,531	—
Prepaid expenses	2,834	2,950
Other	1,913	1,179
Total prepaid expenses and other current assets	$12,399	$7,613
Property and Equipment, net
Property and equipment, net consists of the following:

		June 30,	December 31,
	Estimated Useful Lives	2016	2015
		(in thousands)
Computer and other equipment	3 years	$1,794	$1,704
Manufacturing, research and development laboratory equipment	3 years	4,465	4,476
Software	2 to 5 years	8,451	8,470
Office furniture and equipment	3 to 7 years	2,549	1,041
Leasehold improvements	shorter of useful life or lease term	666	614
Construction in progress		497	—
Property and equipment, gross		18,422	16,305
Less: Accumulated depreciation and amortization		(8,493)	(7,149)
Property and equipment, net		$9,929	$9,156
Software category includes the capitalized internal-use software for the Company's cloud service platform. In April 2015, the Company completed and launched the next generation of its cloud services platform, and began to amortize these capitalized costs to cost of software subscription and services revenue on a straight-line basis over an estimated useful life of the software of five years.
Depreciation and amortization expense was $0.9 million and $1.0 million for the three months ended June 30, 2016 and 2015, respectively, and $1.8 million and $1.6 million for the six months ended June 30, 2016 and 2015, respectively.
Other assets
Other assets consist of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Deferred sales commissions, non-current portion (Note 1)	$3,409	$3,254
Investment in privately held company	1,500	—
Other	473	426
Total other assets	$5,382	$3,680

In January 2016, the Company paid $1.5 million in cash to purchase a convertible note issued by a privately held company, which provides Wi-Fi application and analytics. The Company has no voting right or significant influence over the privately held company. The convertible note has been recorded at carrying value. Since the convertible note has no readily determinable market value, the Company has categorized it as a Level 3 asset in the fair value hierarchy. As of June 30, 2016, the fair value of the convertible note approximated its carrying value. The Company did not recognize an impairment for the three and six months ended June 30, 2016, as there were no identified events or changes in circumstances that might have a significant adverse impact on the carrying values of the investment. Since the convertible note has a two-year contractual term and the Company does not intend to liquidate it in the next 12 months, the Company has classified the convertible note as other assets on the condensed consolidated balance sheet.
Accrued Liabilities
Accrued liabilities consist of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Accrued compensation	$8,287	$9,410
Accrual for class action litigation settlement (Note 5)	5,750	—
Accrued expenses and other liabilities	2,171	1,801
Warranty liability, current portion	670	645
Total accrued liabilities	$16,878	$11,856
Deferred Revenue
Deferred revenue consists of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Products	$1,839	$3,199
Software subscription and services	61,560	56,063
Total deferred revenue	63,399	59,262
Less: current portion of deferred revenue	29,792	27,893
Non-current portion of deferred revenue	$33,607	$31,369
Warranty Liability
The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Beginning balance	$997	$832	$978	$891
Charges to operations	199	411	373	528
Obligations fulfilled	(103)	(167)	(207)	(320)
Changes in existing warranty	(59)	(30)	(110)	(53)
Total product warranties	$1,034	$1,046	$1,034	$1,046
Current portion	$670	$504	$670	$504
Non-current portion	$364	$542	$364	$542
Changes in existing warranty reflect a combination of changes in expected warranty claims and changes in the related costs to service such claims.
4. DEBT

Financing Agreements
In June 2012, the Company entered into a revolving credit facility with Silicon Valley Bank (the revolving credit facility). The revolving credit facility is collateralized by substantially all of the Company’s property, other than intellectual property. Prior to March 31, 2015, the revolving credit facility bore monthly interest at a floating rate equal to the greater of (i) 4.00% or (ii) prime rate plus 0.75%. By amendment in March 2015, interest on the credit facility adjusted as of March 31, 2015 to a floating rate equal to the lesser of (i) LIBOR rate plus 2.25% or (ii) prime rate minus 0.5%. In November 2015, the Company further amended the revolving credit facility to revise the floating interest rate to the lesser of (i) LIBOR rate plus 1.75% or (ii) prime rate minus 1.0%, which was effective January 1, 2016. The weighted average interest rate of the revolving credit facility was 2.37% and 3.22%, for the six months ended June 30, 2016 and 2015, respectively.
The revolving credit facility currently provides, among other things, (i) a maturity date of March 31, 2017; and (ii) a revolving line up to $20.0 million, subject to certain conditions.
The revolving credit facility contains customary negative covenants which, unless waived by SVB, limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate, as well as requiring the Company to maintain a minimum adjusted quick ratio of 1.25 to 1.00 and minimum cash balances as of the last day of each month. The revolving credit facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults due to inaccuracy of representation and warranties. Upon an event of default, the lender may declare all or a portion of the outstanding obligations payable by the Company to be immediately due and payable and exercise other rights and remedies provided for under the credit facility. During the existence of an event of default, interest on the obligations under the credit facility could be increased by 5.0%. As of June 30, 2016 and December 31, 2015, the Company was in compliance with these covenants.
As of June 30, 2016, $20.0 million remains outstanding under the revolving credit facility, and is included in current liabilities in the condensed consolidated balance sheet.
5. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company currently leases its main office facility in Milpitas, California, which is set to expire in June 2023. In addition, the Company leases office space for its subsidiaries in the United Kingdom, the Netherlands and China under non-cancelable operating leases that expire at various times through May 2017. The Company has also entered into various lease agreements in other locations in the United States and globally to support its sales and research and development functions.
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
In June 2016, we relocated our headquarters from Sunnyvale, California to Milpitas, California and incurred lease abandonment costs of $0.6 million, which includes remaining lease obligation and other contractual obligations including utilities and real estate taxes. The lease abandonment costs are included in general and administrative expenses in the Company's condensed consolidated statements of operations. As of June 30, 2016, the facility exit obligation was $0.6 million.
The Company recognizes rent expense on a straight-line basis over the lease period. Future minimum lease payments by year under operating leases as of June 30, 2016 are as follows:

Amount
Year Ending December 31,	(in thousands)
2016 (remaining six months)	$891
2017	1,103
2018	1,038
2019	997
2020	973
Thereafter	2,562
Total	$7,564
Rent expense was $0.8 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively, and was $1.4 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively.
Manufacturing Commitments
The Company subcontracts with manufacturing companies to manufacture its hardware products. The contract manufacturers procure components based on non-cancellable orders placed by the Company. If the Company cancels all or part of an order, the Company is liable to the contract manufacturers for the cost of the related components they purchased under such orders.
As of June 30, 2016 and December 31, 2015, the Company had manufacturing commitments with contract manufacturers for inventory totaling approximately $8.8 million and $14.0 million, respectively.
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

•
Mojo Networks, Inc., formerly known as AirTight Networks, or Mojo, alleges that the Company’s products infringe U.S. Patent #7,339,914, or the ‘914 Patent. On January 23, 2013, in light of AirTight’s allegations, the Company filed in the U.S. District Court, Northern District of California, a Complaint for Declaratory Judgment against AirTight asserting that the Company’s products do not infringe the ‘914 Patent and that the ‘914 Patent is, in any case, invalid and not enforceable. AirTight filed a separate action asserting infringement of the ‘914 Patent by some or all of the Company’s products, which was then related to the Company’s initial action for declaratory judgment. The parties have resolved this matter, pursuant to which the related actions have been dismissed with prejudice.

•
Linex Technologies, or Linex, filed on March 19, 2013 a Complaint in the U.S. District Court, Southern District of Florida, asserting that some or all of the Company’s products infringe U.S. Patents #6,493,377, or the ‘377 Patent, and #7,167,503, or the ’503 Patent. The Company filed an answer and counterclaims for declaratory judgment against Linex asserting that the Company’s products do not infringe the ‘377 and ‘503 Patents, and that the ‘377 and ‘503 Patents are, in any case, invalid and not enforceable. The Company separately filed with the U.S. Patent and Trademark Office, or the PTO, petitions to initiate reexamination of the ‘377 and ‘503 Patents, which the PTO granted. In the PTO reexaminations, all claims under the ‘377 Patent have been rejected and Linex has appealed the final rejections of the claims, and the petition regarding the claims subject to the ‘503 Patent is still pending. This case is currently stayed pending the reexaminations.

•
Chrimar Systems, or Chrimar, filed in July 2015 a complaint in the U.S. District Court, Eastern District of Texas, asserting that certain of the Company’s products which utilize Power over Ethernet (PoE) functionality infringe United States Patent Nos. 8,155,012, 8,942,107, 8,902,760 and 9,019,838. The complainant filed a separate action against a channel partner based on that partner’s sale of Company products. The Company filed with the PTO a petition to initiate reexamination of the '012 Patent, which the PTO granted.

•
Mobile Telecommunications Technologies LLC, or Mobile, filed in May 2016 a complaint in the U.S. District Court, Eastern District of Texas, asserting that certain of the Company’s products which utilize MIMO systems or frequency structures and functionality infringe United States Patent Nos. 5,590,403, 5,659,891, and 5,915,210.  The Company is evaluating the possible application of these claims, if any, to its products.

•
Anza Technology, Inc., or Anza, filed in May 2016 a complaint in the U.S. District Court, Southern District of California, asserting that certain of the Company's products which utilize flip-chip bonding infringe United States Patent Nos. 7,124,927 and 7,389,905.  The Company is evaluating the possible application of these claims, if any, to its products.

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
During mediation, the parties reached a settlement, providing for payment to the class of plaintiffs in the amount of $5.75 million in return for a release of all claims against the defendants, including Aerohive and its current and former officers and directors. The Court has preliminary approved the settlement, and directed the parties to take further actions to effect the settlement pending final Court approval. Pursuant to the terms of the settlement, Aerohive will pay approximately $1.22 million of the $5.75 million settlement amount (reflecting the amount remaining under Aerohive’s insurance retention), and the Company’s insurance carrier will pay the remainder of the settlement amount.
Guarantees
The Company has entered into agreements with some of its customers that contain indemnification provisions in the event of claims alleging that the Company’s products infringe the intellectual property rights of a third party. The Company has at its option and expense the ability to repair any infringement, replace product with a non-infringing equivalent-in-function product, or refund the customers the total product price. Other guarantees or indemnification arrangements include guarantees of product and service performance. The Company has not recorded a liability related to these indemnifications and guarantee provisions and the Company’s guarantees and indemnification arrangements have not had any impact on the consolidated financial statements to date.
6. STOCKHOLDERS' EQUITY
Common Stock reserved for Future Issuance
As of June 30, 2016 and December 31, 2015, the Company had, on an as-if converted basis, reserved shares of common stock for future issuance as follows:

	June 30,	December 31,
	2016	2015
Common stock reserved for future grant under the 2014 Equity Incentive Plan	4,520,759	5,017,525
Common stock reserved for future purchase under the 2014 Employee Stock Purchase Plan	2,138,737	1,804,669
Options and Restricted Stock Units issued and outstanding	12,397,881	10,589,268
Warrants to purchase common stock	—	73,883
Total reserved shares of common stock for future issuance	19,057,377	17,485,345
Common Stock Warrants
On March 25, 2016, TriplePoint Capital LLC net exercised common stock warrants to purchase 27,715 shares of common stock, and 46,168 shares of common stock warrants used to satisfy the exercise price were cancelled.
As of June 30, 2016, no shares of the Company's common stock warrants remained outstanding.
7. STOCK-BASED COMPENSATION
2014 Equity Incentive Plan
On March 26, 2014, the Company's 2014 Equity Incentive Plan (2014 Plan) became effective. On March 27, 2014, the Company's earlier 2006 Global Share Plan (2006 Plan) was terminated and all reserved-but-unissued shares under the 2006 Plan were added to the 2014 Plan and all shares underlying stock awards granted under the 2006 Plan that otherwise would return to the 2006 Plan instead were rolled into the 2014 Plan. The Company may not grant additional awards under the 2006 Plan, but the 2006 Plan will continue to govern outstanding awards previously granted under the 2006 Plan.
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
On the first day of each fiscal year beginning January 1, 2017 through January 1, 2024, the number of shares of common stock reserved for issuance under the 2014 Plan may increase by an amount equal to the lesser of (i) 4,000,000 Shares, (ii) 5% of the Company’s outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the board of directors. In January 2016, the Company effected an increase of 2,450,865 in the number of shares reserved under the 2014 Plan. As of June 30, 2016, the Company had 4,520,759 total shares of common stock reserved and available for grant under the 2014 Plan.
The following table summarizes the total number of shares available for grant under the 2014 Plan as of June 30, 2016:

Shares Available for Grant

Balance, December 31, 2015	5,017,525
Authorized	2,450,865
Options granted	(900,000)
Options canceled	557,078
Awards granted	(3,038,736)
Awards canceled	434,027
Balance, June 30, 2016	4,520,759
Stock Options
The following table summarizes the information about outstanding stock option activity:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2015	6,543,162	$6.05	7.03	$6,570
Options granted	900,000	6.13
Options exercised	(203,214)	2.12
Options canceled	(557,078)	7.44
Balance, June 30, 2016	6,682,870	$6.06	7.36	$9,669
Options exercisable, June 30, 2016	3,691,435	$5.23	6.22	$8,596
Options vested and expected to vest, June 30, 2016	6,275,981	$6.00	7.25	$9,539
The weighted-average-grant-date fair value of options granted was $3.22 and $3.16 per share for the three and six months ended June 30, 2016, and the aggregate-grant-date fair value of the Company's stock options granted was $2.6 million and $2.8 million for the three and six months ended June 30, 2016. The weighted-average-grant-date fair value of the options granted was $3.57 per share for the three and six months ended June 30, 2015, and the aggregate-grant-date fair value of the Company's stock options granted was $4.9 million for the three and six months ended June 30, 2015. There were no options granted for the three months ended March 31, 2015.
The aggregate intrinsic value of stock options exercised was $0.3 million and $0.8 million for the three months ended June 30, 2016 and 2015, respectively, and $0.7 million and $1.7 million for the six months ended June 30, 2016 and 2015 respectively. The intrinsic value for each share underlying an option represents the difference between the option exercise price per share and the closing stock price of a share of the Company’s common stock.
Restricted Stock Units
The Company currently grants Restricted Stock Units (RSUs) to certain employees and directors. The RSUs typically vest over a period of time, generally one year to four years, and are subject to the participant’s continuing service to the Company over that period. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.
The following is a summary of the Company’s RSU activity and related information for the six months ended June 30, 2016:

	Restricted Stock Units Outstanding
	Shares	Weighted Average Grant Date Fair Value Per Share

Balance, December 31, 2015	4,046,106	$6.49
Awards granted	3,038,736	6.24
Awards vested	(1,031,352)	$6.66
Awards canceled	(338,479)	$6.08
Balance, June 30, 2016	5,715,011	$6.33

The weighted-average-grant date fair value of RSUs granted was $6.43 and $6.89 per share for the three months ended June 30, 2016 and 2015, respectively, and was $6.24 and $6.62 per share for the six months ended June 30, 2016 and 2015, respectively. The aggregate grant date fair value of RSUs granted was $16.9 million and $16.2 million, respectively for the three months ended June 30, 2016 and 2015, and was $19.0 million and $17.2 million, respectively, for the six months ended June 30, 2016 and 2015. The aggregate fair value of shares vested as of the respective vesting dates was $3.4 million and $3.1 million, respectively, for the three months ended June 30, 2016 and 2015 and was $5.9 million and $4.5 million, respectively, for the six months ended June 30, 2016 and 2015.

The number of RSUs vested includes shares that the Company withheld to satisfy the minimum statutory tax withholding requirements, as determined by the Company, on behalf of certain employees. During the three months ended June 30, 2016 and 2015, the Company withheld 36,758 and 116,342 shares of stock, respectively, for an aggregate value of $0.2 million and $0.8 million, respectively. During the six months ended June 30, 2016 and 2015, the Company withheld 95,548 and 230,994 shares of stock, respectively, for an aggregate value of $0.5 million and $1.4 million, respectively. Such shares were returned to the Company’s 2014 Equity Incentive Plan and are available under the plan terms for future issuance.
The number of RSUs granted includes 222,875 shares of performance-based restricted stock units (PBRSUs) that the Company granted to certain executives in March 2016 pursuant to the 2014 Plan. Each PBRSU represents the right to receive one share of the Company's common stock upon vesting, subject to the Company's achievement of a revenue target. As of June 30, 2016, the Company expects the revenue target to be met. Accordingly, the Company recorded expense related to all of the PBRSUs, net of estimated forfeitures, on a straight-line basis.

The number of RSUs granted also includes 404,000 shares of market-based restricted stock units (MBRSUs) that the Company granted to certain executives effective June 2016 pursuant to the 2014 Plan. Each MBRSU represents the right to receive one share of the Company's common stock upon vesting subject to the Company's achievement of stock price targets. The Company estimates the fair value of the MBRSUs using the Monte Carlo option-pricing model on the date of grant as the MBRSUs contain both market and service conditions. The Company recorded the expense related to all of the MBRSUs, net of estimated forfeitures, on a graded-vesting method.
2014 Employee Stock Purchase Plan
The 2014 Employee Stock Purchase Plan (ESPP) is a ten-year plan, effective in March 2014. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees of the Company and its designated subsidiaries. Under the ESPP, on the first day of fiscal year 2017, the number of shares of common stock reserved and available for issuance may increase in an amount equal to the lesser of (i) 1,000,000 Shares, (ii) 2.0% of the Company’s outstanding shares on January 1, 2017, or (iii) such number of shares determined by the board of directors. On the first day of each fiscal year beginning January 1, 2018 through January 1, 2024, the number of shares of common stock reserved for issuance may increase in an amount equal to the lesser of (i) 1,000,000 shares, (ii) 1.0% of the Company’s outstanding shares on the first day of the applicable fiscal year, or (iii) such number of shares determined by the board of directors. In January 2016, the Company effected an increase of 980,346 shares with respect to the number of shares reserved under the ESPP. As of June 30, 2016, the Company had 2,138,737 total shares of common stock reserved for issuance under the ESPP.
Under the ESPP, the Company grants stock purchase rights to all eligible employees, currently covering a two-year offering period ending December 1, 2016, with purchase dates at the end of each interim six-month purchase period. Shares are purchased using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The ESPP has a reset provision. If the closing price of the Company’s common stock on the last day of any purchase period during an offering period is lower than the closing sales price on the first day of the related offering period, that offering period will terminate upon the purchase of shares for such purchase period and participants will be enrolled in the immediately following offering period. As a result, the reference price for purposes of determining the purchase price of shares for subsequent purchase periods for all participants of the new offering period will be reset to such lower price. No participant may purchase more than $25,000 worth of common stock in any calendar year, or 5,000 shares of common stock in any six-month purchase period. For the three and six months ended June 30, 2016, the Company issued 646,278 shares under the ESPP plan. For the six months ended June 30, 2015, the Company issued 552,109 shares under the ESPP.
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
During the six months ended June 30, 2016, the Company repurchased a total of 261,515 shares of its common stock on the open market at a total cost of $1.5 million with an average price per share of $5.55.

Determination of Fair Values
Weighted-average assumptions for the Company's stock options granted during the three and six months ended June 30, 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options:
Expected term (in years)	5.77	6.02	5.78	6.02
Expected volatility	55.11%	51.41%	55.16%	51.41%
Risk free interest rate	1.50%	1.74%	1.50%	1.74%
Weighted average assumptions used to value employee stock purchase rights under the Black-Scholes model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
ESPP purchase rights:
Expected term (in years)	0.5 - 2.00	0.50 - 1.5	0.5 - 2.00	0.50 - 1.5
Expected volatility	35% - 55.3%	41.0% - 55.3%	35% - 55.3%	41.0% - 55.3%
Risk free interest rate	0.07% - 0.51%	0.07% - 0.45%	0.07% - 0.51%	0.07% - 0.45%
Stock-based Compensation Expense
The total stock-based compensation the Company recognized for stock-based awards in the consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenue	$321	$217	$593	$382
Research and development	1,366	1,001	2,711	1,987
Sales and marketing	2,063	1,727	3,831	3,224
General and administrative	1,704	1,419	3,215	2,593
Total stock-based compensation	$5,454	$4,364	$10,350	$8,186
The following table presents stock-based compensation expense by award-type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Stock Options	$1,185	$988	$2,331	$2,136
Restricted Stock Units	3,544	2,794	6,691	5,139
Employee Stock Purchase Plan	725	582	1,328	911
Total stock-based compensation	$5,454	$4,364	$10,350	$8,186
As of June 30, 2016, unrecognized stock-based compensation related to outstanding stock options, RSUs (including PBRSUs and MBRSUs) and ESPP purchase rights, net of estimated forfeitures, was $9.0 million, $28.1 million and $1.0 million, respectively, which the Company expects to recognize over weighted-average periods of 2.55 years, 2.68 years and 0.42 years, respectively. For the six months ended June 30, 2015, the Company capitalized $0.3 million stock-based compensation expense to the development of its internal-use cloud services platform.
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
The following table presents the computation of basic and diluted net loss per share allocable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except for share and per share data)
Numerator:
Net loss	$(7,412)	$(10,827)	$(19,935)	$(26,610)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	49,798,994	46,888,236	49,467,667	46,595,172
Net loss per share:
Basic and diluted	$(0.15)	$(0.23)	$(0.40)	$(0.57)
The following period-end outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of June 30,
	2016	2015
Shares of common stock issuable under the Equity Incentive Plan	12,397,881	11,513,177
Common stock subject to repurchase	—	9,000
Common stock issuable upon exercise of warrants	—	73,883
Employee Stock Purchase Plan	99,054	94,094
Total	12,496,935	11,690,154
9. INCOME TAXES
The provision for income taxes was approximately $0.1 million for the three months ended June 30, 2016 and 2015, and was $0.2 million for the six months ended June 30, 2016 and 2015. The provision for income taxes consisted primarily of state taxes and foreign income taxes.
For the three and six months ended June 30, 2016 and 2015, the provisions for income taxes differed from the statutory amount primarily due to maintaining a full valuation allowance against the U.S. net deferred tax assets, partially offset by foreign and state taxes.
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
Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on the Company’s history of losses, management has determined it cannot conclude that it is more likely than not that the deferred tax assets will be realized and, accordingly, management has placed a full valuation allowance against its domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits, as of June 30, 2016 and December 31, 2015.
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
The following table represents the Company's revenue based on the billing address of the respective VAR or the VAD:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Americas	$28,685	$24,818	$53,045	$38,911
Europe, Middle East and Africa	12,143	9,170	24,157	18,296
Asia Pacific	6,803	2,848	10,557	5,446
Total revenues	$47,631	$36,836	$87,759	$62,653
     Included within Total Americas in the above table is revenue from sales in the United States of $27.4 million and $23.8 million, respectively, for the three months ended June 30, 2016 and 2015, and $50.2 million and $37.0 million, respectively, for the six months ended June 30, 2016 and 2015. Aside from the United States, no country comprised 10% or more of the Company's total revenue for the three and six months ended June 30, 2016 and 2015.
Property and equipment, net by location is summarized as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)
United States	$8,540	$7,561
People's Republic of China	1,201	1,360
United Kingdom	188	235
Total property and equipment, net	$9,929	$9,156
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. We intend the words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and similar expressions that convey uncertainty of future events or outcomes to identify forward-looking statements. The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those we discuss below and those we discuss in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q.
These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to predict our revenue, operating results and gross margin accurately;

•	our ability to maintain revenue growth while managing our operating expenses in order to achieve and maintain profitability;

•
our ability to timely develop, deliver and transition to new product offerings and transition existing and new end-customers to such offerings, while maintaining existing product revenue and our existing service level commitments to end-customers;

•	our ability to continue to secure orders from larger customers and any potential loss of or reductions in orders from such larger customers;

•	our ability to achieve growth in key verticals, including the educational sector;

•
our ability to maximize the economic opportunity of the U.S. Federal Communications Commission’s (“FCC”) E-Rate program and the timing of the availability of funding, the level of available funding and the decisions by end-customers to purchase our products using such funding;

•	the length and seasonal unpredictability of our sales cycles, including with service provider end-customers;

•	the effects of increased competition in and consolidation of our market and our ability to compete with larger competitors with greater financial, technical and other resources;

•	our ability to continue to enhance and broaden our product offering and bring new products and product functionality to market;

•	the performance of our product offerings in the field, including in applications and environments which we do not anticipate or could not replicate during development;

•	our ability to attract, hire, train and retain qualified employees and key personnel, particularly in sales and engineering;

•	the transition of newly hired management-level employees and their ability to improve our sales execution processes;

•	our ability to maximize our sales execution process and effectively ramp sales in underdeveloped territories;

•	our ability to sell our products and effectively expand internationally;

•	the ability of our manufacturing partners and component suppliers to timely deliver products in response to our demand forecasts, particularly with respect to our newer products;

•	our ability to attract new end-customers within the verticals and geographies in which we currently operate and those that we target;

•	our ability to predict economic, political and business conditions in the markets in which we operate;

•
changes in global consumer confidence and other effects, including changes to foreign currency exchange rates, following the decision of the United Kingdom to withdraw from the European Union ("Brexit");

•	our ability to maintain effective internal controls;

•	the quality of our products and services;

•
our ability to continue to build and enhance relationships with channel partners and to derive revenue from our investments in those partnerships, particularly with our strategic partners, such as Dell;

•
claims from shareholders that we have violated the securities laws and claims that we infringe intellectual property rights of others, the expense to defend such claims and the uncertainty such claims create for us, including, with respect to intellectual property claims, our ability to continue to sell and support our products;

•	our ability to effectively manage our growth;

•	our ability to maintain, protect and enhance our brand;

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
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors” included in Part II, Item 1A and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, we caution you not to place undue reliance on such forward-looking statements.
Overview
As a company, our goal is to be the leading independent cloud networking company, by delivering an open mobility platform that simplifies and transforms the connected experience through information, applications and insights. We have designed and developed a leading cloud-managed mobile networking platform that enables enterprises to deploy a mobile-centric network edge. Managing the network edge is becoming more complex because of the proliferation of mobile devices and the ways in which businesses use such devices. Increasingly, employees and clients are using Wi-Fi-enabled smartphones, tablets, laptops and other mobile devices instead of desktop computers for mission-critical business applications. The number and types of users continue to increase, as do the breadth of applications that users need to access on their mobile devices. As the difficulty and complexity of managing the network edge expands, we believe our platform offers simplicity, scalability, and security.
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
In the three and six months ended June 30, 2016, we continued our year-over-year revenue growth. For the three months ended June 30, 2016 and 2015, our revenue was $47.6 million and $36.8 million, respectively, and for the six months ended June 30, 2016 and 2015, our revenue was $87.8 million and $62.7 million, respectively. However, we have yet to achieve profitability in any quarter. In the three months ended June 30, 2016 and 2015, our net losses were $7.4 million and $10.8 million, respectively, and for the six months ended June 30, 2016 and 2015, our net losses were $19.9 million and $26.6 million, respectively.
We typically experience seasonal sequential decreases in our product revenue in our first fiscal quarter, but sequential increases in product revenue from our fiscal first to second quarter. This has generally been due to annual budget cycles in the enterprise and spending seasonality in the education vertical. Given the buying cycle for K-12 schools in the United States, prior to 2015, the second quarter has been the strongest for our education vertical, which historically has driven strong sequential growth in the second quarter. In addition, we typically see continued growth in our revenue to carry over from our second quarter to our third quarter. We also historically typically see a sequential increase in revenue in our fourth quarter from our third quarter due to end-of-year spending by enterprise customers.
Beginning in 2015, however, our seasonal trend changed as compared to prior years, due to the timing and availability of funding under the federal E-Rate program. E-Rate is the commonly used name for the Schools and Libraries Program of the Universal Service Fund, which is administered by the Universal Service Administrative Company (USAC) under the direction of the Federal Communications Commission (FCC). The program provides discounts to assist schools and libraries in the United States to obtain affordable telecommunications and Internet access. Significant funding available for Wi-Fi products in the 2015 E-Rate funding cycle led certain schools to seek E-Rate funding for their projects; however, purchases made by schools before April 1, 2015 were not eligible for E-Rate funding and actual E-Rate funding was not released to schools and libraries to fund transactions until after July 1, 2015. In order to be eligible for funding during a particular annual funding cycle the schools and libraries must then receive a Funding Commitment Decision Letter. We believe that based on the availability of this federal funding end-customers in the education vertical typically defer purchases until they secured E-Rate funding and received a specific funding commitment letter. As a result, beginning in 2015, E-Rate amplified the historical sequential decline in product revenue we previously experienced from the fourth quarter into the first quarter and shifted spending from the first half of the year into the second half of the year, and even into the following year. We believe that in our fiscal 2015, this caused increased seasonal variations in demand for our products and services in the education vertical, making it more difficult to forecast our operating performance and achieve revenue and other operating results based on those forecasts. For example, the sales results for our first fiscal quarter 2015 were below expectations, primarily due to a pause in demand in U.S education business due to such various aspects and timing of the Federal E-Rate program. We also saw K-12 spending shift from the first half of the year into the second half of the year, and into our fiscal 2016 as well. We believe such deferrals and delays are continuing during the 2016 annual E-Rate funding cycle.
In 2016 E-Rate cycle, USAC also experienced significant administrative challenges that led them to extend the period for schools to submit Form 471 funding requests, and that led many schools to abandon their Form 470 bid requests or not submit their Form 471 funding requests in the first instance. Based on publicly reported information, the total value of submissions of Form 471 funding requests for "Category 2" projects in the 2016 funding cycle was 17% below the total value of funding requests submitted in the 2015 funding cycle. Aerohive increased its reported share of the funding requests for Wi-Fi products from 10% in 2015 to 11% in 2016; however, due to the overall reduction in funding requests, total Aerohive-related awards in 2016 appear to be 12% lower than the 2015 funding cycle. Further, USAC continues to report significant delays in its ability to process and fund such requests during the 2016 funding cycle, causing the pace of release of approved funds and resulting availability of those funds to schools to be significantly lower than in 2015. This is evidenced by the level of funds released through the 2016 "Wave 5" funding release being more than 69% below the comparable funding release period in 2015. We expect the timing of the availability of this reduced level of funding to delay schools' purchases of Aerohive products. For these reasons, we expect these delays, deferrals and apparently lower levels of E-Rate-funded transactions to impact our revenue performance for the second half of 2016 and potentially into 2017.
We primarily conduct business in three geographic regions: (1) Americas, (2) Europe, the Middle East and Africa, or EMEA, and (3) Asia Pacific, or APAC. From a geographic perspective, year-over-year revenue for the three months ended June 30, 2016 increased by 16% in the Americas, 32% in EMEA and 139% in APAC. For the three months ended June 30, 2016, 60% of our total revenue was generated from Americas, 26% from EMEA and 14% from APAC.
We outsource the manufacturing of all of our products to contract manufacturers. We currently outsource the warehousing and delivery of our products to a third-party logistics provider for worldwide fulfillment, located in California and in the Netherlands.
We intend to continue to invest significant resources in the development of our innovative technologies and new product offerings, acquire new end-customers in new and existing geographies, and increase penetration within our existing end-customer base. We expect to continue to invest in our organization and our channel and strategic partnerships to meet the needs of our customers and to pursue opportunities in new and existing markets. In particular, we are investing to increase our sales capacity as well as our channel program. As such, we will continue to incur expenses in the near term, due to our continuing investments to grow our business, including internationally, in advance of and in preparation for, our expected increase in sales and expansion of our customer base. As a result, we may not be profitable for the foreseeable future and our use of cash over this period could also be greater and extend over a longer period as we make investments in areas of our operations, such as sales, marketing and research and product and channel partner development, which we feel may promote our growth and profitability over the long term. We believe that over the long term, we will be able to leverage these investments in the form of a higher revenue growth rate compared to the growth rate of our operating expenses.
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
We operate in the highly competitive wired and wireless network access products market. This market continues to evolve and is characterized by rapid technological innovation. We will need to continue to innovate in order to achieve market adoption of our products and services. We have continued the expansion of our product portfolio, announcing HiveManager NG in April 2015. Over the four quarters ended June 30, 2016, approximately 76% of our end-customers and approximately 43% of our Wi-Fi access point products in operation were deployed using our public cloud platform. We also continue to invest to extend our product offering to include a family of Ethernet switches and branch routers to complement our wireless offering and allow us to deliver a unified wired and wireless network edge.
In addition, our market continues an evolution in related wireless technology standards from 802.11n to the new 802.11ac standard, which uses new radio hardware to deliver substantially higher wireless performance. As these standards were being developed and finalized, we performed hardware and software development, both internally and with our original design manufacturers, or ODMs, to incorporate these standards into our product offerings. We also continue to develop new functionality in our product offerings to take advantage of the changes that these industry standards incorporated. Overall, our 802.11 ac products accounted for 72% of our Wi-Fi access point unit volume shipments in the quarter ended June 30, 2016.
In order to maintain a competitive position in this market, we continue to develop our next-generation “Wave 2” 802.11ac Wi-Fi access points to extend our portfolio and address higher-performance use cases. We announced in August 2015 that our AP250 and AP245X access points, which are our initial Wave 2 access point products would not be commercially available until early 2016. Strong demand for products combined with limited availability in component parts may affect availability of our AP250 and AP245X access points and the ability of our manufacturing partners and component suppliers to timely deliver sufficient quantities of this product to meet our demand and sales forecasts.

We have developed a cloud services platform to provide network management and support additional value-added applications. HiveManager NG, our network management application, provides a single management interface that customers use to configure network policies, monitor and troubleshoot performance, manage access and security, and run reports on network operations. Our focus is to continue to transition new and existing end customers to HiveManager NG and make our cloud services platform and applications available to customers in either a subscription public cloud or on-premises private cloud deployment. However, we have extended our transition timeline, which we are now targeting for late-2017. This extended timeline has also delayed our ability to demonstrate full feature and functional compatibility of this platform across certain other products, including specifically our new switch products. As a result, revenue from our switch products which we expected in the second half of our 2016 fiscal year could be delayed into 2017.
When we introduce new product offerings, such as the release of the new version of HiveManager NG, our cloud services, or new hardware platforms, such as our AP250 and AP245X initial Wave 2 access points, we must effectively manage the timing of such releases to minimize the disruption to our existing product offerings and revenue streams. We must manage the orderly transition of our end-customers to these new products and services to reduce the amount of inventory for products that may become obsolete or slow-moving due to our new product introductions and to limit the disruption to our end-customers’ ordering practices and the pricing environment for our legacy products and services. In addition, we also must monitor the performance of these products and provide additional support as they are adopted and first used in the field and performance issues are identified at scales of use greater than we may be able to create or anticipate during product development. We will need to continue to react and respond to these changes through innovation and improved execution in order for our business to succeed, and will incur related research and development and support expenses as we do it.
Our ability to develop and make more productive relationships with our solution and channel partners and our channel partners’ ability to effectively develop sales opportunities and distribute our products continues to be a key opportunity for us. For example, we announced in April 2015 a new relationship with Dell Inc., whereby Dell became a reseller of Aerohive’s Wi-Fi and cloud services. In September 2015, we announced with Brocade and Juniper Networks collaborations that allow us to meet in the channel and co-sell a combined wired and wireless solutions to our end-customers. In February 2016, we announced a partnership with SYNNEX Corporation, as a value-added distributor of our products in the United States and Canada. To support these new relationships, we are continuing to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings. It will take time for us to fully realize the benefits from these investments, including, specifically from our continued relationship with Dell.
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
Software Subscription and Services Revenue.  Our software subscription and services revenue consists of revenue from sales of our software subscription and services offerings that we deliver over a specified term. These offerings primarily include PCS related to our perpetual software licenses and subscriptions to HiveManager and other software applications delivered as SaaS, including related customer support, and from subsequent renewals of those contracts. To benefit fully from potential contract renewals, we plan to continue to invest in systems to better track existing customer support commitments and renewal opportunities and provide offerings which continue to be attractive to our customers. Our PCS includes tiered maintenance and support services under renewable, fee-based maintenance and support contracts, which include technical support, bug fixes, access to priority hardware replacement services and unspecified upgrades on a when-and-if available basis. Our SaaS subscriptions include comparable maintenance and support services. The higher the percentage of our end-customers that purchase SaaS subscriptions, as opposed to HiveManager and PCS, the higher our software subscription and services revenue will be as a percentage of our total revenue. We recognize software subscription and services revenue ratably over the term of the contract, which is typically one, three or five years. As a result, our recognition of software subscription and services revenue lags our recognition of related product revenue.
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
Cost of Software Subscription and Services Revenue.  Our cost of software subscription and services revenue primarily includes personnel costs, including stock-based compensation, certain allocated facilities information technology infrastructure costs, costs associated with our provision of PCS and SaaS and datacenter costs. Our cost of software subscription and services revenue also includes amortization of HiveManager NG, our internally developed, next-generation cloud services platform, which we completed and launched in April 2015.
Gross Profit
Our gross profit has been and will continue to be affected by a variety of factors, including product shipment volumes, average sales prices of our products, discounts we offer to our VAR and VAD partners, the mix of revenue between products and software subscription and services, and the mix of hardware products sold, because our hardware products have varying gross margins depending on the product offering and the lifecycle of the product. Historically, our software subscription and services gross margin has been lower than our product gross margin; however, we expect our software subscription and services gross margin to increase over the long term because we expect our software subscription and services revenue to increase more quickly than our cost of software subscription and services revenue. We expect our gross margin to be volatile and may decrease in any given time in the event we experience additional competitive pricing pressure. For example, competitors such as Cisco Systems, Hewlett Packard (who recently acquired Aruba Networks) and Brocade (who recently acquired Ruckus Networks), have significantly greater financial resources and could attempt to gain a competitive advantage over us by aggressively lowering prices. Their ability to develop broader suites of products, and provide a complete and integrated wired and wireless hardware solution may be preferable to our end-customers. The continuing strength of the U.S. dollar relative to the currencies of the countries of our VADs or end-customer who purchase our products, or our contract manufacturers or the component suppliers to our contract manufacturers, may require us to reduce pricing for our products outside the United States in order to maintain sales and revenue performance, or raise the cost we must pay to our manufacturers for our products, resulting in either case in lower revenue and/or gross margins for those products. We also expect that our revenue and gross margin will fluctuate from period to period depending on these and other factors.
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
Sales and Marketing.  Our sales and marketing expenses consist primarily of personnel costs, including commission costs, stock-based compensation, recruiting fees and travel expenses for employees engaged in sales and marketing activities. Commission expenses have historically been based on completed contracts, which might not match with revenue recognized in the same period. In the first quarter of 2016, we voluntarily changed our accounting policy for sales commissions to defer the sales commission in proportion to the same period that the revenue is recognized. (See Note 1 of our consolidated financial statements included elsewhere in this Form 10-Q for more information about our accounting policy for sales commissions.) Sales and marketing expenses also include the cost of trade shows, marketing and training programs, promotional materials, demonstration equipment, consulting services, depreciation and certain allocated facilities and information technology infrastructure costs. Over time, we expect our sales and marketing expenses to continue to increase in absolute dollars as we increase the size of our sales and marketing organization, expand into new markets and further develop our channel program. Our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.
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
Other Income (Expense), Net
Our other income (expense), net primarily consists of gains and losses from foreign currency exchange transactions. Historically, our other income (expense) has not been material.
Provision for Income Taxes
Our provision for income taxes consists primarily of foreign tax expense due to our cost-plus agreements with our foreign entities, which guarantee foreign entities a profit, and to a lesser extent federal and state income tax expense. As of June 30, 2016 and December 31, 2015, respectively, we maintained a full valuation allowance against our domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits.

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Product	$39,536	$30,751	$71,992	$51,231
Software subscription and services	8,095	6,085	15,767	11,422
Total revenue	47,631	36,836	87,759	62,653
Cost of revenue(1):
Product	12,413	9,619	22,852	16,427
Software subscription and services	3,050	2,526	5,953	4,354
Total cost of revenue	15,463	12,145	28,805	20,781
Gross profit	32,168	24,691	58,954	41,872
Operating expenses:
Research and development(1)	10,562	8,883	20,772	16,393
Sales and marketing(1)	21,322	20,195	42,390	38,689
General and administrative(1)	7,725	6,206	15,620	12,453
Operating loss	(7,441)	(10,593)	(19,828)	(25,663)
Interest income	117	19	236	33
Interest expense	(110)	(173)	(236)	(927)
Other income, net	90	19	106	154
Loss before income taxes	(7,344)	(10,728)	(19,722)	(26,403)
Income tax provision	(68)	(99)	(213)	(207)
Net loss	$(7,412)	$(10,827)	$(19,935)	$(26,610)
(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenue	$321	$217	$593	$382
Research and development	1,366	1,001	2,711	1,987
Sales and marketing	2,063	1,727	3,831	3,224
General and administrative	1,704	1,419	3,215	2,593
Total stock-based compensation expense	$5,454	$4,364	$10,350	$8,186
The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Product	83%	83%	82%	82%
Software subscription and services	17	17	18	18
Total revenue	100	100	100	100
Cost of revenue:
Product	26	26	26	26
Software subscription and services	6	7	7	7
Total cost of revenue	32	33	33	33
Gross profit	68	67	67	67
Operating expenses:
Research and development	22	24	24	26
Sales and marketing	45	55	48	62
General and administrative	17	17	18	20
Operating loss	(16)	(29)	(23)	(41)
Interest income	—	—	—	—
Interest expense	—	—	—	(1)
Other income, net	—	—	—	—
Loss before income taxes	(16)	(29)	(23)	(42)
Income tax provision	—	—	—	—
Net loss	(16)%	(29)%	(23)%	(42)%

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenues:
Product	$39,536	$30,751	$8,785	29%	$71,992	$51,231	$20,761	41%
Software subscription and services	8,095	6,085	2,010	33%	15,767	11,422	4,345	38%
Total revenue	$47,631	$36,836	$10,795	29%	$87,759	$62,653	$25,106	40%

Percentage of revenues:
Product	83%	83%			82%	82%
Software subscription and services	17%	17%			18%	18%
Total	100%	100%			100%	100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue by geographic region:
Americas	$28,685	$24,818	$3,867	16%	$53,045	$38,911	$14,134	36%
EMEA	12,143	9,170	2,973	32%	24,157	18,296	5,861	32%
APAC	6,803	2,848	3,955	139%	10,557	5,446	5,111	94%
Total revenue	$47,631	$36,836	$10,795	29%	$87,759	$62,653	$25,106	40%

Percentage of revenue by geographic region:
Americas	60%	67%			60%	62%
EMEA	26%	25%			28%	29%
APAC	14%	8%			12%	9%
Total	100%	100%			100%	100%

Revenue increased $10.8 million, or 29%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, and increased $25.1 million, or 40%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to the increasing demand for our products and software subscription and services offerings. For the six months ended June 30, 2015, revenue was primarily impacted due to a pause in demand in U.S. education business due to various aspects and timing of the federal E-Rate program.
The increase in our product revenue of $8.8 million and $20.8 million in the three and six months ended June 30, 2016, respectively, compared to the same periods last year, was primarily the result of an aggregate increase in product unit shipments largely driven by sales of our intelligent Wi-Fi access points.
The increase in our software subscription and services revenue of $2.0 million and $4.3 million in the three and six months ended June 30, 2016, respectively, compared to the same periods last year, was primarily driven by the increase in sales of PCS and SaaS, including our HiveManager NG cloud management platform, in connection with increased sales of products and an increase in the number of our end-customers, and our recognition of deferred revenue in the period.
The Americas and EMEA accounted for the majority of our total revenue, and the increase of revenue in both regions was primarily due to increased demand for our products in these regions. Our total number of end-customers increased from approximately 22,000 as of June 30, 2015 to approximately 27,000 as of June 30, 2016.
Cost of Revenues and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of revenues:
Product	$12,413	$9,619	$2,794	29%	$22,852	$16,427	$6,425	39%
Software subscription and services	3,050	2,526	524	21%	5,953	4,354	1,599	37%
Total cost of revenues	$15,463	$12,145	$3,318	27%	$28,805	$20,781	$8,024	39%

Gross margin:
Product	68.6%	68.7%			68.3%	67.9%
Software subscription and services	62.3%	58.5%			62.2%	61.9%
Total gross margin	67.5%	67.0%			67.2%	66.8%
Cost of revenue increased $3.3 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and increased 8.0 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. We primarily attribute the increase in our cost of product revenue to an increase in sales of our products. We primarily relate the increase in our cost of software subscription and services revenue to an increase in cloud operations and support personnel headcount as well as the amortization of our capitalized cloud service platform.
Product gross margin for the three months ended June 30, 2016 remained flat compared to the three months ended June 30, 2015, and increased for the six months ended June 30, 2016 compared to the same period last year. The increase in our product gross margin was primarily due to the product mix. Software subscription and services gross margin increased for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015. The increase in our software subscription and services gross margin was primarily due to higher growth in our software subscription and services revenue than our related cost of delivering these software subscription and services, partially offset by the amortization of our capitalized cloud service platform.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$10,562	$8,883	$1,679	19%	$20,772	$16,393	$4,379	27%
% of revenue	22%	24%			24%	26%

Research and development expense increased $1.7 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was primarily due to an increase of $1.3 million in personnel and related costs, including stock-based compensation expense of $0.4 million, driven by our increased research and development headcount to support continued investment in our future product and service offerings, and an increase of $0.4 million due to higher costs related to product certifications.

Research and development expense increased $4.4 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was primarily due to an increase of $3.9 million in personnel and related costs, including stock-based compensation expense of $0.7 million, driven by our increased research and development headcount to support continued investment in our future product and service offerings, and an increase of $0.5 million due to higher costs related to product certifications.
We expect that research and development costs will continue to increase over time in absolute dollars, as we continue to invest in developing new products and new versions of our existing products.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$21,322	$20,195	$1,127	6%	$42,390	$38,689	$3,701	10%
% of revenue	45%	55%			48%	62%

Sales and marketing expense increased $1.1 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was primarily due to increases in personnel and related costs of $2.3 million, including increased headcount, bonuses, stock-based compensation expense and higher commissions, offset by a $1.2 million decrease in spending for marketing programs and travel-related expenses.

Sales and marketing expense increased $3.7 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was primarily due to increases in personnel and related costs of $5.0 million, including increased headcount, bonuses, stock-based compensation expense and higher commissions, offset by a $1.3 million decrease in spending for marketing programs and travel-related expenses.

We expect that sales and marketing expenses will continue to increase over time in absolute dollars as we continue to add sales personnel and continue marketing programs.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
General and administrative	$7,725	$6,206	$1,519	24%	$15,620	$12,453	$3,167	25%
% of revenue	17%	17%			18%	20%
General and administrative expense increased $1.5 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was primarily due to expenses related to our facility relocation expense of $0.9 million including a cease-use loss of $0.6 million, increase in litigation settlement expense of $0.3 million, and stock-based compensation expense of $0.3 million.
General and administrative expense increased $3.2 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was primarily related to increases in litigation settlement expense of $1.4 million, primarily due to settlement of our class action complaint related to our Form S-1 filing, increase in personnel and related costs of $0.9 million including stock-based compensation expense of $0.6 million, and expenses related to our headquarter relocation of $0.9 million including a cease-use loss of $0.6 million.
We expect that general and administrative expenses will continue to increase over time in absolute dollars due primarily to costs associated with being a public company and to support the growth in our business.
Interest Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest income	$117	$19	$98	516%	$236	$33	$203	615%
Interest income for the three and six months ended June 30, 2016 increased compared to the three and six months ended June 30, 2015 primarily due to income earned on our short-term investments.
Interest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest expense	$(110)	$(173)	$63	(36)%	$(236)	$(927)	$691	(75)%

Interest expense primarily consisted of interest expense from our loan credit facilities. The decrease in our interest expense for the three and six months ended June 30, 2016 was primarily due to the repayment of outstanding obligations under TriplePoint Capital LLC term loan credit facility in the first quarter of 2015, partially offset by additional borrowing from Silicon Valley Bank under the revolving credit facility as the interest rate is lower under the Silicon Valley Bank revolving credit facility than the former TriplePoint Capital LLC term loan credit facility. See Note 4 of our consolidated financial statements included elsewhere in this Form 10-Q for more information about our debt.
Other Income, Net

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Other income, net	$90	$19	$71	374%	$106	$154	$(48)	(31)%
The change in our other income, net was not significant.

Liquidity and Capital Resources
Capital Resources
As of June 30, 2016, we had cash and cash equivalents of $39.3 million and short-term investments of $39.6 million. $77.5 million of our cash, cash equivalents and short-term investments were held within the United States.
As of June 30, 2016, 2016, we had $20.0 million of outstanding debt, under our revolving credit facility with Silicon Valley Bank, and we were in compliance with all covenants under our loan agreement with Silicon Valley Bank. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced product and service offerings, the costs to ensure access to adequate manufacturing capacity, and the level of market acceptance of our products. However, we may be required to raise additional funds in the future through public or private debt or equity financing to meet additional working capital requirements. We cannot assure our stockholders that this additional financing will be available to us or, if available, will be on reasonable terms and not dilutive to our stockholders. If adequate funds are not available on acceptable terms our business and operating results could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(12,229)	$(11,600)
Net cash provided by (used in) investing activities	4,573	(2,849)
Net cash provided by financing activities	1,252	1,770
Net decrease in cash and cash equivalents	$(6,404)	$(12,679)
Operating Activities
We recently demonstrated positive cash flow in our third and fourth quarters of our fiscal 2015. However, we have historically experienced negative cash flows from operating activities as we continue to invest in our business, which we again experienced in our first and second quarter of fiscal 2016. Our largest uses of cash from operating activities is for employee-related expenditures and purchases of finished products from our contract manufacturers. Our primary source of cash flows from operating activities is cash receipts from our channel partners. Our cash flows from operating activities will continue to be affected principally by the extent to which we grow our total revenue and our operating expenses, primarily in our sales and marketing and research and development functions, in order to grow our business.
For the six months ended June 30, 2016, operating activities used $12.2 million of cash as a result of our net loss of $19.9 million, and a net change of $4.7 million in our net operating assets and liabilities, partially offset by non-cash charges of $12.4 million. Non-cash charges consisted primarily of stock-based compensation of $10.4 million and depreciation and amortization expense of $1.8 million. The net change in our net operating assets and liabilities was primarily due to a $6.7 million increase in accounts receivable, $3.9 million increase in cash used for inventory purchases, $4.5 million increase in prepaid expenses and other current assets, partially offset by an increase in deferred revenue of $4.1 million as a result of an increase in sales of PCS and SaaS, increase in accrued liabilities of $5.1 million and an increase in accounts payable of $1.1 million. Our days sales outstanding, or DSO, was 56 days as of June 30, 2016, which we calculate by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.
For the six months ended June 30, 2015, operating activities used $11.6 million of cash as a result of our net loss of $26.6 million, partially offset by non-cash charges of $10.1 million and a net change of $4.9 million in our net operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $8.2 million and depreciation and amortization expense of $1.6 million. The net change in our net operating assets and liabilities was primarily due to a $3.9 million decrease in accounts receivable, a $1.8 million increase in accounts payable, and a $4.8 million increase in deferred revenue as a result of an increase in sales of SaaS, partially offset by an increase of $3.6 million in cash used for inventory purchases and an increase of $1.7 million in prepaid expenses and other current assets. Our DSO, was 49 days as of June 30, 2015.

Investing Activities
Our investing activities have primarily consisted of purchases of property and equipment, capitalized internal-developed software for our cloud service platform, an investment in a privately held company and purchases and sales of marketable securities.
For the six months ended June 30, 2016, cash provided by investing activities was $4.6 million, which we primarily attribute to sales of marketable securities of $11.4 million offset by cash used for purchases of marketable securities of $4.6 million, cash used to purchase investment in a privately held company of $1.5 million and purchases of property and equipment of $0.7 million, relating primarily to manufacturing, research and development lab equipment.
For the six months ended June 30, 2015, cash used in investing activities was $2.8 million, which we primarily attribute to capitalization of internal software development costs for development of our internal-developed software for our cloud service platform of $1.9 million, and purchases of property and equipment of $0.9 million, relating primarily to manufacturing, research and development lab equipment and purchased software. The capitalization of internal software development costs for our cloud service platform represents personnel and related costs including wages and bonuses. We started to capitalize costs for the development from December 2013. In April 2015, we launched HiveManager NG, our cloud service platform, and started to amortize the capitalized costs as part of the cost of software subscription and services, over an estimated useful life of five years.
Financing Activities
Our financing activities have primarily consisted of issuance of debt, proceeds from exercises of stock options and proceeds from employee stock purchase plan, and repurchase of treasury shares.
For the six months ended June 30, 2016, financing activities provided $1.3 million of cash, primarily as a result of $2.9 million in proceeds from employee purchases under our stock purchase plan, $0.4 million in proceeds from exercise of stock options offset by $1.5 million cash used for repurchase of treasury shares, and $0.5 million cash used to satisfy our estimate of minimum tax withholding requirements on vesting of restricted stock units.
For the six months ended June 30, 2015, financing activities provided $1.8 million of cash, primarily as a result of a $2.3 million in proceeds from employee purchases under our stock purchase plan and $0.9 million in proceeds from exercises of stock options offset by $1.4 million cash used to satisfy our estimate of minimum tax withholding requirements on vesting of restricted stock units. As of March 31, 2015, we paid-off in full the $10.0 million outstanding under our term loans with TriplePoint Capital LLC and borrowed an additional $10.0 million, for a total of $20.0 million, under our revolving credit facility with Silicon Valley Bank.
Debt Obligations
In June 2012, we entered into a revolving credit facility with Silicon Valley Bank. Our revolving credit facility is collateralized by substantially all of our property, other than our intellectual property. Prior to March 31, 2015, the revolving credit facility bore monthly interest at a floating rate equal to the greater of (i) 4.00% or (ii) prime rate plus 0.75%. By amendment in March 2015, interest on the credit facility was adjusted as of March 31, 2015 to a floating rate equal to the lesser of (i) LIBOR rate plus 2.25% or (ii) prime rate minus 0.5%. In November 2015, we further amended the revolving credit facility to adjust effective January 1, 2016 the floating interest rate to the lesser of (i) LIBOR rate plus 1.75% or (ii) prime rate minus 1.0%. The weighted average interest rate of the revolving credit facility was 2.22% and 2.79%, for the three months ended June 30, 2016 and 2015, respectively and 2.37% and 3.22%, for the six months ended June 30, 2016 and 2015, respectively.
The revolving credit facility currently provides, among other things, (i) a maturity date of March 31, 2017; and (ii) a revolving line up to $20.0 million, subject to certain conditions.
The revolving credit facility contains customary negative covenants which, unless approved by SVB, limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate, as well as requires us to maintain a minimum adjusted quick ratio of 1.25 to 1.00 as of the last day of each month and to demonstrate minimum cash balances in order to have access to the available borrowing. The revolving credit facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults arising from inaccuracy of representation and warranties. Upon an event of default, the lenders may declare all or a portion of the outstanding obligations payable by us to be immediately due and payable and exercise other rights and remedies provided under the credit facility. During the existence of an event of default, interest on the obligations under the credit facility could be increased by 5.0%. As of June 30, 2016, $20.0 million remains outstanding under the revolving credit facility and we were in compliance with these covenants.
We have been using the amount drawn under the revolving credit facility for working capital and general corporate purposes.
Off-Balance Sheet Arrangements
Through June 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
We have entered into agreements with some of our end-customers that contain indemnification provisions in the event of claims alleging that our products infringe the intellectual property rights of a third party. Under these agreements, we have, at our option and expense, the ability to resolve any infringement, replace our product with a non-infringing product that is equivalent-in-function, or refund the customers the total product price. Other guarantees or indemnification arrangements include guarantees of product and service performance. We have not recorded a liability related to these indemnifications and guarantee provisions and our guarantees and indemnification arrangements have not had any impact on our consolidated financial statements to date.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, short-term investments and our outstanding debt obligations. We had cash, cash equivalents and short-term investments of $79.0 million and $92.3 million as of June 30, 2016 and December 31, 2015, respectively. We held these amounts primarily in bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We have outstanding debt of $20.0 million as of June 30, 2016, consisting of our borrowing under our revolving line of credit. The revolving line of credit bears interest at a variable rate.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have a material impact on our financial statements.
Foreign Currency Risk
We denominate all of our sales in U.S. dollars and, therefore, our revenues are not currently subject to significant foreign currency risk. However, the exchange rate of the U.S. dollar to foreign currencies continues to be strong, which could make the price of our products outside the United States less competitive, reducing our sales or requiring us to lower pricing for our products outside the United States in order to maintain sales and revenue performance. Our operating expenses are denominated in the currencies of the countries in which our operations are located, including in EMEA and APAC, and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not used derivative financial instruments to mitigate our exposure to foreign currency exchange risks. A hypothetical 10% change in foreign currency exchange rates applicable to our business would have an insignificant impact on our consolidated financial statements.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In February 2016, we indicated that we believe we can achieve quarterly non-GAAP operating profitability in 2016, based on revenues in the range of $50 million to $51 million, and that we expect to meet this objective through a combination of revenue growth and controlled operating expenses. However, we have a history of losses and we have never achieved profitability on a quarterly or annual basis, and we cannot predict with certainty whether or when we might be profitable in the foreseeable future. We experienced net losses on a GAAP basis of $29.0 million, $44.2 million and $19.9 million for fiscal years 2014 and 2015 and for the six months ended June 30, 2016, respectively. As of June 30, 2016, our accumulated deficit was $210.3 million. We expect to continue to incur expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel, including specifically personnel relating to sales and marketing and engineering, and investments in channel and product development and support. As such, we may not control our expenses sufficiently to achieve operating profitability on a non-GAAP basis even if we achieve quarterly revenue in the indicated range. If we fail to increase our revenue and manage our cost structure, we may not achieve or sustain profitability in the future. Once achieved, we may not be able to sustain or increase our profitability, at all or at levels our investors or industry analysts expect, or we may choose to continue to make investments in our operations which we feel will promote long-term growth but which will reduce near-term profitability. This could also require us to continue to use available cash to support our investments and ongoing operations. As a result, our business and prospects, and how investors view and value our common stock, would be harmed.
It is difficult for us to evaluate our prospects and future financial results, which may increase the risk that we will not be successful.
It is difficult for us to forecast our future operating results. Our prospects should be considered and evaluated in light of the risks and uncertainties frequently encountered by companies similarly with limited operating histories. These risks and difficulties include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to more mature companies with longer operating histories.
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

•
our ability to hire, train, develop, integrate and retain a sufficient number of skilled sales and engineering employees to support our continued growth, including in Silicon Valley and internationally, and to replace turn-over of our employees in these functions and locations;

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

•	delay in development and availability of component parts needed for development and timely introduction of our next-generation products and product features;

•	our ability to develop, increase and sustain sales capacity across all our sales territories;

•	changing market conditions;

•	changes in the competitive dynamics of our target markets, including new entrants, further consolidation and pricing trends;

•	variation in sales channels, product costs, prices or the mix of products we sell;

•	our contract manufacturers’ and component suppliers’ ability to meet our product demand forecasts on time, at acceptable prices, or at all, particularly with respect to our newer products;

•
our ability to develop and make more productive relationships with our channel and strategic partners, including specifically Dell, and such partners’ ability to effectively develop sales opportunities for us and distribute our products;

•	the timing of our product releases or upgrades by us or by our competitors, such as next-generation products or product features;

•	delays in new product introductions and our ability to manage the transition from existing products and operating platforms to new products and platforms;

•
our ability to develop, introduce and ship in a timely manner new products and product enhancements, to support and improve such products after introduction, and to anticipate future market demands that meet our end-customers’ and channel partners’ requirements;

•
our ability to successfully expand the suite of products we sell and services we offer to existing end-customers and channel partners, to manage the transition of our end-customers to these new products and services, including transition timeline of our end-customers to HiveManager NG, and to limit disruption to our end-customers’ ordering practices and the pricing environment for our legacy products and services;

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

•
the continuing strength of the U.S. dollar relative to the currencies of the countries of our VADs or end-customers who purchase our products, or of our contract manufacturers or the component suppliers to our contract manufacturers, may require us to reduce pricing for our products outside the United States in order to maintain sales and revenue performance, or raise the cost we must pay to our manufacturers for our products, resulting in either case in lower revenue and/or gross margins for those products;

•	our ability to derive benefits from our continuing investments in sales, marketing, engineering or other activities;

•	growth in our headcount, including hiring related to our status as a public company and hiring to support any future growth in our business, especially skilled sales and engineering employees;

•	volatility in our stock price, which may lead to higher stock compensation expenses or harm our ability to effectively attract, incentivize and retain our employees using stock-based compensation;

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

The effects of these factors individually or in combination, create unpredictability in our quarterly and annual operating results, our ability to forecast those results and our ability to achieve those forecasts. As a result, you should not rely on our past results as an indication of our future performance and comparing our operating results on a period-to-period basis, or anticipating our future results based on our public forecasts may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of our investors or financial analysts for any period. We may release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, based on management predictions, which are necessarily speculative in nature. Our guidance may vary, and has varied, materially from actual results. For example, on October 13, 2014, we issued a press release announcing our preliminary results for the third quarter ended September 30, 2014, which were below our previously stated guidance primarily due to weaker-than-expected order volume. Similarly, on February 11, 2015, we provided a guidance range for revenue for our first quarter ending March 31, 2015, which was below the estimates of financial analysts at that time. On April 13, 2015, we provided a revised lower guidance range for our revenue for the quarter, primarily due to a combination of significantly lower-than-expected U.S. education business during the quarter, orders received late in the quarter that could not be recognized as revenue, and continued sales execution challenges. If our revenue or operating results, or the rate of growth of our revenue or operating results, fall below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated revenue or earnings forecasts. Our failure to meet our own or other publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but fall short of analyst or investor expectations, could cause our stock price to decline and expose us to costly lawsuits, including securities class action suits. Such litigation against us could impose substantial costs and divert management’s attention and resources.
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
Part of our strategy depends upon expanding sales of our cloud-managed wireless networking, switching and routing products to medium and large enterprise headquarters, branch offices and teleworkers. In addition, we intend to develop HiveManager NG, our next-generation cloud services platform as a basis for data services and data analytics applications. Sales of such products, services and applications to enterprise end-customers typically require long sales cycles and are subject to price sensitivity. Moreover, many potential end-customers in the enterprise market have substantial network expertise and experience, which may require a more-costly and sophisticated marketing and sales strategy. It is unclear whether our end-customers will pay for data analytics or other SaaS services we expect to provide or, instead, require us to provide them as enhancements to our support offerings (at no cost to them or incremental revenue to us).
If our competitors offer services or provide technologies or application platforms superior to our cloud-managed platform, alone or as part of a more-integrated offering or at reduced pricing, it would have a material adverse effect on our business, operating results and financial condition.
Our target end-customers could discontinue use of wireless networking technology; the use of wireless networking-enabled mobile devices could decrease or wireless networking could cease to be the preferred connectivity option for our target markets. As a result, demand for our products, services and applications may not continue to develop as we anticipate, or at all, and the value of our stock could decline.
A significant portion of our sales is concentrated in the education vertical, which may cause us to have longer sales cycles, and be subject to program funding constraints.
A significant portion of our revenue is concentrated in the education vertical. The majority of our sales in education is concentrated in both public and private K-12 institutions. This vertical is characterized by long sales cycles and often requires additional sales efforts. In addition, this vertical typically operates on limited budgets, and depends on annual budget approvals, which add additional uncertainty to the sales cycle. For example, the U.S. federal government is providing supplemental funding to local school districts in conjunction with its E-Rate initiative to assist districts to upgrade their technical infrastructure, including Wi-Fi infrastructure. The announced incremental federal funding is significant and available over a five-year period, which began in the second half of 2015. However, this program, its eligibility criteria, the timing and specific amount of federal funding actually available during each annual funding cycle and which Wi-Fi infrastructure and product sectors will benefit, are subject to federal program guidelines and funding appropriations, which can change from year-to-year. Corresponding funding appropriation by respective states and local districts is also uncertain and, even upon such appropriation, local districts must still then submit and have approved applications consistent with the final timing and eligibility requirements of the federal program for that annual funding cycle. We also believe that the prospect of federal funding available each annual cycle continues to cause some K-12 institutions to delay or defer near-term transactions they might otherwise make during the cycle to purchase our products.

Purchases made by schools before April 1, 2015 were not eligible for E-Rate funding and actual E-Rate funding was not released to schools and libraries to fund transactions until after July 1, 2015. In order to be eligible for funding during a particular annual funding cycle the schools and libraries must then receive a Funding Commitment Decision Letter. We believe that based on the availability of this federal funding end-customers in the education vertical typically defer purchases until they secure E-Rate funding and receive a specific funding commitment letter. As a result, beginning in 2015, E-Rate amplified the historical sequential decline in product revenue we previously experienced from the fourth quarter into the first quarter and shifted spending from the first half of the year into the second half of the year, and even into the following year. We believe that in our fiscal 2015, this caused increased seasonal variations in demand for our products and services in the education vertical, making it more difficult to forecast our operating performance and achieve revenue and other operating results based on those forecasts. For example, the sales results for our first fiscal quarter 2015 were below expectations, primarily due to a pause in demand in U.S education business due to such various aspects and timing of the federal E-Rate program. We also saw K-12 spending shift during the 2015 annual funding cycle from the first half of the year into the second half of the year, and into our fiscal 2016 as well. We believe such deferrals and delays are continuing during the 2016 annual E-Rate funding cycle.

In 2016 E-Rate cycle, USAC also experienced significant administrative challenges that led them to extend the period for schools to submit Form 471 funding requests, and that led many schools to abandon their Form 470 bid requests or not submit their Form 471 funding requests in the first instance. Based on publicly reported information, the total value of submissions of Form 471 funding requests for "Category 2" projects in the 2016 funding cycle was 17% below the total value of funding requests submitted in the 2015 funding cycle. Aerohive increased its reported share of the funding requests for Wi-Fi products from 10% in 2015 to 11% in 2016; however, due to the overall reduction in funding requests, total Aerohive-related awards in 2016 appear to be 12% lower than the 2015 funding cycle. Further, USAC continues to report significant delays in its ability to process and fund such requests during the 2016 funding cycle, causing the pace of release of approved funds and resulting availability of those funds to schools to be significantly lower than in 2015. This is evidenced by the level of funds released through the 2016 "Wave 5" funding release being more than 69% below the comparable funding release period in 2015. We expect the timing of the availability of this reduced level of funding to delay schools' purchases of Aerohive products. For these reasons, we expect these delays, deferrals and apparently lower levels of E-Rate-funded transactions to impact our revenue performance for the second half of 2016 and potentially into 2017. These are specific examples of the many factors which add additional uncertainty to our future revenue from our educational end-customers.
Our sales cycles often require significant time, effort and investment and are subject to risks beyond our control.
Our sales efforts can take several quarters, and involve educating our potential customers about the applications and benefits of our products, including the technical capabilities of our products and associated applications and services, and recruiting and developing our channel partners. In our territories that experience turn-over, we may experience slower-than-expected sales productivity. We continue to invest in these territories, but such further investment may take significant time and effort in order to realize growth. As we respond to turn-over, newly hired personnel may also require several quarters to gain experience and develop their territories before achieving capacities we have assumed in our sales forecasts. Sales to the education vertical are an important channel for us, and can involve an extended sales cycle. In addition, sales to our enterprise customers may also involve an extended sales cycle, and often initial purchases are small. Purchases of our products are also frequently subject to our end-customers’ budget constraints, multiple approvals, unplanned administrative processing and other risks and delays. Such end-customers, in particular larger enterprise customers, also may hesitate to place orders with us, instead preferring our larger and longer-established competitors. In addition, the evolving nature of the market may lead prospective end-customers to postpone their purchasing decisions pending resolution of wireless networking or other standards, or wait for adoption of technology developed by others. We pay our sales staff commissions upon receiving orders; however, we typically recognize revenue on products only after the products are shipped to end-customers, or until certain other terms of sales are satisfied. As a result, some of the cost of obtaining sales, including manufacturing costs and expenses due to sales commissions, may occur in a fiscal period prior to the fiscal period in which we may recognize revenue from the sale, which may cause additional fluctuations in our operating results and cash flows and balances from quarter to quarter.

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
Developing our products is challenging and involves substantial commitment of resources and significant development risk. Each phase in our product development presents serious risks of failure, rework or delay, any one of which could impact the timing and cost-effective development of products, and each of which could affect our ability to take advantage of a business opportunity or could jeopardize end-customer acceptance of the product. Compared to our larger and longer-established competitors, our ability to develop and timely deliver new products and product functionality is limited. We also have experienced in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. For example, we are currently developing and bringing to market the next-generation versions of our Wi-Fi hardware, including our .11ac “Wave 2” products, Ethernet switches and our HiveManager NG cloud services platform providing cloud-delivered network management applications and on-premises network management, as well as supporting data structures, analytics and APIs. We also recently announced programs to develop new data analytics services and API platforms. These are complex technical undertakings and subject to many variables and risks of delay. For example, we announced in August 2015 that our Wave 2 .11ac products, which we had expected to be commercially available in the second half of 2015, would be delayed until 2016. Limited availability in component parts may affect availability of our AP250 access point and the ability of our manufacturing partner and component suppliers to timely deliver sufficient quantities of this product consistent with our demand and sales forecasts. Similarly, our timeline to transition new and existing end customers to HiveManager NG and make our cloud services platform and applications available to customers in either a subscription public cloud or on-premises private cloud deployment has been delayed and we are now targeting completion for late-2017. This development timeline has also delayed our ability to demonstrate full feature and functional compatibility of this platform across certain other products, including specifically our new switch products. As a result, revenue from our switch products which we expected in the second half of our 2016 fiscal year will be delayed into 2017.
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
Our gross margin was 67.2% and 66.8% for the six months ended June 30, 2016 and 2015, respectively. Our gross margin will vary over time, may be difficult to predict and may decline in future periods. Our gross margins also vary across our product lines and, therefore, a change in the mix of products our end-customers purchase would likely have a significant impact on our gross margins. We may face additional competition for these products, either by introduction of new products by new or existing competitors, or by our end-customers using lower-priced products, including our own, which are becoming increasingly more sophisticated.
In addition, the exchange rate of the U.S. dollar to foreign currencies continues to be strong, which may require us to reduce pricing for our products outside the United States in order to maintain sales and revenue performance, or incur higher manufacturing costs, each of which would lower gross margins for those products.
In addition, the market for wireless networking products is characterized by rapid innovation and declining average sales prices as products mature in the market place. Even if we are successful in launching new products, competition may continue to increase in the market segments in which we compete, which would likely result in increased pricing competition. To retain our average margins, we are required to continuously update our products and introduce new products and reduce our manufacturing and sales-related costs and expenses, and we could fail to accomplish this. In addition, the sales prices for our products and services may decline for a variety of reasons, including sales strategy, competitive pricing pressures, customer demand, discounts, a change in our mix of products and services, including seasonal changes in our end-customers’ ordering practices, anticipation of the introduction of new products or services and decisions by end-customers to defer purchases, or promotional programs. For example, we may introduce new products or offerings, such as our .11ac AP130 access point which we announced in April 2015 or our AP250 and AP245X access points we announced in April 2016, at lower price points than competitive offerings or our own legacy offerings to help drive the adoption of our new products and this may adversely affect our revenues and operating margins. Larger competitors, such as Cisco/Meraki, Hewlett-Packard/Aruba and Brocade/Ruckus, each with significantly greater financial, sales and engineering resources and/or more diverse product and service offerings may reduce the price of their products or services that compete with ours or may bundle them with other products and services. If we do not similarly reduce our product manufacturing costs, our margins will decline. Alternatively, we would need to reduce our prices for such products or services in order to remain competitive, which would also cause our margins (and revenue) to decline. Any such declines in our gross margins or revenue could have an adverse impact on the value of our common stock.
As a result of being a public company, we need to further develop and maintain our internal control over financial reporting. If our internal control over financial reporting is not effective, it may adversely affect investor confidence in our company.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting, which would include a disclosure of any material weaknesses identified by our management in our internal control over financial reporting.
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
We cannot be certain that we will not discover material weaknesses or control deficiencies in the future. If our remediation efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the trading price of our common stock to decline. If we are unable to conclude that our internal control over financial reporting is effective or, if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls when it is required to do so by the applicable rules, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. We would also be in violation of certain covenants under our debt facilities, which could accelerate payment obligations and/or increase our borrowing costs significantly.
We are required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. However, our independent registered public accounting firm is not required to report on the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company,”

as defined by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Further our remediation efforts may not enable us to avoid a material weakness in the future.
Our products utilize cloud-managed solutions, and our future growth relies in significant part in continued demand for cloud-managed solutions and our ability to develop and deliver such services.
Most of our end-customers utilize our cloud-managed networking platform to access our applications through the Internet, rather than access our application through a physical device or virtual machine that our end-customers host on their premises. As our business grows, we must increase the capacity of our cloud-managed solutions and continue to develop new and innovative solutions that meet the needs of our end-customers. Demand for our cloud-managed solutions could decline if we are not able to offer sufficient capacity or if confidence in the security of cloud-managed solutions in general, or our platform in particular, were to decline. In addition, a significant feature of our platform will increasingly be the ability to collect and analyze user data through applications specific to particular industry vertical and use cases. Regulatory changes relating to the use of end-customer data, including requirements relating to data privacy and security, or shifting societal norms regarding data privacy and security, could affect market demand for, and our ability to deploy, our platform. Moreover, although our end-customers do not immediately lose network functionality if cloud-connectivity fails, if our ability to deliver services through the cloud were interrupted repeatedly or for an extended period, our reputation could be damaged and confidence in our platform would likely decline, causing our revenue to decline.
We plan to target new industry verticals and geographies to diversify our end-customer base and expand our channel relationships, which could result in higher research and development and sales and marketing expenses, and if unsuccessful could reduce our operating margin.
Part of our strategy is to target new industry verticals and geographies. Currently, we focus a significant portion of our business on the education and retail verticals, and to a lesser extent healthcare, which may depend on developing new products targeted to such sectors. Specifically, we intend to invest in the development of data applications and analytics capabilities which we feel may be attractive to our end-customers, particularly in the retail vertical. In addition, we also plan to continue to expand to additional countries beyond those in which we currently operate. We also intend to invest in existing and new channel relationships to reach additional end-customers to further diversify our revenue base. Targeting new industry verticals and geographies and developing customized products, data applications and partnerships, including our channel partners, targeted to these industry verticals and geographies may be expensive, require us to attract, train, develop, integrate and retain qualified employees and key sales personnel, and increase our research and development costs, as well as our sales and marketing expenditures. We must also further develop and make more productive relationships with our channel partners and our channel partners’ ability to effectively market, distribute and support our products, which requires specific investments and additional dedicated resources. We do not know if we will be successful in any of these efforts, or whether the level of success we achieve will justify the additional spending and specific investments and dedicated resources required. For example, we announced in April 2015 a new relationship with Dell Inc., whereby Dell became a reseller of Aerohive’s Wi-Fi and cloud services. In September 2015, we announced with Brocade and Juniper Networks collaborations that allow us to meet in the channel and co-sell a combined wired and wireless solutions to our end-customers. In February 2016, we announced a partnership with SYNNEX Corporation, as a value-added distributor of our products in the United States and Canada. To support these relationships, we will need to continue to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings, which could distract management’s attention and divert existing resources from our current business. There is no assurance that these relationships will identify significant or new market opportunities or growth incremental to our existing business, if at all or at a level to justify our investments. For example, in April 2016, Brocade announced its acquisition of Ruckus Wireless, one of our competitors, and it is likely that transaction will reduce Brocade’s continuing investment in and support for its collaboration with us, and the level of business opportunities we might otherwise have expected to develop jointly with Brocade. It will also take time for us to fully realize the benefits from our continued relationship with Dell. If our channel strategy, or particular channel partner initiatives or investments, such as with Dell or others we may identify, are unsuccessful, our revenue performance and operating margin would be harmed, which could adversely affect the value of our common stock.
We base our inventory purchasing decisions on our forecasts of customers’ demand, and if these forecasts are inaccurate our revenue, gross margin and liquidity could be harmed.
We place orders with our manufacturers based on our forecasts of our end-customer demand. We base our forecasts on multiple assumptions, including internal and channel partner sales forecasts, each of which may cause our estimates to be inaccurate, affecting our ability to fulfill demand for our products. When demand for our products increases significantly, we may not be able to meet demand on a timely basis, or we may incur additional expediting costs to assure we meet demand. If we underestimate demand, we may forego revenue opportunities, lose market share and damage our reputation and our relationship with our channel partners and our end-customer relationships. Conversely, if we overestimate demand, we may purchase more inventory than we are able to sell at any given time, or at all, which would increase our reserves and risk of potential write-offs.
Our value-added distributors' stock inventory of our products, and are entitled in certain circumstances to limited stock rotation rights, which could cause us to accept the return of products and expose us to the risks of higher costs.
We previously granted our value-added distributors, or VADs, limited stock rotation rights, which could require us to accept stock back from a VAD’s inventory under certain circumstances. We are in the process of transitioning our contractual relationships with certain of our VADs to remove stock rotation rights. However, under certain agreements, a VAD may have or retain a right to return a portion of products which the VAD, typically purchased within the prior six months. Although we only recognize revenue upon shipment to the end-customer, if we are required to accept returns of obsolete or slower moving inventory, our costs would increase and our operating results could be harmed. If our forecasts were inaccurate we could have higher costs, lower revenue or otherwise suffer adverse financial consequences, including holding obsolete or slower moving inventory.
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
Moreover, we currently depend on a single source or limited number of sources for several components for our products. For example, each of our products typically incorporates third-party components that have no more than two suppliers. In some instances, we may have a sole source for critical components, such as PCBA or semiconductor components. If our manufacturing partners were unable to obtain such components for any reason, they would be unable to manufacture such product. We have also entered into license agreements with some of our suppliers for technologies used in our products, and the termination of these agreements, which can generally be done on relatively short notice, could have a material adverse effect on our access to these technologies and, thus, on our business. Termination of these agreements could also make technology used in or developed for our products available to our competitors. If any of those manufacturing agreements was terminated, we could experience significant supply disruptions and be required to redesign some of our products in order to incorporate technology from alternative sources, and any such termination of the agreement, disruption in supply and redesign of certain of our products could materially and adversely affect our business and operating results.
Because there are no other sources currently identified and qualified for certain of our components, if we lost any of these suppliers or licenses we could be required to transition to a new supplier or licensor, which could increase our costs, result in delays in the manufacturing and delivery and increase in the cost of our products or cause us to carry excess or obsolete inventory. Poor quality and delays in availability in any of the components in our products, including especially those with limited or sole sourcing, could also result in lost sales or lost sales opportunities. If the quality of the components does not meet our or our end-customers’ requirements, if we are unable to obtain components from our existing suppliers on commercially reasonable terms, or if any of our limited or solely sourced component suppliers ceases to remain in business or to continue to manufacture such components, we could be required to redesign our products in order to incorporate components or technologies from alternative sources. The resulting stoppage or delay in selling our products and the expense of securing and qualifying alternative sources or redesigning our products could result in significant manufacturing and development costs, delayed or lost sales opportunities and damage to customer relationships, which would adversely affect our reputation, business and operating results. For example, in August 2015, we announced that our AP250 and AP245X access points, which are our initial Wave 2 access point products, would not be commercially available until early 2016. This delayed release was due to delays in the products' development and the availability to us of a component part essential to our development and release of the products. Limited availability in component parts may affect availability of our AP250 access point and the ability of our manufacturing partner and component suppliers to timely deliver sufficient quantities of this product to meet our demand and sales forecasts. There is a risk that existing or potential customers (including customers in our important education vertical) may elect not to purchase our products or defer purchases they otherwise would make of our products.
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
Our channel partners consist primarily of VADs and VARs. We believe that establishing and maintaining successful relationships with these channel partners is, and will continue to be, important to our financial success. Recruiting and retaining qualified channel partners and training them in our technology and product offerings require significant time, resources and investment. Additionally, we need to recruit and develop different qualified channel partners for different geographic regions and markets. To develop and expand our channel, we must continue to scale and improve our processes and procedures that support our channel partners, including investment in systems and training. Additionally, we will increasingly focus our resources and attention on those channel partners best able to help us meet our growth expectations. As a result, the total number of our channel partners may over time not maintain current or expected growth rates or may even decline.
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
The reduction in or loss by these partners of sales of our products could materially reduce our revenue. For example, in April 2016, Brocade announced its acquisition of Ruckus Wireless, one of our competitors, and it is likely that transaction will reduce Brocade’s continuing investment in and support for its collaboration with us, and the level of business opportunities we might otherwise have expected to develop jointly with Brocade. It will also take time for us to fully realize the benefits from these investments, including, specifically from our continued relationship with Dell. If we fail to maintain relationships with our channel partners, fail to develop new relationships with other channel partners, including in new markets, fail to manage, train or incentivize existing channel partners effectively, fail to provide channel partners with competitive products on attractive terms, or if these channel partners are not successful in their sales efforts, our revenue may decrease and our operating results could suffer.
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

Furthermore, various countries regulate the import of certain encryption technology and operation of our products, including through import permitting, certification and licensing requirements, and have enacted laws that could limit our ability to distribute our products or our end-customers’ ability to operate our products in those countries, or could impose additional expense on us to meet these requirements as a condition to distribute our products. Encryption products and the underlying technology may also be subject to export control restrictions. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export approval for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory laws and regulations regarding the export or import of our products, including with respect to new releases of our products, may create delays in the introduction of our products in international markets, prevent our end-customers with international operations from deploying our products throughout their globally distributed systems or, in some cases, prevent the export or import of our products to some countries altogether.
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
As a public company, we are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, to diligence, disclose and annually report whether our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. We have incurred and will continue to incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities and expect to incur additional costs in the future to comply with these disclosure requirements. However, we rely on our manufacturing partners to select, source and diligence and report to us the component parts within our products. We do not choose or contract directly with the component parts providers and do not have contracts with these component parts suppliers. This absence of any relationship between us and the component suppliers makes significantly more difficult our ability to determine and report whether our products contain conflict minerals. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to alter our products, processes or sources of supply to avoid use of such materials.

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

Defects and errors may also cause our products to be vulnerable to security attacks. The techniques used by computer hackers to access or sabotage networks are becoming increasingly sophisticated, change frequently and generally are not recognized until after they have been launched against a target. As we increasingly collect, store, analyze, use and transmit data, and provide data analytics solutions to our end-customers, these risks become more significant to us. Accordingly, our products and third-party security products may be unable to anticipate these techniques or provide a solution in time to protect our end-customers’ networks. In addition, we might not be able to timely develop and provide updated products and software to our end-customers, thereby leaving our end-customers vulnerable to attacks. Finally, if our employees, or others who have access to end-customer data, misuse this information, our reputation would be harmed and we could be subject to claims for damages.
Real or perceived defects or errors in our products could result in claims to return product or that we reimburse losses that our end-customers or channel partners sustain and we may be required, or may choose for customer or partner relations or other reasons, to expend additional resources in order to help correct the problem, including incurring additional warranty and repair costs, process management costs and costs associated with remanufacturing our inventory. We typically offer a limited warranty on our Wi-Fi access points for a period of five years from the date we discontinue sale of the product. We typically offer a limited warranty on our other hardware products for a one-year period. We also provide certain service commitment guarantees for our cloud-managed platform, pursuant to which our end-customers may receive service credits in connection with service outages. Liability limitations in our standard terms and conditions of sale may not be enforceable under some circumstances or may not fully or effectively protect us from claims and related liabilities and costs. In addition, regardless of the party at fault, we may choose to correct errors of these kinds which would divert the attention of our engineering personnel from our product development efforts, damage our reputation and the reputation of our products, cause significant customer relations problems and can result in product liability claims. We do not maintain insurance which would protect against many of these types of claims associated with the use of our products. Even where claims ultimately are unsuccessful we may have to expend funds in connection with litigation, including on behalf of our end-customers and channel partners, and divert management’s time and other resources. We also may incur costs and expenses relating to a recall of one or more of our products. The process of identifying and recalling products that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our end-customers and channel partners and significant harm to our reputation. The occurrence of any of these problems could result in substantial costs to us and the delay or loss of market acceptance of our products and could adversely impact our business, operating results and financial condition.
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

Our future success also depends on our ability to continue to attract, integrate and retain highly skilled personnel, especially skilled sales and engineering employees. We have experienced higher than normal turn-over, especially amongst our sales and engineering personnel, and continue to replace personnel where we think needed to improve our operations and product development capabilities and processes. Turn-over is highly disruptive to our operations and has had and could continue to have an adverse effect on our revenue. In addition, competition for highly skilled personnel is frequently intense, especially in Silicon Valley, where we maintain our headquarters and a substantial operating and sales presence, and Hangzhou China, where we currently maintain our principal research presence and highly skilled product development and engineering personnel. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our employees have become, or will soon become, vested in a substantial amount of stock or number of stock options. Our employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase or exercise prices, or if the exercise prices of the options that they hold are significantly above the market price of our common stock the options to purchase such shares will have little or no retention value. Further, our employees’ ability to exercise those options and sell their stock in a public market may result in a higher than normal turnover rate. The lack of performance in our stock price may affect our ability to attract new employees or retain existing employees by decreasing the perceived value of any stock-based compensation we may offer or they may hold. Prolonged periods of low performance or volatility in our stock price could negatively impact our appeal as an employer, harm employee morale or increase employee turnover, including amongst our China and Silicon Valley-based employees. Any failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs may negatively impact our growth. Also, to the extent we hire personnel from our competitors, we may be subject to allegations that these new hires have been improperly solicited, or that they have divulged to us proprietary or other confidential information of their former employers, or that their former employers own their inventions or other work product. This may expose us to significant liability and litigation risk.
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
The European Union model has been replicated substantially or in part in various jurisdictions outside the U.S., including in certain Asia-Pacific Economic Cooperation countries. Changes in European data protection regulations, including the General Data Protection Regulation, or GDPR, may also introduce new or additional operational requirements for companies that receive personal data, which may differ from than those currently in effect in the European Union, which may also include significant additional compliance requirements and increased penalties for non-compliance. For example, the GDPR, which will become fully effective on July 25, 2018, will supersede existing European Union data protection laws, include more stringent operational requirements for companies processing European Union personal data, and impose significant penalties for non-compliance. Further, some countries may require separate and local storage and processing of data that could limit certain of our product applications and solutions and increase the cost and complexity of selling our solutions or maintaining our business operations in those jurisdictions. California has also introduced broad rules, which may or may not anticipate and be consistent with rules expected to be adopted by our federal government. The introduction of new data platforms, applications and solutions or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. For instance, participation in the federal E-Rate funding program may subject us to additional privacy and data use restrictions under U.S. federal, state, and local laws and regulations relating to the processing of data relating to students or children.
The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and these laws and regulations may be interpreted and applied inconsistently from within a country or country to country, and inconsistently with our current policies and practices, and may be contradictory with each other. Additionally, various federal, state, and foreign regulatory or other governmental bodies may issue rulings that invalidate prior laws, regulations, or legal frameworks in manners that may adversely impact our business. For example, the European Court of Justice in October 2015 issued a ruling invalidating the U.S.-E.U. Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European Union data protection laws. While we did not rely upon the U.S.-E.U. Framework for our transfer of European Union personal data to the U.S., there is significant regulatory uncertainty surrounding the future of data transfers from the European Union to the U.S. In addition to government regulation, privacy advocacy and industry groups have adopted and are considering the adoption of various self-regulatory standards and codes of conduct that, if applied to our, our partners or our end-customers’ businesses, may place additional burdens on us and our partners and end-customers, which may further reduce demand for our products, data platforms, applications and solutions and harm our business.
While we work to comply with all applicable privacy and data protection laws, regulations, standards, and codes of conduct, as well as our own privacy policies and contractual commitments to the extent possible, or failure by us to comply with these could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, demands that we modify or cease existing practices, damage to our reputation and loss of goodwill (both in relation to existing and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance and business. Privacy and data protection regulators within the United States, the European Union and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities. The GDPR provides for European Union regulators to be able to impose fines in some cases of the greater of €20 million or 4% of a company’s worldwide annual sales. Such fines are in addition to the rights of individuals to sue for damages in respect of any data privacy breach which has caused them to suffer loss. Such actions against our partners, including third-party providers of data analytics services, could also affect our operating performance, including demand for our products and cloud-managed solutions and, if these or other third-party vendors violate applicable laws or our policies, such violations may also put our end-customers’ information at risk and could in turn have a material and adverse effect on our business. Additionally, there is a risk that failures in systems designed to protect private, personal or proprietary data held by us will allow such data to be disclosed to or seen by others, resulting in potential regulatory investigations, enforcement actions, or penalties, remediation obligations and/or private litigation by parties whose data were improperly disclosed. There is also a risk that we could be found to have failed to comply with U.S. or foreign laws or regulations regarding the collection, consent, handling, transfer, or disposal of such privacy, personal or proprietary data, which could subject us to fines or other sanctions, as well as adverse reputational impact.

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
We derive a significant portion of our revenue from end-customers and channel partners outside the United States. For the six months ended June 30, 2016 and 2015, we attributed 43% and 41%, respectively, of our revenue to our international end-customers and channel partners. As of June 30, 2016, approximately 43% of our full-time employees were located outside of North America, with 26% located in China. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources.
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

•	regulatory requirements or preferences for domestic products, which could reduce demand for our products;

•	differing technical standards, existing or future regulatory and certification requirements and required product features and functionality;

•	management communication and integration problems related to entering new markets with different languages, cultures, commercial practices and political systems;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•
heightened risks of unfair competition or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, and irregularities in, our financial statements;

•	difficulties and costs of staffing and managing foreign operations, and retaining key personnel;

•	differing labor standards;

•	the uncertainty of protection for our intellectual property rights and the enforceability of our rights and third-party rights in some countries;

•	potentially adverse tax consequences, including regulatory requirements regarding our ability to repatriate profits to the United States;

•	uncertainties and instability in economic and market conditions following the decision of the United Kingdom to withdraw from the European Union ("Brexit");

•
added legal compliance obligations and complexity, including complying with varying local labor, compensation and tax and securities laws as well as specific and evolving local requirements regarding data protection;

•	foreign currency exchange risk;

•	the increased cost of terminating employees in some countries; and

•	political and economic instability and terrorism.
To the extent we continue to expand our business globally, our success will depend, in large part, on our ability to effectively anticipate and manage these and other risks and expenses associated with our international operations. For example, we have seen recent weakness in the sales performance from our European territories. Political instability and uncertainty in the European Union and, in particular, Britain's recent decision to exit the E.U. (Brexit) has slowed economic growth and created significant economic disruption and uncertainty in the region, which could continue to discourage near-term economic activity, including delay decisions to purchase Aerohive products. This could have a significant and extended impact of our expected revenue from our European operations, in particular over the second half of 2016 and into 2017, as the terms and circumstances of Britain’s exit and its impact on other countries of the European Union are resolved. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, and business generally, adversely affecting our business, operating results and financial condition.
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
For example, under the FCPA, U.S. companies may be held liable for the corrupt actions taken by employees, strategic or local partners, or other representatives. Under the FCPA, we and our channel partners are required to maintain accurate books and records and a system of internal accounting controls. As such, if we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation outside the United States, governmental authorities in the United States and elsewhere could seek to impose civil or criminal fines and penalties, which could have a material adverse effect on our business, operating results and financial conditions. While our employee handbook and other policies prohibit our employees from engaging in corrupt conduct, we do not yet have in place compliance measures and training to require both our employees and our third-party intermediaries to comply with the FCPA and similar anticorruption laws.
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

•	difficulties and costs associated with staffing and managing foreign operations;

•	potentially longer payment cycles and greater difficulty collecting accounts receivable;

•	the need to adapt and localize our services for specific countries, including conducting business and providing services in local languages;

•	reliance on third parties over which we have limited control, such as our VARs, VADs, or their resellers or agents, for marketing and reselling our products and solutions;

•	availability of reliable broadband connectivity and wide area networks in areas targeted for expansion;

•	difficulties in understanding and complying with local laws, regulations, and customs in foreign jurisdictions or unanticipated changes in such laws;

•	application of or changes in anti-bribery laws, such as the FCPA and UK Bribery Act, which may disrupt our staffing or ability to manage our foreign operations;

•	changes in political and economic conditions leading to changes in the business environment in which we operate, as well as changes in foreign currency exchange rates;

•	sanctions restricting local commercial activity, including retaliatory actions by local governments; and

•	natural disasters, pandemics or international conflict, including terrorist acts, or labor or political disputes, which could interrupt our operations or endanger our personnel.
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
In the future, we may reorganize our corporate structure or intercompany relationships, which would likely require us to incur expenses in the near term for which we may not realize related benefits, at all or within a reasonable period, to justify the expense. Changes in domestic and international tax laws, including proposed legislation to reform U.S. taxation of international business activities, may negatively impact our ability to effectively restructure, or reduce the benefits we expected from such corporate restructuring. Any such restructuring would likely involve sophisticated analysis, including analysis of U.S. and international tax regimes. Compliance with such laws and regulations may be difficult and expensive and subject our business to additional risks, costs and uncertainties.
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
We have expanded our operations significantly since inception and anticipate that we may require further expansion to achieve our business objectives. For example, our revenue for the six months ended June 30, 2016 and 2015 was $87.8 million and $62.7 million, respectively, and our global headcount as of June 30, 2016 and 2015, was approximately 634 and 589 employees, respectively. The growth and expansion of our business and product offerings places a continuous and significant strain on our management, operational and financial resources. Any such future growth would also add complexity to and require effective coordination throughout our organization.
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
In addition, if interest rates rise or U.S. dollar foreign exchange rates weaken for our international end-customers and channel partners, overall demand for our products and services could decline and related capital spending may be reduced. For example, the exchange rate of the U.S. dollar to foreign currencies continues to be strong, which makes the price of our products outside the United States less competitive, reducing our sales or requiring us to lower pricing for our products outside the United States in order to maintain sales and revenue performance (thus also reducing our gross margins). Furthermore, any increase in the U.S. dollar value of worldwide commodity prices may result in higher component prices for us and increased manufacturing and shipping costs, both of which may negatively impact our financial results.
U.S. and global political, credit and financial market conditions may negatively impact or impair the value of our current portfolio of cash, cash equivalents and short-term investments, including U.S. treasury securities and U.S.-backed investment vehicles.
Our cash, cash equivalents and short-term investments were $79.0 million as of June 30, 2016, which we held as money market funds, U.S. treasury securities, commercial paper and investment-grade corporate debt with Moody's and S&P ratings of A-/A3 or better. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Any deterioration in the U. S. and global credit and financial markets could cause losses or significant deterioration in the value of our cash, cash equivalents or possible investments. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents and possible investments, which may affect our ability to fund future obligations. Further, unless and until the current U.S. and global political, credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our business, operating results and financial condition.
System security risks, data security incidents and cyber-attacks could compromise our or our end-customers’ information including proprietary information and end-customer information and disrupt our internal operations, which could cause our business and reputation to suffer and adversely affect our stock price.
In the ordinary course of business, we store sensitive data, as well as our proprietary business information and that of our end-customers, suppliers and business partners. The secure maintenance of this information, and our ability to protect our network from interruption or damage from unauthorized entry, computer viruses or other events beyond our control, is critical to our operations, and business strategy, reputation and, ultimately, our success as a business and value to our investors. While we believe we use certain proven applications designed for data security and integrity, we are in the process of developing an information security program. Despite the implementation of security measures, our infrastructure or systems may be vulnerable to hackers, computer viruses, worms, malware, ransomware or other malicious software programs or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade public and private data networks.
Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. Our information technology and infrastructure may be vulnerable to persistent threats, penetration or attacks by computer programmers and hackers, software bugs or other technical malfunctions, or other disruptions. Due to our business model and the location of some of our development centers, we have faced and are likely to face threats that target both our internal systems and our products and data analytics solutions, which, in turn, may threaten our end-customers' networks, devices, applications and data. In addition, our employees could breach our data security measures and misuse such data or other information, whether through error or misconduct. Any such data security incident, whether external or internal in origin, could compromise our networks, including our cloud-managed platform, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be improperly accessed, publicly disclosed, lost or stolen, which could subject us to liability to our end-customers, suppliers, channel and business partners and others, and cause us reputational and financial harm. Additionally, an effective attack on our systems or products or data analytics solutions could disrupt their proper functioning, allow unauthorized access to sensitive, proprietary or confidential information of ours or of our end-customers, disrupt or temporarily interrupt customers' networking traffic, or cause other destructive outcomes, including the theft of information sufficient to engage in fraudulent financial transactions or compromise other sensitive information. Because the techniques used by computer programmers and hackers, many of whom are highly sophisticated and well-funded, to access or sabotage networks change frequently and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. This could delay our response or the effectiveness of our response and impede our sales, manufacturing, distribution or other critical functions and ability to limit our exposure to third-party claims and potential liability. If any of these types of data security incidents were to occur or to be believed to have occurred, or if we were to be unable to timely respond to protect sensitive data or other proprietary or non-public data, our relationships with our business partners and end-customers could be materially damaged, our reputation and brand could be materially harmed, use of our solutions could decrease, and affected partners, end-customers or government authorities could initiate legal or regulatory action against us in connection with such incidents, which could cause us to incur significant expenses and liability or could result in orders, judgments, or consent decrees forcing us to modify our business practices. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web-based products and data analytics solutions we offer, and operate in more countries.

In addition, if an actual or perceived data security incident occurs in our network or in the network of a partner or an end-customer of one of our products and data analytics solutions (particularly our cloud-based offerings), regardless of whether the incident is attributable to our products and data analytics solutions, the market perception of the effectiveness of our products and data analytics solutions could be harmed. We may also be required to expend significant financial and operational resources in an effort to secure our systems and our and our partners' or customers’ data from security threats and hazards. Further, real or perceived defects or errors in our products and data analytics solutions (particularly in our cloud-based offerings, due to cloud-based offerings sometimes being perceived as being inherently less secure) could result in claims by channel partners and end-customers for losses that they sustain, including potentially losses resulting from data security incidents affecting our systems, our end-customers' networks and/or downtime of those networks. If channel partners or end-customers make these types of claims, we may be required, or may choose for customer relations or other reasons, to expend additional resources in order to help correct the problem, including warranty and repair costs, process management costs, and costs associated with re-manufacturing our inventory and to respond to and resolve litigation and regulatory claims. The economic costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malware, ransomware or malicious software systems and security vulnerabilities and claims could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the programmer or hacker, which may be difficult for us to identify.
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
Our corporate headquarters are located in Silicon Valley, and substantially all of our contract manufacturers are located in Asia, both regions known for seismic activity. A significant natural disaster, such as an earthquake, a fire or a flood, occurring near our headquarters, or near the facilities of our contract manufacturers, could have a material adverse impact on our business, operating results and financial condition. Despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins, denial of service attacks, malware, ransomware and other disruptions and data security incidents arising from unauthorized tampering with our systems or our products or our data analytic solutions or from internal or external threats. In addition, natural disasters, acts of terrorism or war could cause disruptions in our or our end-customers’ or channel partners’ businesses, our suppliers’ and manufacturers’ operations or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy or incident response plan or comprehensive written information or data security plans in place and do not currently require that all our manufacturing partners have such plans or policies in place. To the extent that any such incidents or our failure to promptly or effectively respond result in delays or cancellations of orders or impede our suppliers’ and/or our manufacturers’ ability to timely deliver our products and product components, or the deployment of our products, our business, operating results and financial condition would be adversely affected. We do maintain what we believe are commercially reasonable levels of business interruption insurance. However, we cannot assure you that such insurance would be available to us or adequately cover our losses in the event of a significant disruption in our business.
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

We have limited experience identifying, making investments in, purchasing and integrating third-party companies, technologies or other assets that could be complementary to our business or help advance our strategy, in particular, internationally. As a result, our ability as an organization to identify, invest in, acquire and integrate other companies, technologies or other assets in a successful manner is unproven. We may not be able to find suitable investment or acquisition candidates, and we may not be able to complete such investments or acquisitions on favorable terms, if at all. If we do complete investments or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any investments or acquisitions we complete could be viewed negatively by our end-customers, investors and financial analysts. In addition, if we are unsuccessful at integrating such acquisitions, or the technologies associated with such investments or acquisitions, the business prospects, operating results and financials of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. Cross-border transactions may involve complex regulatory, labor or government compliance requirements which we may not fully anticipate or which could impose ongoing cost and require significant management attention and resources. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition, including accounting charges. We may have to pay cash, assume liabilities, incur debt or issue equity securities to pay for any such investment or acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any such investment or acquisition could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
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
As a result of disclosure of information in filings required by us as a public company, our business and financial condition will become more visible, which might result in threatened or actual litigation, including by competitors and other third parties. For example, we are currently defending a class action law suit asserting that statements we made in conjunction with our initial public offering in March 2014 were false or misleading, or failed to include material information and we have incurred significant expenses to defend this action and expended time and resources, including management resources, necessary to resolve it, which could harm our business and operating results.
An increasing volume of our business is being delivered through our channel partners and value-added distributors, thus increasing our credit exposure to those partners.
We will continue to increase our investment in our channel partners and value added distributors, and expect the level of our revenue to be delivered through those partners and distributors to increase as well. While this may reduce the credit risk we would otherwise have with respect to individual end-customer transactions, it increases our overall credit risk to these partners and distributors. We attempt to monitor periodically the business conditions of our partners and distributors. However, we may not fully understand or be able to anticipate at any time difficult financial or market conditions that could affect or undermine their credit worthiness and ability to meet their obligations to us. This is particularly true for our partners located outside the United States and those who do not provide a level of financial reporting or disclosure consistent with U.S.-reporting companies. In the event one or more of these channel partners and distributors were to experience financial difficulties, slow their payments to us or default entirely on their obligations to us this could have a material effect on our revenue and overall business.
Our debt obligations contain restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial conditions.
On June 21, 2012, we entered into a revolving credit facility with Silicon Valley Bank, which we refer to, as amended, as our revolving credit facility. As of June 30, 2016, we have drawn $20.0 million under this revolving credit facility.
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
Our main competitors include general networking infrastructure vendors, such as Cisco/Meraki and Hewlett-Packard/Aruba Networks, whose broad networking portfolios include enterprise mobility solutions they have developed or acquired or may acquire in the future. In addition, Cisco and Apple announced in August 2015 a collaboration to improve the performance and experience of Apple iOS-based products when used on Cisco networks and operating systems. Further, in April 2016, Brocade announced its acquisition of Ruckus Wireless. Cisco and other vendors have also committed significant internal sales and marketing resources to increase their participation in the 2016 FCC’s E-Rate funding program for K-12 schools. Such vendors have significant sales and engineering resources and, along with the relationships they have formed, can offer customers and resellers a broader or more compelling portfolio of products and platform solutions than we can offer, which some customers may prefer, and can use their broader offerings to provide additional financial and technical incentives for customers to purchase their products. We also compete with Wi-Fi vendors, such as Brocade/Ruckus Wireless, whose wireless access products may be a source of product innovation in the market. Such companies may expand their product offerings over time and, through such partnerships and acquisitions and with greater resources, are able more effectively and opportunistically to target emerging markets or market opportunities, becoming more difficult competitors for us. They are also able to develop broader suites of products, and provide a complete and integrated wired and wireless hardware solution may be preferable to our end-customers. We expect competition to intensify in the future as companies introduce new products into our markets, consolidate or broaden their product offerings or from partnerships of collaborations, including amongst our competitors and partners, which expand the breadth and compatibility of their product offerings. Ruckus announced in 2015, that they are developing access point products and applications intended for the enterprise, a market in which we currently compete. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, our market share, any of which would likely seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, there could be a material and adverse effect on our competitive position, revenue and prospects for growth.

A number of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases, more resellers, and significantly greater financial, technical, sales, marketing and other resources. Our competitors may be better able to anticipate, influence or adapt more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the promotion and sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily and develop and expand their product and service offerings more quickly than we can. Such greater resource and operating histories of our larger and longer-established competitors may be particularly important to our larger enterprise customers when choosing our or a competing production solution. In addition, certain of our competitors may be able to leverage their relationships with customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages customers from purchasing our products, including through selling at low or even negative margins, product bundling, or closed-technology platforms. Our competitors may also be able to offer a broader integrated product platform, or across platforms through partnerships, bringing together a unified product, security and applications offering. Potential end-customers may prefer to purchase all of their equipment from a single provider, or may prefer to purchase wireless and wired networking products from an existing supplier rather than a new supplier, regardless of product performance or features.
We expect increased competition from our current competitors, as well as other established and emerging companies, to the extent our markets continue to develop and expand. Conditions in our markets could change rapidly and significantly as a result of technological advancements or other factors. These pressures could limit our growth and materially adversely affect our business, operating results and financial condition.
Industry consolidation and strategic partnerships lead to increased competition and may harm our operating results.
There has been a trend toward industry consolidation in our markets for several years as companies attempt to strengthen or hold their market positions in an evolving industry, and as companies are acquired or are unable to continue operations. Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they individually had offered. For example, in November 2012, Cisco Systems acquired Meraki Networks. In 2014, Juniper Networks announced that it was exiting its wireless networking business as part of a strategic partnership with Aruba Networks. In April 2014, Zebra Technologies announced that it would buy the enterprise business of Motorola Solutions. In March 2015, Hewlett-Packard announced that it would acquire Aruba Networks. In July 2015, Fortinet, Inc. completed its acquisition of Meru Networks. Cisco and Apple announced in August 2015 a collaboration to improve the performance and experience of Apple iOS-based products when used on Cisco networks and operating systems. In October 2015, Ruckus announced its acquisition of CloudPath Networks, a provider of Wi-Fi onboarding technology, and in April 2016, Brocade announced its acquisition of Ruckus. Such or similar consolidation or strategic partnerships may continue in the future. The companies or alliances resulting from these possible consolidations may create more compelling or bundled or integrated product platforms, bringing together unified product, security and application offerings, as well as being able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, channel coverage, technology or product functionality. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized technology companies such as ourselves and, consequently, customers’ willingness to purchase from us. Such greater resource and operating histories of our larger and longer-established competitors may be particularly important to our larger enterprise customers when choosing our or a competing production solution. In addition, companies that are our strategic alliance or channel partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. For example, it is likely that the Brocade acquisition of Ruckus will reduce Brocade’s continuing investment in and support for its collaboration with us, and the level of business opportunities we might otherwise have expected to develop jointly with Brocade. We believe that industry consolidation may result in stronger competitors, with more efficient cost structures that are better able to compete as sole-source vendors for our end-customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results and financial condition.
Demand for our products and services depends in part on the continued growth of the industries in which we participate, and the failure of these industries to expand or the timing of their transactions could harm our operating results.
We currently target K-12 and higher education, retail, distributed enterprise and, to a lesser extent, healthcare end-customers. We sell into verticals such as finance, manufacturing, utilities, telecom, state and local government, transportation, legal, accounting, architecture, engineering and construction. In the event any of the specific sectors we target fails to expend on wireless networking, our operating results could be harmed. For example, the education sector is faced with limited resources to spend on technology purchases. In North America, the U.S. government’s E-Rate program starting on July 1, 2015 is expected to continue to provide a significant portion over the next several years of the funding used by schools to purchase our solutions. If this sector does not continue to expand expenditures on technology in general, and wireless networking in particular, our business could be harmed. If the E-Rate program is discontinued or receives a lower level of funding than we expect, or the share of funding our end-customers secure or direct toward purchasing our products is lower than we expect, our business could also be harmed. Cisco, Ruckus and other vendors have also committed significant internal sales and marketing resources to increase their participation in the 2016 FCC’s E-Rate funding program for K-12 schools. In addition, purchasing decisions by schools may depend on the availability or expectation of funding, including the timing and availability of funding for schools under the FCC’s E-Rate program. For example, in addition to our normal seasonality, we saw schools defer purchases to later 2015 (and into 2016), in anticipation of the availability of such funding and due to decisions to delay product deployment, including to accommodate school schedules. We believe such deferrals and delays increased seasonal variations in demand during our fiscal 2015 for our products and services in the education vertical, making more difficult our ability to forecast our operating performance and achieve revenue and other operating results based on those forecasts. The sales results for our first fiscal quarter 2015 were below expectations, primarily due to a pause in demand in U.S education business due to such various aspects and timing of the federal E-Rate program. We also saw K-12 spending shift from the first half of the year into the second half of the year, and into our fiscal 2016. We believe such deferrals and delays are continuing during the 2016 annual E-Rate funding cycle.
In 2016 E-Rate cycle, USAC also experienced significant administrative challenges that led them to extend the period for schools to submit Form 471 funding requests, and that led many schools to abandon their Form 470 bid requests or not submit their Form 471 funding requests in the first instance. Based on publicly reported information, the total value of submissions of Form 471 funding requests for "Category 2" projects in the 2016 funding cycle was 17% below the total value of funding requests submitted in the 2015 funding cycle. Aerohive increased its reported share of the funding requests for Wi-Fi products from 10% in 2015 to 11% in 2016; however, due to the overall reduction in funding requests, total Aerohive-related awards in 2016 appear to be 12% lower than the 2015 funding cycle. Further, USAC continues to report significant delays in its ability to process and fund such requests during the 2016 funding cycle, causing the pace of release of approved funds and resulting availability of those funds to schools to be significantly lower than in 2015. This is evidenced by the level of funds released through the 2016 "Wave 5" funding release being more than 69% below the comparable funding release period in 2015. We expect the timing of the availability of this reduced level of funding to delay schools' purchases of Aerohive products. For these reasons, we expect these delays, deferrals and apparently lower levels of E-Rate-funded transactions to impact our revenue performance for the second half of 2016 and potentially into 2017. These are specific examples of the many factors which add additional uncertainty to our future revenue from our education end-customers.
If functionality similar to that offered by our products is incorporated into existing network infrastructure products, enterprises may decide against adding our products to their network, which would have an adverse effect on our business.
Large, well-established providers of networking equipment may continue to introduce features that compete with our products, either in stand-alone products or as additional features or applications in their network platforms. For example, several of our larger competitors may be better able to integrate into a single platform a broader product, security and applications offering. The inclusion of, or the announcement of an intent to include, functionality perceived to be better or more cost-effective than that offered by our platform may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by these providers is more limited or less cost-effective than our platform, end-customers may elect to accept such products in lieu of adding platforms from an additional vendor such as ourselves. Many enterprises have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking products, which may make them reluctant to add new components to their networks, particularly from other vendors such as ourselves. In addition, an enterprise’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match. If enterprises are reluctant to add new vendors or otherwise decide to work with their existing vendors, our ability to maintain or improve our market share, our financial condition and operating results will be adversely affected.
We rely on revenue from subscription and services that may decline. Because we recognize revenue from subscriptions and services over the term of the relevant service period, downturns or upturns in sales are not immediately reflected in full in our operating results.
Software subscription and services revenue, consisting of sales of new or renewal subscription and support and maintenance contracts, accounts for a significant portion of our revenue, comprising of 18% of total revenue for six months ended June 30, 2016 and 2015. Service revenue might decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our offerings, the prices, pricing and changes in the scope of our offerings, the prices of products and services offered by our competitors and reductions in our end-customers’ spending levels. We are developing and implementing systems to enable us better to track and timely identify renewal opportunities. If our sales of new or renewal subscription and support and maintenance contracts decline, or we are not able to manage efficiently increased support transaction volumes, including renewals, our revenue and revenue growth may decline and our business will suffer. In addition, we currently recognize service revenue ratably over the term of the relevant service period, which is typically one, three or five years. As a result, much of the service revenue we report each fiscal quarter is the recognition of deferred revenue from service contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time and the associated revenue we recognize could be lower in any particular quarter.
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
The RoHS and the similar laws of other jurisdictions limit the content of certain hazardous materials, such as lead, mercury and cadmium, in the manufacture of electrical equipment, including our products. Currently, our products comply with the EU RoHS requirements. However, if there are changes to these or other laws (or their interpretation) or other jurisdictions pass new similar laws or requirements, we may be required to reengineer our products to use components compatible with these regulations. This reengineering and component substitution could result in additional costs to us or disrupt our operations or logistics or delay our ability to sell our products.
The WEEE Directive requires electronic goods producers to register as a WEEE producer and be responsible for the collection, recycling, and treatment of such products. Changes in interpretation of the directive may cause us to have additional regulatory requirements to meet in the future in order to comply with this directive, or with any similar laws adopted in other jurisdictions.
We are also subject to environmental laws and regulations governing the management of hazardous materials, which we use in small quantities in our engineering labs. Our failure to comply with past, present, and future similar laws could result in reduced sales of our products, substantial product inventory write-offs, reputational damage, costs, penalties, third-party property damage, and other sanctions, any of which could harm our business and financial condition. We also expect that our products will be affected by new environmental laws and regulations on an ongoing basis, imposing greater compliance costs, and increasing risks and penalties associated with violations, which could harm our business. To date, our expenditures for environmental compliance have not had a material impact on our results of operations or cash flows, and although we cannot predict the future impact of such laws or regulations, they will likely result in additional costs and may increase penalties associated with violations or require us to change the content of our products or how they are manufactured, which could have a material adverse effect on our business, operating results, and financial condition.
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
As our business expands and the number of products and competitors in our market increases and overlaps occur, we expect that infringement claims against us or our partners or end-customers may increase in number and significance. Any claims or proceedings against us, whether meritorious, will be time-consuming, result in costly litigation, require significant amounts of management time or result in the diversion of significant operational resources, any of which could materially and adversely affect our business and operating results.
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
Our products utilize software modules licensed to us by third-party authors under open source licenses, including as incorporated into software we receive from third party commercial software vendors. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, updates, warranties, or other contractual protections regarding infringement claims or the quality of the code. Furthermore, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and these licenses could be construed in a way that could impose other unanticipated conditions or restrictions on our ability to commercialize our products. In addition, some open source licenses require the licensee, under certain circumstances, to make available source code for modifications or derivative works the licensee creates based upon such open source software, and to allow further modification and distribution of such works. As a result, if we combine our proprietary software with open source software or modify such software in a certain manner, we could be required to release certain source code we authored under license terms that freely permit third parties, including our competitors, to further modify, use and distribute our software. In some instances, this could allow our competitors to create similar products with lower development effort and time, create security vulnerabilities in our products, and ultimately result in a loss of product sales for us. Further, if we are held to have breached or otherwise failed to comply with the terms of an open source software license, we could be required to pay damages, seek licenses from third parties to continue offering our products, re-engineer our products, or discontinue the sale of our products if re-engineering could not be accomplished on a timely basis.
We continue to review our usage of open source software in our products, and to analyze the impact of such usage on our products and business. We may not be able to identify all of the risks regarding our use of open source software and what steps we will need to take to come into compliance with applicable license terms. Moreover, our implementation of tools and policies designed to monitor our ongoing use of open source software in our products may not be adequate or entirely effective in all instances. Depending on our determination of the impact on our business of compliance with applicable open source licenses license requirements, we could be required to re-engineer certain aspects of our products and/or seek licenses from third parties. Our review to date has identified certain uses of third-party open source software that, under the terms of applicable open source licenses, will likely require us to provide certain additional notices to distribute and to offer to release certain of our source code under open-source software license terms, which we are currently preparing to do. We are also considering re-engineering of certain portions of our products to limit the scope of and potential impact on our business of such disclosure and licensing requirements going forward. Until we have completed our analysis, we will not know the full extent of such required disclosures or re-engineering efforts, or if and on what terms such alternative licenses could be available.
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
The trading price of our common stock has fluctuated substantially. From the date of our initial public offering in March 2014 through June 30, 2016, the high and low trading price for our common stock as reported by the New York Stock Exchange ranged between a high of $12.23 and a low of $3.43. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock, since you might not be able to sell your shares at or above the price you paid.
Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of high technology-stocks;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	sales of shares of our common stock by us or our stockholders, including through secondary offerings we may initiate to generate cash to fund our ongoing operations;

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

•
vesting of shares under RSU awards to our employees and delivery of shares our employees purchase under our ESPP, and related selling of such shares into the market, including to cover employee tax withholding obligations;

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

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or our products, or third-party proprietary rights;

•	announced or completed investments in or acquisitions of businesses or technologies by us or our competitors, and the performance of such investments or acquisitions;

•	the partnerships we or our competitors may announce, and the performance of such partnerships;

•	declines in our operating, margin or revenue growth or customer acquisition rates;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	changes in our senior management or our board of directors;

•	general economic conditions and slow or negative growth of our markets; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
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
In addition, we utilize RSU awards as a significant component of the equity incentives we provide to our employees. Shares subject to these awards typically vest on March 1, June 1, September 1 and December 1 of each year. On each of these dates, we may withhold shares on behalf of employees to satisfy the minimum statutory tax withholding requirements or we may alternatively direct the sale of such shares into the market to generate cash sufficient to satisfy such withholding requirements. Our employees are also able to purchase shares of our common stock twice per year under our ESPP, which purchase dates currently are June 1 and December 1 of each year. Employees may choose then to sell a portion or all of such shares, including to generate cash sufficient to satisfy statutory tax withholding requirements they may have under local law. The coincidence of such sales of our common stock, concentrating on specific dates, may increase the typical or average trading volume of our common stock, and increase the volatility and degree of fluctuation in the trading price of our common stock. For example, on each of March 1 and June 1, 2016, and for the several days thereafter, the average trading volume in our common stock, as reported by the NYSE, increased significantly, as did the degree of fluctuation in the trading price for our stock. We expect such increased trading volumes and related trading price volatility to be repeated, coinciding with future RSU vesting and ESPP purchase dates. Such trading volume and price volatility could create uncertainty amongst our investors or contribute to further stock price declines which may not be related to the actual performance of our business.
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

•
our stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to our Board or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and

•
our Board may issue, without stockholder approval, shares of undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

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
The trading market for our common stock is influenced by the research and reports that industry or financial analysts publish about us, our business, our competitors’ business or our industry. We do not control these analysts or the content and opinions included in their reports. As a recently public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issues an adverse or misleading opinion regarding our stock price, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
We believe our long-term value as a company will be greater if we focus on growth.
Part of our business strategy is to focus on our long-term growth. As a result, it may take longer to achieve and sustain profitability and, once achieved, our profitability may be lower in the near term than it would be if our strategy were to maximize short-term profitability. Our use of cash could also be greater and extend over a longer period as we make investments in areas of our operations, such as sales, marketing and research and development, which we feel may promote growth and profitability over the long term. Expenditures on expanding our research and development and sales and marketing efforts, infrastructure and other such investments may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve profitability, at all or on a schedule or at the level anticipated by analysts and our stockholders, our stock price may decline. Conversely, our efforts to achieve profitability could cause us to reduce hiring and other investments, which could limit our product development and efforts to improve sales execution, and create organizational strain, including within our sales, engineering and support organizations.
We recently announced a share repurchase program, but we cannot guarantee that in fact that our repurchase of shares will enhance long-term stockholder value. Our share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
In February 2016, our board of directors authorized a stock repurchase program. Under the program, we are authorized to repurchase shares of our common stock for an aggregate purchase price of up to $10 million. As of June 30, 2016, we had repurchased under this program 261,515 shares of our common stock at a total price of $1.5 million. Although our board of directors authorized the program, we are not obligated to repurchase any minimum or specific number or dollar amount of shares. In addition, we may suspend or terminate the program at any time before its expiration as of June 30, 2017. Under the program, we may purchase shares of our stock from time to time, in the open market or through private transactions, subject to market conditions, in compliance with applicable state and federal securities laws. However, the timing and number of our share repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities available to us. We may also choose to defer or limit repurchases given other uses of our cash or our desire to preserve cash balances. In addition, our repurchases of common stock could affect the market price of our common stock or increase its volatility. For example, the existence of a share repurchase program could cause our share price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. We also cannot assure that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchase our stock, and short-term stock price fluctuations could reduce the program’s effectiveness.

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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we choose to take advantage of exemptions from various reporting or compliance requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years after the completion of the IPO, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenue of $1 billion or more during any fiscal year before that time, we would cease to be an “emerging growth company” as of the end of that fiscal year. If we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of August 2016.

AEROHIVE NETWORKS, INC.

By:	/s/ David K. Flynn
David K. Flynn
President and Chief Executive Officer

AEROHIVE NETWORKS, INC.

By:	/s/ John Ritchie
John Ritchie
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description of Document

10.1		Outside Director Compensation Policy, as amended and restated.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

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