Form 10-Q
period 2016-09-30
AEROHIVE NETWORKS, INC
filed 2016-11-02
CIK 1372414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.001, outstanding as of October 31, 2016 was 51,215,910.

The Aerohive Networks design logo and the marks “Aerohive®,” “HiveManager®” and “HiveOS®” are the property of Aerohive Networks, Inc. All Rights Reserved. This Quarterly Report on Form 10-Q contains additional trade names, trademarks and service marks of other companies.

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AEROHIVE NETWORKS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
ASSETS		(As Adjusted)*
CURRENT ASSETS:
Cash and cash equivalents	$43,900	$45,741
Short-term investments	35,256	46,593
Accounts receivable, net of allowance for doubtful accounts of $33 and $15 as of September 30, 2016 and December 31, 2015, respectively	22,472	22,824
Inventories, net	15,691	10,775
Prepaid expenses and other current assets	7,239	7,613
Deferred cost of goods sold	230	757
Total current assets	124,788	134,303
Property and equipment, net	9,603	9,156
Goodwill	513	513
Other assets	5,273	3,680
Total assets	$140,177	$147,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,481	$15,140
Accrued liabilities	10,703	11,856
Debt, current	20,000	—
Deferred revenue, current	31,349	27,893
Total current liabilities	75,533	54,889
Debt, non-current	—	20,000
Deferred revenue, non-current	34,060	31,369
Other liabilities	1,855	463
Total liabilities	111,448	106,721
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share - 25,000,000 shares authorized as of September 30, 2016 and December 31, 2015; no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, par value of $0.001 per share - 500,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 51,209,910 and 49,017,293 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	52	49
Additional paid–in capital	250,807	231,289
Treasury stock - 364,627 shares as of September 30, 2016	(2,139)	—
Accumulated other comprehensive gain (loss)	2	(61)
Accumulated deficit	(219,993)	(190,346)
Total stockholders’ equity	28,729	40,931
Total liabilities and stockholders’ equity	$140,177	$147,652
See notes to condensed consolidated financial statements.

* Certain amounts have been adjusted for the retrospective changes in accounting policy for sales commissions (See Note 1).

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:		(As Adjusted)*		(As Adjusted)*
Product	$31,691	$36,130	$103,683	$87,361
Software subscription and services	8,678	6,650	24,445	18,072
Total revenue	40,369	42,780	128,128	105,433
Cost of revenue (1):
Product	10,070	11,707	32,922	28,134
Software subscription and services	3,095	2,686	9,048	7,040
Total cost of revenue	13,165	14,393	41,970	35,174
Gross profit	27,204	28,387	86,158	70,259
Operating expenses:
Research and development (1)	10,685	10,098	31,457	26,491
Sales and marketing (1)	19,647	21,364	62,037	60,053
General and administrative (1)	6,515	7,212	22,135	19,665
Total operating expenses	36,847	38,674	115,629	106,209
Operating loss	(9,643)	(10,287)	(29,471)	(35,950)
Interest income	109	21	345	54
Interest expense	(115)	(140)	(351)	(1,067)
Other income, net	22	59	128	213
Loss before income taxes	(9,627)	(10,347)	(29,349)	(36,750)
Income tax provision	(85)	(215)	(298)	(422)
Net loss	$(9,712)	$(10,562)	$(29,647)	$(37,172)
Net loss attributable to common stockholders	$(9,712)	$(10,562)	$(29,647)	$(37,172)
Net loss per share allocable to common stockholders, basic and diluted	$(0.19)	$(0.22)	$(0.59)	$(0.79)
Weighted-average shares used in computing net loss per share allocable to common stockholders, basic and diluted	50,818,710	47,724,142	49,920,630	46,975,649

(1) Includes stock-based compensation as follows:
Cost of revenue	$431	$249	$1,024	$631
Research and development	1,576	1,338	4,287	3,325
Sales and marketing	2,505	1,965	6,336	5,189
General and administrative	1,903	1,633	5,118	4,226
Total stock-based compensation	$6,415	$5,185	$16,765	$13,371
See notes to condensed consolidated financial statements.

* Certain amounts have been adjusted for the retrospective changes in accounting policy for sales commissions (See Note 1).

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		(As Adjusted)*		(As Adjusted)*
Net loss	$(9,712)	$(10,562)	$(29,647)	$(37,172)
Unrealized gain (loss) on available-for-sale investments, net of tax	(18)	—	63	—
Comprehensive loss	$(9,730)	$(10,562)	$(29,584)	$(37,172)
See notes to condensed consolidated financial statements.

* Certain amounts have been adjusted for the retrospective changes in accounting policy for sales commissions (See Note 1).

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities		(As Adjusted)*
Net loss	$(29,647)	$(37,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,665	2,601
Stock-based compensation	16,765	13,371
Other	280	296
Changes in operating assets and liabilities:
Accounts receivable	352	8,347
Inventories	(4,916)	(3,397)
Prepaid expenses and other current assets	901	(2,663)
Other assets	(93)	(553)
Accounts payable	(1,956)	(17)
Accrued liabilities	(1,239)	3,830
Other liabilities	400	(409)
Deferred revenue	6,147	8,695
Net cash used in operating activities	(10,341)	(7,071)
Cash flows from investing activities
Purchases of property and equipment	(1,737)	(2,006)
Capitalized software development costs	—	(1,913)
Maturities of short-term investments	25,600	—
Purchases of short-term investments	(14,488)	—
Investment in privately held company	(1,500)	—
Net cash provided by (used in) investing activities	7,875	(3,919)
Cash flows from financing activities
Proceeds from exercise of vested stock options	815	1,170
Proceeds from employee stock purchase plan	2,890	2,271
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(941)	(2,306)
Payment to repurchase common stock	(2,139)	—
Proceeds from issuance of debt	—	10,000
Repayments of debt	—	(10,000)
Net cash provided by financing activities	625	1,135
Net decrease in cash and cash equivalents	(1,841)	(9,855)
Cash and cash equivalents at beginning of period	45,741	98,044
Cash and cash equivalents at end of period	$43,900	$88,189
Supplemental disclosure of cash flow information
Income taxes paid	$535	$394
Interest paid	$364	$845
Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment recorded in accounts payable, accrued liabilities and other liabilities	$1,529	$136
Unpaid capitalized software development costs	$—	$94
Vesting of early exercised stock options	$—	$45
Stock-based compensation in capitalized software development	$—	$257
See notes to condensed consolidated financial statements.

* Certain amounts have been adjusted for the retrospective changes in accounting policy for sales commissions (See Note 1).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Aerohive Networks, Inc. was incorporated in Delaware on March 15, 2006, and, together with its subsidiaries (the "Company"), has designed and developed a leading cloud and enterprise Wi-Fi solution that enables our customers to use the power of the Wi-Fi, cloud, analytics and applications to transform how they serve their customers. Our products include Wi-Fi access points, routers and switches required to build an edge-access network; a cloud services platform for centralized management; data collection and analytics; and applications that leverage the network to provide additional capabilities to business and IT organizations. Together, these products, service platforms and applications create a simple, scalable, and secure solution to deliver a better-connected experience.
The Company has offices in North America, Europe, the Middle East and Asia Pacific and employs staff around the world.
Basis of Presentation and Consolidation
The Company prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"), which include the accounts of Aerohive Networks, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
The accompanying consolidated financial statements and related notes have been adjusted to reflect the impacts of this change with the associated deferred tax impacts retrospectively for all prior periods presented. Under the as-previously reported basis, there were no book / tax basis differences related to commission expense. Under the as-adjusted basis, the deferred commission asset creates a deferred tax liability related to commission expense. Creating this deferred tax liability reduces the valuation allowance on the deferred tax assets by the same amount. The increase in the deferred tax liability is fully offset by the reduction in the deferred tax asset valuation allowance and has no net impact to income tax provision in the consolidated statements of operations.
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

Consolidated Balance Sheet (in thousands)

	September 30, 2016			December 31, 2015
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Prepaid expenses and other current assets	$4,244	$2,995	$7,239	$4,129	$3,484	$7,613
Total current assets	$121,793	$2,995	$124,788	$130,819	$3,484	$134,303
Other assets	$1,989	$3,284	$5,273	$426	$3,254	$3,680
Total assets	$133,898	$6,279	$140,177	$140,914	$6,738	$147,652
Accumulated deficit	$(226,272)	$6,279	$(219,993)	$(197,084)	$6,738	$(190,346)
Total stockholders' equity	$22,450	$6,279	$28,729	$34,193	$6,738	$40,931
Total liabilities and stockholders' equity	$133,898	$6,279	$140,177	$140,914	$6,738	$147,652

Consolidated Statements of Operations (in thousands, except share and per share amounts)

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Sales and marketing	$19,396	$251	$19,647	$22,083	$(719)	$21,364
Operating loss	$(9,392)	$(251)	$(9,643)	$(11,006)	$719	$(10,287)
Net loss	$(9,461)	$(251)	$(9,712)	$(11,281)	$719	$(10,562)
Net loss per share allocable to common stockholders, basic and diluted	(0.19)	—	(0.19)	(0.24)	0.02	(0.22)
Weighted-average shares used in computing net loss per share allocable to common stockholders, basic and diluted	50,818,710	—	50,818,710	47,724,142	—	47,724,142

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Sales and marketing	$61,578	$459	$62,037	$61,657	$(1,604)	$60,053
Operating loss	$(29,012)	$(459)	$(29,471)	$(37,554)	$1,604	$(35,950)
Net loss	$(29,188)	$(459)	$(29,647)	$(38,776)	$1,604	$(37,172)
Net loss per share allocable to common stockholders, basic and diluted	(0.58)	(0.01)	(0.59)	(0.83)	0.03	(0.79)
Weighted-average shares used in computing net loss per share allocable to common stockholders, basic and diluted	49,920,630	—	49,920,630	46,975,649	—	46,975,649

Consolidated Statements of Comprehensive Loss (in thousands)

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Net loss	$(9,461)	$(251)	$(9,712)	$(11,281)	$719	$(10,562)
Comprehensive loss	(9,479)	(251)	(9,730)	$(11,281)	$719	$(10,562)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Net loss	$(29,188)	$(459)	$(29,647)	$(38,776)	$1,604	$(37,172)
Comprehensive loss	(29,125)	(459)	(29,584)	(38,776)	1,604	(37,172)

Consolidated Statements of Cash Flows (in thousands)

	Nine Months Ended September 30 2016			Nine Months Ended September 30, 2015
	Computed under Prior Method	Impact of Commission Adjustment	As Reported	As Previously Reported	Impact of Commission Adjustment	As Adjusted
Net loss	$(29,188)	$(459)	$(29,647)	$(38,776)	$1,604	$(37,172)
Prepaid expenses and other current assets	$412	$489	$901	$(1,526)	$(1,137)	$(2,663)
Other assets	$(63)	$(30)	$(93)	$(86)	$(467)	$(553)
Net cash used in operating activities	$(10,341)	$—	$(10,341)	$(7,071)	$—	$(7,071)
There have been no other material changes to the significant accounting policies during the three and nine months ended September 30, 2016 as compared to those described in the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016.
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. The Company remeasures the transactions denominated in currencies other than the functional currency at the average exchange rate in effect during the period. At the end of each reporting period, the Company remeasures its subsidiaries’ monetary assets and liabilities to the U.S. dollar using exchange rates in effect at the end of the reporting period. The Company remeasures its non-monetary assets and liabilities at historical exchange rates. The Company records gains and losses related to remeasurement in other income, net in the consolidated statements of operations. Foreign currency exchange losses have not been significant in any period presented and the Company has not undertaken any hedging transactions related to foreign currency exposure.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from contracts with customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and most industry-specific guidance. The guidance requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 deferring the effective date of this standard by one year to December 15, 2017, and, thus, the new standard will be effective for the Company on January 1, 2018. This standard may be adopted using either the full or modified retrospective methods. In April 2016 and May 2016, the FASB issued ASU 2016-10 and ASU 2016-12, respectively, which clarify guidance on identifying performance obligations, collectability criterion and noncash consideration. The Company is currently evaluating the potential impact of these standards on its financial statements.

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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which provides guidance to decrease the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash equivalents in money market funds. The amount on deposit at any time with money market funds may exceed the insured limits provided on such funds.
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
The percentages of revenue from a consolidated group of entities (VAD A) and from individual entities (VAD B and VAD C) greater than 10% of total consolidated revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
VAD A	14.0%	11.1%	13.8%	14.2%
VAD B	19.2%	*	11.0%	*
VAD C	*	13.8%	*	11.1%

* Less than 10%

The percentages of receivables from VAD A and individual entities (VAD B and VAD D) greater than 10% of total consolidated accounts receivable were as follows:

	September 30,	December 31,
	2016	2015
VAD A	16.9%	18.5%
VAD B	17.0%	*
VAD D	*	11.2%

* Less than 10%
2. FAIR VALUE MEASUREMENTS
The Company records its financial assets and liabilities at fair value. The Company categorizes these assets and liabilities based upon the level of judgment associated with inputs used to measure the fair value. The categories are as follows:

Level 1	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.
Level 2	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3	Unobservable inputs are used when little or no market data is available.
The Company classified its cash equivalents and short-term marketable investments within Level 1 and Level 2 in the fair value hierarchy as of September 30, 2016 and December 31, 2015, respectively. Level 1 assets include highly liquid money market funds that are included in cash and cash equivalents. The Company generally classifies these instruments within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. Level 2 assets include U.S. treasuries, corporate securities and commercial paper that are included in short-term investments. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets.
As of September 30, 2016, the Company held a convertible note from a privately held company, which the Company classified it as Level 3 in the fair value hierarchy (Note 3).
The components of the Company’s Level 1 and Level 2 assets are as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cash equivalents	Short-term investments
	(in thousands)
Level 1:
Money market funds	32,222	—	32,222	32,222	—
	$32,222	$—	$32,222	$32,222	$—
Level 2:
U.S. treasuries	17,499	7	17,506	—	17,506
Corporate securities	11,179	(6)	11,173	—	11,173
Commercial paper	6,577	—	6,577	—	6,577
	$35,255	$1	$35,256	$—	$35,256
Total	$67,477	$1	$67,478	$32,222	$35,256

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cash equivalents	Short-term investments
	(in thousands)
Level 1:
Money market funds	33,436	—	33,436	33,436	—
	$33,436	$—	$33,436	$33,436	—
Level 2:
U.S. treasuries	15,988	(21)	15,967	—	15,967
Corporate securities	23,679	(40)	23,639	—	23,639
Commercial paper	6,987	—	6,987	—	6,987
	$46,654	$(61)	$46,593	$—	46,593
Total	$80,090	$(61)	$80,029	$33,436	$46,593
All Level 1 and 2 short-term investments the Company held as of September 30, 2016 and December 31, 2015, contractually mature within one year from these respective dates.
Unrealized gains and losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, the Company does not intend to sell, and it is not more likely than not that the Company would be required to sell, these investments before recovery of their cost basis. As a result, there is no other-than-temporary impairment for these investments as of September 30, 2016 and December 31, 2015.
3. CONSOLIDATED BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Deferred sales commissions, current portion (Note 1)	$2,995	$3,484
Prepaid expenses	2,816	2,950
Other	1,428	1,179
Total prepaid expenses and other current assets	$7,239	$7,613
Property and Equipment, net
Property and equipment, net consists of the following:

		September 30,	December 31,
	Estimated Useful Lives	2016	2015
		(in thousands)
Computer and other equipment	3 years	$1,937	$1,704
Manufacturing, research and development laboratory equipment	3 years	4,620	4,476
Software	2 to 5 years	8,469	8,470
Office furniture and equipment	3 to 7 years	2,070	1,041
Leasehold improvements	shorter of useful life or lease term	1,046	614
Property and equipment, gross		18,142	16,305
Less: Accumulated depreciation and amortization		(8,539)	(7,149)
Property and equipment, net		$9,603	$9,156
Software category includes the capitalized internal-use software for the Company's cloud service platform. In April 2015, the Company completed and launched the next generation of its cloud services platform, and began to amortize these capitalized costs to cost of software subscription and services revenue on a straight-line basis over an estimated useful life of the software of five years.
Depreciation and amortization expense was $0.9 million and $1.0 million for the three months ended September 30, 2016 and 2015, respectively, and $2.7 million and $2.6 million for the nine months ended September 30, 2016 and 2015, respectively.
Other assets
Other assets consist of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Deferred sales commissions, non-current portion (Note 1)	$3,284	$3,254
Investment in privately held company	1,500	—
Other	489	426
Total other assets	$5,273	$3,680
In January 2016, the Company paid $1.5 million in cash to purchase a convertible note issued by a privately held company, which provides Wi-Fi application and analytics. The Company currently has no voting rights, investor rights or significant influence over the privately held company. The convertible note has been recorded at carrying value. Since the convertible note has no readily determinable market value, the Company has categorized it as a Level 3 asset in the fair value hierarchy. As of September 30, 2016, the fair value of the convertible note approximated its carrying value. The Company did not recognize an impairment for the three and nine months ended September 30, 2016, as there were no identified events or changes in circumstances that might have a significant adverse impact on the carrying values of the investment. Since the convertible note has a two-year contractual term and the Company does not intend to liquidate it in the next 12 months, the Company has classified the convertible note as other assets on the condensed consolidated balance sheet.
Accrued Liabilities
Accrued liabilities consist of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Accrued compensation	$8,304	$9,410
Accrued expenses and other liabilities	1,739	1,801
Warranty liability, current portion	660	645
Total accrued liabilities	$10,703	$11,856
Deferred Revenue
Deferred revenue consists of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Products	$1,112	$3,199
Software subscription and services	64,297	56,063
Total deferred revenue	65,409	59,262
Less: current portion of deferred revenue	31,349	27,893
Non-current portion of deferred revenue	$34,060	$31,369
Warranty Liability

The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Beginning balance	$1,034	$1,046	$978	$891
Charges to operations	142	339	515	867
Obligations fulfilled	(124)	(132)	(331)	(452)
Changes in existing warranty	(53)	(277)	(163)	(330)
Total product warranties	$999	$976	$999	$976
Current portion	$660	$638	$660	$638
Non-current portion	$339	$338	$339	$338
Changes in existing warranty reflect a combination of changes in expected warranty claims and changes in the related costs to service such claims.
4. DEBT
Financing Agreements
In June 2012, the Company entered into a revolving credit facility with Silicon Valley Bank (the "Revolving Credit Facility"). The Revolving Credit Facility is collateralized by substantially all of the Company’s property, other than intellectual property. Prior to March 31, 2015, the Revolving Credit Facility bore monthly interest at a floating rate equal to the greater of (i) 4.00% or (ii) prime rate plus 0.75%. By amendment in March 2015, interest on the Revolving Credit Facility adjusted as of March 31, 2015 to a floating rate equal to the lesser of (i) LIBOR rate plus 2.25% or (ii) prime rate minus 0.5%. In November 2015, the Company further amended the Revolving Credit Facility to revise the floating interest rate to the lesser of (i) LIBOR rate plus 1.75% or (ii) prime rate minus 1.0%, which was effective January 1, 2016. The weighted-average interest rate of the Revolving Credit Facility was 2.35% and 2.79% for the three months ended September 30, 2016 and 2015, respectively, and 2.36% and 3.05%, for the nine months ended September 30, 2016 and 2015, respectively.
The Revolving Credit facility currently provides, among other things, (i) a maturity date of March 31, 2017; and (ii) a revolving line up to $20.0 million, subject to certain conditions.
The Revolving Credit Facility contains customary negative covenants which, unless waived by SVB, limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate, as well as requiring the Company to maintain a minimum adjusted quick ratio of 1.25 to 1.00 and minimum cash balances as of the last day of each month. The Revolving Credit Facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults due to inaccuracy of representation and warranties. Upon an event of default, the lender may declare all or a portion of the outstanding obligations payable by the Company to be immediately due and payable and exercise other rights and remedies provided for under the Revolving Credit Facility. During the existence of an event of default, interest on the obligations under the Revolving Credit Facility could be increased by 5.0%. As of September 30, 2016 and December 31, 2015, the Company was in compliance with these covenants.
As of September 30, 2016, $20.0 million remains outstanding under the Revolving Credit Facility, and is included in current liabilities in the condensed consolidated balance sheet.
5. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company currently leases its main office facility in Milpitas, California, which commenced on April 1, 2016 and is set to expire in June 2023. The Company pays rent on a monthly basis, which will increase incrementally over the term of the lease for an aggregate net base rent of approximately $6.5 million. In addition to the monthly base rent, the Company is responsible for payment of certain operating expenses, including utilities and real estate taxes. The Company incurred lease abandonment costs of $0.6 million in June 2016, which included remaining lease obligation and other contractual obligations including utilities and real estate taxes related to its previous facilities. The lease abandonment costs are included in general and administrative expenses in the Company's condensed consolidated statements of operations.
In addition, the Company leases office space for its subsidiaries in the United Kingdom, the Netherlands and China under non-cancelable operating leases that expire at various times through August 2021. The Company has also entered into various lease agreements in other locations in the United States and globally to support its sales and research and development functions.
The Company recognizes rent expense on a straight-line basis over the lease period. Future minimum lease payments by year under operating leases as of September 30, 2016 are as follows:

Amount
Year Ending December 31,	(in thousands)
2016 (remaining three months)	$350
2017	1,688
2018	1,652
2019	1,341
2020	1,034
Thereafter	2,604
Total	$8,669
Rent expense was $0.5 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively, and was $1.9 million and $1.9 million for the nine months ended September 30, 2016 and 2015, respectively.
Manufacturing Commitments
The Company subcontracts with manufacturing companies to manufacture its hardware products. The contract manufacturers procure components based on non-cancellable orders the Company places with them. If the Company cancels all or part of an order, the Company is liable to the contract manufacturers for the cost of the related components they purchased under such orders.
As of September 30, 2016 and December 31, 2015, the Company had manufacturing commitments with contract manufacturers for inventory totaling approximately $9.2 million and $14.0 million, respectively.
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

•
Linex Technologies, or Linex, filed on March 19, 2013 a complaint in the U.S. District Court, Southern District of Florida, asserting that some or all of the Company’s products infringe U.S. Patents Nos. #6,493,377, or the ‘377 Patent, and #7,167,503, or the ’503 Patent. The Company filed an answer and counterclaims for declaratory judgment against Linex asserting that the Company’s products do not infringe the ‘377 and ‘503 Patents, and that the ‘377 and ‘503 Patents are, in any case, invalid and not enforceable. The Company separately filed with the U.S. Patent and Trademark Office, or the PTO, petitions to initiate reexamination of the ‘377 and ‘503 Patents, which the PTO granted. In the PTO reexaminations, all claims under the ‘377 and '503 Patents have been rejected and Linex has appealed the final rejections of the claims. This case is currently stayed pending the reexaminations.

•
Chrimar Systems, or Chrimar, filed in July 2015 a complaint in the U.S. District Court, Eastern District of Texas, asserting that certain of the Company’s products which utilize Power over Ethernet functionality infringe United States Patent Nos. 8,155,012, or the '012 Patent, 8,902,760, or the '760 Patent, 8,942,107, or the '107 Patent and 9,019,838, or the '838 Patent. A jury trial is currently scheduled to commence in January 2017. The Company filed with the PTO petitions to initiate reexamination of the '012 Patent and the '760 Patent, which petitions the PTO granted. The PTO has rejected all claims of the '012 Patent and is considering the Company's petition regarding the '760 Patent. The Company has also moved to join petitions previously instituted before the PTO for inter partes review of the '760, '107 and '838 patents.

•
Mobile Telecommunications Technologies LLC, or Mobile, filed in May 2016 a complaint in the U.S. District Court, Eastern District of Texas, asserting that certain of the Company’s products which utilize MIMO systems or frequency structures and functionality infringe United States Patent Nos. 5,590,403, 5,659,891, and 5,915,210. The case was consolidated with several other cases involving the same patents and transferred to U.S. District Court, Delaware, for pretrial purposes. The Company is evaluating the possible application of these claims, if any, to its products.

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
The Company was recently in litigation asserting claims under federal securities laws.
In June 2015, a class action complaint was filed in the Superior Court of the State of California, County of San Mateo, against the Company and certain of its current and former officers and directors. This action was subsequently related and consolidated with two identical, follow-on complaints and is captioned Hunter v. Aerohive Networks, Inc., et al., Shareholder Litigation, Master File No. 534070. The consolidated complaint alleged claims under federal securities laws that the Registration Statement which the Company filed with the Securities and Exchange Commission on Form S-1 in connection with its initial public offering in March 2014 contained false and/or misleading statements or omissions. The consolidated action also named as defendants the investment firms who underwrote the Company’s initial public offering.
The consolidated complaint alleged that the Registration Statement failed to disclose, among other things, product deficiencies, poor sales, and a decline in sales-related personnel. The complaint additionally alleged that the Company improperly recognized revenue, including by booking certain sales with rights of return. The consolidated complaint sought unspecified compensatory damages and other relief. The Company advanced certain defense costs with respect to individual defendants, including the underwriting investment firms, under written indemnification agreements.
During mediation, the parties reached a settlement, providing for payment to the class of plaintiffs in the amount of $5.75 million in return for a release of all claims against the defendants, including Aerohive and its current and former officers and directors. In September 2016, the Court approved the settlement and dismissed the action with prejudice. Pursuant to the terms of the settlement, Aerohive paid approximately $1.22 million of the $5.75 million settlement amount (reflecting the amount remaining under Aerohive’s insurance retention), and the Company’s insurance carrier paid the remainder of the settlement amount.
Guarantees
The Company has entered into agreements with some of its customers that contain indemnification provisions in the event of claims alleging that the Company’s products infringe the intellectual property rights of a third party. The Company has at its option and expense, the ability to resolve any infringement, replace product with a non-infringing product that is equivalent-in-function, or refund the customers the total product price. Other guarantees or indemnification arrangements include guarantees of product and service performance. The Company has not recorded a liability related to these indemnifications and guarantee provisions and the Company’s guarantees and indemnification arrangements have not had any impact on the consolidated financial statements to date.
6. STOCKHOLDERS' EQUITY

Common Stock reserved for Future Issuance
As of September 30, 2016 and December 31, 2015, the Company had, on an as-if converted basis, reserved shares of common stock for future issuance as follows:

	September 30,	December 31,
	2016	2015
Common stock reserved for future grant under the 2014 Equity Incentive Plan	4,618,790	5,017,525
Common stock reserved for future purchase under the 2014 Employee Stock Purchase Plan	2,138,737	1,804,669
Options and Restricted Stock Units issued and outstanding	11,557,330	10,589,268
Warrants to purchase common stock	—	73,883
Total reserved shares of common stock for future issuance	18,314,857	17,485,345
Common Stock Warrants
On March 25, 2016, TriplePoint Capital LLC net exercised common stock warrants to purchase 27,715 shares of common stock, and 46,168 shares of common stock warrants used to satisfy the exercise price were cancelled.
As of September 30, 2016, no shares of the Company's common stock warrants remained outstanding.
7. STOCK-BASED COMPENSATION
2014 Equity Incentive Plan
On March 26, 2014, the Company's 2014 Equity Incentive Plan ("2014 Plan") became effective. On March 27, 2014, the Company's earlier 2006 Global Share Plan ("2006 Plan") was terminated and all reserved-but-unissued shares under the 2006 Plan were added to the 2014 Plan and all shares underlying stock awards granted under the 2006 Plan that otherwise would return to the 2006 Plan instead were rolled into the 2014 Plan. The Company may not grant additional awards under the 2006 Plan, but the 2006 Plan will continue to govern outstanding awards previously granted under the 2006 Plan.
The 2014 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code, only to employees of the Company or any parent or subsidiary of the Company, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants of the Company, and the employees and consultants of any parent or subsidiary of the Company.
In January 2016, the Company effected an increase of 2,450,865 shares reserved under the 2014 Plan. As of September 30, 2016, the Company had 4,618,790 total shares of common stock reserved and available for grant under the 2014 Plan.
The following table summarizes the total number of shares available for grant under the 2014 Plan as of September 30, 2016:

Shares Available for Grant

Balance, December 31, 2015	5,017,525
Authorized	2,450,865
Options granted	(936,000)
Options canceled	621,074
Awards granted	(3,200,157)
Awards canceled	665,483
Balance, September 30, 2016	4,618,790
Stock Options
The following table summarizes the information about outstanding stock option activity:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2015	6,543,162	$6.05	7.03	$6,570
Options granted	936,000	6.13
Options exercised	(387,428)	2.10
Options canceled	(621,074)	7.64
Balance, September 30, 2016	6,470,660	$6.14	7.14	$7,055
Options exercisable, September 30, 2016	3,829,466	$5.51	6.12	$6,710
Options vested and expected to vest, September 30, 2016	6,133,304	$6.10	7.05	$7,024
The weighted-average-grant-date fair value of options granted was $3.03 and $3.15 per share for the three and nine months ended September 30, 2016, and the aggregate-grant-date fair value of the Company's stock options granted was $0.1 million and $3.0 million for the three and nine months ended September 30, 2016, respectively. The weighted-average-grant-date fair value of the options granted was $2.76 and $3.47 per share for the three and nine months ended September 30, 2015, and the aggregate-grant-date fair value of the Company's stock options granted was $0.5 million and $5.4 million for the three and nine months ended September 30, 2015, respectively.
The aggregate intrinsic value of stock options exercised was $0.9 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively, and $1.6 million and $2.1 million for the nine months ended September 30, 2016 and 2015 respectively. The intrinsic value for each share underlying an option represents the difference between the option exercise price per share and the closing stock price of a share of the Company’s common stock.
Restricted Stock Units
The Company currently grants Restricted Stock Units ("RSUs") to certain employees and directors. The RSUs typically vest over a period of time, generally one year to four years, and are subject to the participant’s continuing service to the Company over that period. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.
The following is a summary of the Company’s RSU activity and related information for the nine months ended September 30, 2016:

	Restricted Stock Units Outstanding
	Shares	Weighted Average Grant Date Fair Value Per Share

Balance, December 31, 2015	4,046,106	$6.49
Awards granted	3,200,157	6.23
Awards vested	(1,650,296)	6.65
Awards canceled	(509,297)	6.35
Balance, September 30, 2016	5,086,670	$6.29

The weighted-average-grant date fair value of RSUs granted was $6.09 and $5.99 per share for the three months ended September 30, 2016 and 2015, respectively, and was $6.23 and $6.53 per share for the nine months ended September 30, 2016 and 2015, respectively. The aggregate grant date fair value of RSUs granted was $1.0 million and $2.8 million, respectively for the three months ended September 30, 2016 and 2015, and was $19.9 million and $19.9 million, respectively, for the nine months ended September 30, 2016 and 2015. The aggregate fair value of shares vested as of the respective vesting dates was $4.1 million and $2.6 million, for the three months ended September 30, 2016 and 2015 and was $10.0 million and $7.2 million, for the nine months ended September 30, 2016 and 2015, respectively.

The number of RSUs vested includes shares that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as determined by the Company. During the three months ended September 30, 2016 and 2015, the Company withheld 60,638 and 152,831 shares of stock, for an aggregate value of $0.4 million and $0.9 million, respectively. During the nine months ended September 30, 2016 and 2015, the Company withheld 156,186 and 383,825 shares of stock, for an aggregate value of $0.9 million and $2.3 million, respectively. The Company returned such shares to the 2014 Plan, which are available under the plan terms for future issuance.
The number of RSUs granted includes 222,875 shares of performance-based restricted stock units ("PBRSUs") that the Company granted to certain executives in March 2016 pursuant to the 2014 Plan. Each PBRSU represents the right to receive one share of the Company's common stock upon vesting, subject to the Company's achievement of a revenue target. As of September 30, 2016, the Company expects the minimum revenue target to be met. Accordingly, the Company recorded expense related to the PBRSUs expected to vest, net of estimated forfeitures, on a straight-line basis.

The number of RSUs granted also includes 404,000 shares of market-based restricted stock units ("MBRSUs") that the Company granted to certain executives effective June 2016 pursuant to the 2014 Plan. Each MBRSU represents the right to receive one share of the Company's common stock upon vesting subject to the Company's achievement of stock price targets. The Company estimates the fair value of the MBRSUs using the Monte Carlo option-pricing model on the date of grant as the MBRSUs contain both market and service conditions. The Company recorded the expense related to all of the MBRSUs, net of estimated forfeitures, on a graded-vesting method.
2014 Employee Stock Purchase Plan
The 2014 Employee Stock Purchase Plan ("ESPP") is a ten-year plan, effective in March 2014. The ESPP authorizes the Company to issue shares of common stock pursuant to purchase rights it grants to the Company's employees and those of its designated subsidiaries. In January 2016, the Company effected an increase of 980,346 shares reserved under the ESPP. As of September 30, 2016, the Company had 2,138,737 total shares of common stock reserved and available for issuance under the ESPP.
Under the ESPP, the Company grants stock purchase rights to all eligible employees, currently covering a two-year offering period ending December 1, 2016, with purchase dates at the end of each interim six-month purchase period. Employees purchase shares using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The ESPP currently has a reset provision: If the closing price of the Company’s common stock on the last day of any purchase period during an offering period is lower than the closing sales price on the first day of the related offering period, that offering period will terminate upon the purchase of shares for such purchase period and participants will be automatically re-enrolled in the immediately following offering period. As a result, the reference price for purposes of determining the purchase price of shares for subsequent purchase periods for all participants of the new offering period resets to such lower price. No participant may purchase more than $25,000 worth of common stock in any calendar year, or 5,000 shares of common stock in any six-month purchase period. For the nine months ended September 30, 2016, the Company issued 646,278 shares under the ESPP. For the nine months ended September 30, 2015, the Company issued 552,109 shares under the ESPP. The Company did not issue any shares under the ESPP during the three months ended September 30, 2016 and 2015.
Stock Repurchase Program
In February 2016, the Company's board of directors authorized a stock repurchase program of up to $10.0 million, with stock purchases made from time to time in compliance with applicable securities laws in the open market or in privately negotiated transactions. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements and capital availability. The authorization does not require the purchase of any minimum number of shares, and the Company may suspend, modify or discontinue the program at any time without prior notice.  Unless modified, or earlier suspended or discontinued, the authorization will expire as of June 30, 2017, without the Company's further action.
During the three and nine months ended September 30, 2016, the Company repurchased a total of 103,112 and 364,627 shares of its common stock on the open market at a total cost of $0.7 million and $2.1 million with an average price per share of $6.68 and $5.87 respectively.
Determination of Fair Values
Weighted-average assumptions for the Company's stock options granted during the three and nine months ended September 30, 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options:
Expected term (in years)	5.85	6.08	5.78	6.03
Expected volatility	53.18%	45.27%	55.09%	50.68%
Risk free interest rate	1.15%	1.71%	1.49%	1.74%
Weighted average assumptions used to value employee stock purchase rights under the Black-Scholes model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
ESPP purchase rights:
Expected term (in years)	0.5 - 2.00	0.50 - 1.5	0.5 - 2.00	0.50 - 1.5
Expected volatility	35% - 55.3%	41.0% - 55.3%	35% - 55.3%	41.0% - 55.3%
Risk free interest rate	0.07% - 0.51%	0.07% - 0.45%	0.07% - 0.51%	0.07% - 0.45%
Stock-based Compensation Expense
The total stock-based compensation the Company recognized for stock-based awards in the consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenue	$431	$249	$1,024	$631
Research and development	1,576	1,338	4,287	3,325
Sales and marketing	2,505	1,965	6,336	5,189
General and administrative	1,903	1,633	5,118	4,226
Total stock-based compensation	$6,415	$5,185	$16,765	$13,371
The following table presents stock-based compensation expense by award-type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Stock Options	$1,336	$1,332	$3,667	$3,468
Restricted Stock Units	4,353	3,299	11,044	8,438
Employee Stock Purchase Plan	726	554	2,054	1,465
Total stock-based compensation	$6,415	$5,185	$16,765	$13,371
As of September 30, 2016, unrecognized stock-based compensation related to outstanding stock options, RSUs (including PBRSUs and MBRSUs) and ESPP purchase rights, net of estimated forfeitures, was $7.9 million, $24.5 million and $0.4 million, respectively, which the Company expects to recognize over weighted-average periods of 2.38 years, 2.51 years and 0.17 years, respectively. For the nine months ended September 30, 2015, the Company capitalized $0.3 million stock-based compensation expense to the development of its internal-use cloud services platform.
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
The following table presents the computation of basic and diluted net loss per share allocable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except for share and per share data)
Numerator:
Net loss	$(9,712)	$(10,562)	$(29,647)	$(37,172)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	50,818,710	47,724,142	49,920,630	46,975,649
Net loss per share:
Basic and diluted	$(0.19)	$(0.22)	$(0.59)	$(0.79)
The Company excluded the following period-end outstanding common stock equivalents from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of September 30,
	2016	2015
Shares of common stock issuable under the Equity Incentive Plan	11,557,330	11,345,256
Common stock issuable upon exercise of warrants	—	73,883
Employee Stock Purchase Plan	392,029	430,141
Total	11,949,359	11,849,280
9. INCOME TAXES
The provision for income taxes was approximately $0.1 million and $0.2 million, respectively, for the three months ended September 30, 2016 and 2015, and was $0.3 million and $0.4 million, respectively, for the nine months ended September 30, 2016 and 2015. The provision for income taxes consisted primarily of state taxes and foreign income taxes.
For the three and nine months ended September 30, 2016 and 2015, the provision for income taxes differed from the statutory amount primarily due to maintaining a full valuation allowance against the U.S. net deferred tax assets, partially offset by foreign and state taxes.
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
The Company's realization of deferred tax assets depends on future taxable income, the existence and timing of which is uncertain. Based on the Company’s history of losses, management has determined it cannot conclude that it is more likely than not that the deferred tax assets will be realized and, accordingly, management has placed a full valuation allowance against its domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits, as of September 30, 2016 and December 31, 2015.
10. SEGMENT INFORMATION
The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer. The Company derives its revenue primarily from sales of hardware products and software subscription and services. The Company’s CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company determined that it operates as one reportable and operating segment.
The following table represents the Company's revenue based on the billing address of the respective VAR or the VAD:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Americas	$25,732	$29,541	$78,777	$68,452
Europe, Middle East and Africa	10,538	10,374	34,695	28,670
Asia Pacific	4,099	2,865	14,656	8,311
Total revenues	$40,369	$42,780	$128,128	$105,433
     Included within Americas in the above table is revenue from sales in the United States of $24.0 million and $28.4 million, respectively, for the three months ended September 30, 2016 and 2015, and $74.2 million and $65.4 million, respectively, for the nine months ended September 30, 2016 and 2015. Aside from the United States, no country comprised 10% or more of the Company's total revenue for each of the three and nine months ended September 30, 2016 and 2015.
Property and equipment, net by location is summarized as follows:

	September 30,	December 31,
	2016	2015
	(in thousands)
United States	$8,253	$7,561
People's Republic of China	1,097	1,360
United Kingdom	253	235
Total property and equipment, net	$9,603	$9,156
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. We intend the words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and similar expressions that convey uncertainty of future events or outcomes to identify forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those we discuss below and those we discuss in the section entitled "Risk Factors" included in this Quarterly Report on Form 10-Q.
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

•
our ability to maximize the economic opportunity of the U.S. Federal Communications Commission’s E-Rate program and the timing and uncertainty of the availability of funding, the level of available funding and the decisions by end-customers to purchase our products using such funding;

•	the length and seasonal unpredictability of our sales cycles, including with service provider end-customers;

•	the effects of increased competition in and consolidation of our market and our ability to compete with larger competitors with greater financial, technical and other resources;

•	our ability to continue to enhance and broaden our product offering and bring new products and product functionality to market;

•	our ability to attract new end-customers within the verticals and geographies in which we currently operate;

•
changes in global consumer confidence and demand for our products internationally, due to changes to foreign currency exchange rates and other factors, including following the decision of the United Kingdom to withdraw from the European Union;

•	our ability to continue to build and enhance relationships with channel partners and to derive revenue from our investments in those partnerships, particularly with our strategic partners;

•	our ability to protect our intellectual property and exposure to third party claims that we or our customers or channel partners infringe their intellectual property; and

•	other risk factors included under the section titled “Risk Factors.”
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors” included in Part II, Item 1A and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, we caution you not to place undue reliance on such forward-looking statements

Overview
Our goal is to be the leading independent cloud networking company by delivering an open mobility platform that simplifies and transforms the connected experience through information, applications and insights. We have designed and developed a leading cloud-managed mobile networking platform that enables enterprises to deploy a mobile-centric network edge. Managing the network edge is becoming more complex because of the proliferation of mobile devices and the ways in which businesses use such devices. Increasingly, employees and clients are using Wi-Fi-enabled smartphones, tablets, laptops and other mobile devices instead of desktop computers for mission-critical business applications. The number and types of users continue to increase, as do the breadth of applications that users need to access on their mobile devices. As the difficulty and complexity of managing the network edge expands, we believe our platform offers simplicity, scalability and security. Customers around the world, from Fortune 500 businesses to small schools, have chosen our products.
For the three months ended September 30, 2016, our revenue was $40.4 million, a decline of $2.4 million, compared to $42.8 million for the three months ended September 30, 2015. However, for the nine months ended September 30, 2016, our revenue was $128.1 million, an increase of $22.7 million, compared to $105.4 million for the nine months ended September 30, 2015. We have yet to achieve profitability in any quarter. In the three months ended September 30, 2016 and 2015, our net losses were $9.7 million and $10.6 million, respectively, and for the nine months ended September 30, 2016 and 2015, our net losses were $29.6 million and $37.2 million, respectively.
Opportunities and Challenges
We believe that the growth of our business and our future success depends upon many factors, including our ability to continue to develop innovative technologies and timely provide new product offerings to the marketplace; continue to stabilize and improve performance of our sales function; increase our sales capacity and develop our channel partner program; acquire new end-customers; expand our end-customer base and increase penetration within our existing end-customer base (including through new product offerings); demonstrate revenue growth to our investors and financial analysts and at the same time demonstrate that we can achieve profitability on an acceptable timeline.
We operate in the highly competitive wired and wireless network access products market, which is characterized by rapid technological innovation. We will need to continue to innovate in order to achieve market adoption of our products and services. We have continued the expansion of our product portfolio, announcing HiveManager NG in April 2015. Over the four quarters ended September 30, 2016, approximately 76% of our end-customers and approximately 41% of our Wi-Fi access point products in operation were deployed using our public cloud platform. We also continue to invest to extend our product offering to include a family of Ethernet switches and branch routers to complement our wireless offering and allow us to deliver a unified wired and wireless network edge.
In addition, our market continues an evolution in related wireless technology standards from 802.11n to the new 802.11ac standard, which uses new radio hardware to deliver substantially higher wireless performance. We continue to develop new functionality in our product offerings to take advantage of the changes that these industry standards incorporated. Overall, our 802.11 ac products accounted for 87% of our Wi-Fi access point unit volume shipments in the quarter ended September 30, 2016.
In order to maintain a competitive position in this market, we continue to develop our next-generation “Wave 2” 802.11ac Wi-Fi access points to extend our portfolio and address higher-performance use cases, introducing in the second quarter of 2016 our AP250 and AP245X access points, which are our initial Wave 2 access point products. In our third quarter, we introduced our AP550 access point, with features specifically designed for high density and high performance requirements of enterprise environments.
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
Our business is seasonal, with our product revenue typically decreasing in our first quarter but sequentially increasing from our fiscal first to second quarter. This has generally been due to annual budget cycles in the enterprise and spending seasonality in the education vertical. The buying cycle for K-12 schools in the United States historically has driven strong sequential growth for us in the second quarter, which we also see typically carry over from our second quarter to our third quarter. We also historically have seen a sequential increase in revenue in our fourth quarter from our third quarter due to end-of-year spending by enterprise customers.
Beginning in 2015, however, our seasonal trend changed as compared to prior years, primarily due to the change in timing of education spending based on the availability of funding under the federal E-Rate program. E-Rate is the commonly used name for the Schools and Libraries Program of the Universal Service Fund, which is administered by the Universal Service Administrative Company ("USAC") under the direction of the Federal Communications Commission ("FCC"). The program provides discounts to assist schools and libraries in the United States to obtain affordable telecommunications and Internet access. Significant funding for Wi-Fi products under the E-Rate program led certain schools to defer purchases depending on the timing of available E-Rate funding for their projects. As a result, we believe that beginning in 2015, E-Rate has caused increased seasonal variations in demand for our products and services in the education vertical and shifted spending from the first half of the year, and even into the following year. We believe that in the current 2016 E-Rate funding cycle, the timing of availability of E-Rate funding continues to cause schools to defer and delay purchasing decisions, which has made it more difficult for us to predict revenue from our education vertical during a particular period during the year.
On October 13, 2016, we provided preliminary revenue for the third quarter ending September 30, 2016 and a preliminary revenue outlook for the fourth quarter ending December 31, 2016, which we further discussed on our November 2, 2016 earnings call. Our third quarter revenue and fourth quarter outlook were below the estimates of financial analysts at that time for the respective quarters. We believe that the significantly slower pace of E-Rate funding approvals we experienced in the third quarter and that we assume for our fourth quarter are the primary drivers of our weaker-than-expected order volume and lower revenue performance in the third quarter and our outlook for the fourth quarter. For example, as of the end of the third quarter, E-Rate program funding approvals were running nearly 70 percent below the pace of approvals over the same period in 2015. We expect these delays, deferrals and lower levels of E-Rate funded transactions to continue for the fourth quarter of 2016 and potentially into 2017. We believe that the transition from our previous HiveManager Classic platform to our new HiveManager NG cloud service platform has elongated sales cycles and also is impacting certain revenue opportunities, particularly in our European market.
We realize that our revenue-dependence on the volatile education market may bring uncertainty to our results. For this reason, a priority for our business is to expand and diversify our offerings and revenue opportunities into other verticals, with particular focus on enterprise customers. This includes developing and introducing new products and solution offerings.

We intend to continue to invest significant resources in the development of our innovative technologies and new product offerings, acquire new end-customers in new and existing geographies, and increase penetration within our existing end-customer base. We expect to continue to invest in our organization and our channel and strategic partnerships to meet the needs of our customers to pursue opportunities in new and existing markets. In particular, we are investing to increase our sales capacity as well as our channel program. As such, we will continue to incur expenses in the near term, due to our continuing investments to grow our business, including internationally, in advance of and in preparation for, our expected increase in sales and expansion of our customer base. As a result, we may not be profitable for the foreseeable future and our use of cash over this period could also be greater and extend over a longer period as we make investments in areas of our operations, such as sales, marketing and research and product and channel partner development, which we feel may promote our growth and profitability over the long term. We believe that over the long term, we will be able to leverage these investments in the form of a higher revenue growth rate compared to the growth rate of our operating expenses.
Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:		(As Adjusted)*		(As Adjusted)*
Product	$31,691	$36,130	$103,683	$87,361
Software subscription and services	8,678	6,650	24,445	18,072
Total revenue	40,369	42,780	128,128	105,433
Cost of revenue(1):
Product	10,070	11,707	32,922	28,134
Software subscription and services	3,095	2,686	9,048	7,040
Total cost of revenue	13,165	14,393	41,970	35,174
Gross profit	27,204	28,387	86,158	70,259
Operating expenses:
Research and development(1)	10,685	10,098	31,457	26,491
Sales and marketing(1)	19,647	21,364	62,037	60,053
General and administrative(1)	6,515	7,212	22,135	19,665
Operating loss	(9,643)	(10,287)	(29,471)	(35,950)
Interest income	109	21	345	54
Interest expense	(115)	(140)	(351)	(1,067)
Other income, net	22	59	128	213
Loss before income taxes	(9,627)	(10,347)	(29,349)	(36,750)
Income tax provision	(85)	(215)	(298)	(422)
Net loss	$(9,712)	$(10,562)	$(29,647)	$(37,172)
(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenue	$431	$249	$1,024	$631
Research and development	1,576	1,338	4,287	3,325
Sales and marketing	2,505	1,965	6,336	5,189
General and administrative	1,903	1,633	5,118	4,226
Total stock-based compensation expense	$6,415	$5,185	$16,765	$13,371

* Certain amounts have been adjusted for the retrospective changes in accounting policy for sales commissions (See Note 1).
The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:		(As Adjusted)*		(As Adjusted)*
Product	79%	84%	81%	83%
Software subscription and services	21	16	19	17
Total revenue	100	100	100	100
Cost of revenue:
Product	25	28	26	26
Software subscription and services	8	6	7	7
Total cost of revenue	33	34	33	33
Gross profit	67	66	67	67
Operating expenses:
Research and development	26	24	25	25
Sales and marketing	49	50	48	57
General and administrative	16	17	17	19
Operating loss	(24)	(25)	(23)	(34)
Interest income	—	—	—	—
Interest expense	—	—	—	(1)
Other income, net	—	—	—	—
Loss before income taxes	(24)	(25)	(23)	(35)
Income tax provision	—	(1)	—	—
Net loss	(24)%	(26)%	(23)%	(35)%

* Certain amounts have been adjusted for the retrospective changes in accounting policy for sales commissions (See Note 1).

Revenue
We derive revenue from the sales of our products and services, and recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. We expect our revenue to vary from quarter to quarter based on seasonal and cyclical factors.
Our total revenue comprises the following:
Product Revenue.  We derive product revenue primarily from sales of our hardware products, which include wireless access points, branch routers, and switches, all of which are embedded with our proprietary operating system, HiveOS, and perpetual licenses of our unified network management system, HiveManager, and other software applications, as well as related accessories. We recognize product revenue at the time of shipment, provided that all other revenue recognition criteria have been met. For our VAD arrangements where we permit our VADs to stock inventory, we recognize revenue when our VADs have shipped the products to our end-customers (or to VARs that have identified end-customers), provided that all other revenue recognition criteria have been met.
Software Subscription and Services Revenue.  We derive software subscription and services revenue primarily from sales of our software subscription and services offerings that we deliver over a specified term. These offerings primarily include PCS related to our perpetual software licenses and subscriptions to HiveManager and other software applications delivered as SaaS, including related customer support, and from subsequent renewals of those contracts. To benefit fully from potential contract renewals, we plan to continue to invest in systems to better track existing customer support commitments and renewal opportunities and provide offerings which continue to be attractive to our customers. Our PCS includes tiered maintenance and support services under renewable, fee-based maintenance and support contracts, which include technical support, bug fixes, access to priority hardware replacement services and unspecified upgrades on a when-and-if available basis. Our SaaS subscriptions include comparable maintenance and support services. The higher the percentage of our end-customers that purchase SaaS subscriptions, as opposed to HiveManager and PCS, the higher our software subscription and services revenue will be as a percentage of our total revenue. We recognize software subscription and services revenue ratably over the term of the contract, which is typically one, three or five years. As a result, our recognition of software subscription and services revenue lags our recognition of related product revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenues:
Product	$31,691	$36,130	$(4,439)	(12)%	$103,683	$87,361	$16,322	19%
Software subscription and services	8,678	6,650	2,028	30%	24,445	18,072	6,373	35%
Total revenue	$40,369	$42,780	$(2,411)	(6)%	$128,128	$105,433	$22,695	22%

Percentage of revenues:
Product	79%	84%			81%	83%
Software subscription and services	21%	16%			19%	17%
Total	100%	100%			100%	100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue by geographic region:
Americas	$25,732	$29,541	$(3,809)	(13)%	$78,777	$68,452	$10,325	15%
EMEA	10,538	10,374	164	2%	34,695	28,670	6,025	21%
APAC	4,099	2,865	1,234	43%	14,656	8,311	6,345	76%
Total revenue	$40,369	$42,780	$(2,411)	(6)%	$128,128	$105,433	$22,695	22%

Percentage of revenue by geographic region:
Americas	64%	69%			62%	65%
EMEA	26%	24%			27%	27%
APAC	10%	7%			11%	8%
Total	100%	100%			100%	100%

Revenue decreased $2.4 million, or 6%, for the three months ended September 30, 2016, compared to the three months ended September, 2015, primarily due to the decrease in product revenue partially offset by increase in software and subscriptions revenue. Revenue increased $22.7 million, or 22%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to increasing demand for our products and software subscription and services offerings.
The decrease in our product revenue of $4.4 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, was primarily due to lower unit shipments. The increase in our product revenue of $16.3 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, was primarily the result of an aggregate increase in product unit shipments largely driven by sales of our Wi-Fi access points.
The increase in our software subscription and services revenue of $2.0 million and $6.4 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year, were primarily driven by increase in sales of PCS and SaaS, including our HiveManager NG cloud management platform, in connection with increased sales of products and an increase in the number of our end-customers, and our recognition of deferred revenue in the respective periods.
The Americas and EMEA accounted for the majority of our total revenue in the respective periods, and the increase of revenue in both regions for the nine months ended September 30, 2016 was primarily due to increased demand for our products in these regions.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of revenues:
Product	$10,070	$11,707	$(1,637)	(14)%	$32,922	$28,134	$4,788	17%
Software subscription and services	3,095	2,686	409	15%	9,048	7,040	2,008	29%
Total cost of revenues	$13,165	$14,393	$(1,228)	(9)%	$41,970	$35,174	$6,796	19%
Cost of revenue decreased $1.2 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, and increased $6.8 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. We primarily attribute the change in our cost of product revenue to changes in sales of our products. We primarily relate the increase in our cost of software subscription and services revenue to an increase in cloud operations and support personnel headcount as well as the amortization of our capitalized cloud service platform.
Gross Margin
Gross margin or gross profit has been and will continue to be affected by a variety of factors, including product shipment volumes, average sales prices of our products, discounts we offer to our VAR and VAD partners, the mix of revenue between products and software subscription and services, and the mix of hardware products sold, because our hardware products have varying gross margins depending on the product offering and the lifecycle of the product. Historically, our software subscription and services gross margin has been lower than our product gross margin; however, we expect our software subscription and services gross margin to increase over the long term because we expect our software subscription and services revenue to increase more quickly than our cost of software subscription and services revenue. We expect our gross margin to be volatile and may decrease in any given time in the event we experience additional competitive pricing pressure.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	GM	Amount	GM	Amount	GM	Amount	GM
	(dollars in thousands)				(dollars in thousands)
Gross margin:
Product	$21,621	68.2%	$24,423	67.6%	$70,761	68.2%	$59,227	67.8%
Software subscription and services	5,583	64.3%	3,964	59.6%	15,397	63.0%	11,032	61.0%
Total gross margin	$27,204	67.4%	$28,387	66.4%	$86,158	67.2%	70,259	66.6%
Product gross margin increased for the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015. The increase in our product gross margin was primarily due to the product mix. Software subscription and services gross margin increased for the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015. The increase in our software subscription and services gross margin was primarily due to higher growth in our software subscription and services revenue than our related cost of delivering these software subscription and services, partially offset by the amortization of our capitalized cloud service platform.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$10,685	$10,098	$587	6%	$31,457	$26,491	$4,966	19%
% of revenue	26%	24%			25%	25%

Research and development expense increased $0.6 million for the three months ended September 30, 2016, compared to the three months ended September, 2015. The increase was primarily due to an increase of $0.6 million in personnel and related costs, including stock-based compensation expense of $0.2 million, driven by our increased research and development headcount to support continued investment in our future product and service offerings.

Research and development expense increased $5.0 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase was primarily due to an increase of $4.5 million in personnel and related costs, including stock-based compensation expense of $1.0 million, driven by our increased research and development headcount to support continued investment in our future product and service offerings, and an increase of $0.5 million due to higher costs related to product certifications.
Sales and Marketing
Our sales and marketing expenses consist primarily of personnel costs, including commission costs, stock-based compensation, recruiting fees and travel expenses for employees engaged in sales and marketing activities. We historically based commission expenses on completed contracts, which might not match with revenue we recognized in the same period. In the first quarter of 2016, we voluntarily changed our accounting policy for sales commissions to defer the sales commission in proportion to the same period in which we recognize the related revenue. (See Note 1 of our consolidated financial statements included elsewhere in this Form 10-Q for more information about our accounting policy for sales commissions.) Sales and marketing expenses also include the cost of trade shows, marketing and training programs, promotional materials, demonstration equipment, consulting services, depreciation and certain allocated facilities and information technology infrastructure costs. Over time, we expect our sales and marketing expenses to continue to increase in absolute dollars as we increase the size of our sales and marketing organization, expand into new markets and further develop our channel program. Our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our sales and marketing expenses.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
		(As Adjusted)*				(As Adjusted)*
Sales and marketing	$19,647	$21,364	$(1,717)	(8)%	$62,037	$60,053	$1,984	3%
% of revenue	49%	50%			48%	57%

* Certain amounts have been adjusted for the retrospective changes in accounting policy for sales commissions (See Note 1).
Sales and marketing expense decreased $1.7 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The decrease was primarily due to decreases of $1.0 million in personnel and related costs, due to decreased commissions and bonuses offset by stock based compensation expense, a decrease of $0.6 million in spending for marketing programs and a decrease of $0.1 million in other expenses.

Sales and marketing expense increased $2.0 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase was primarily due to increases of $4.0 million in personnel and related costs, including higher stock-based compensation expense of $1.1 million and higher headcount and employee related costs, offset by a $1.5 million decrease in spending for marketing programs and travel-related expenses and $0.5 million in other expenses related to facilities allocated costs and office expenses.
General and Administrative
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
General and administrative	$6,515	$7,212	$(697)	(10)%	$22,135	$19,665	$2,470	13%
% of revenue	16%	17%			17%	19%
General and administrative expense decreased $0.7 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The decrease was primarily due to a decrease of $0.5 million in professional and outsourcing service fees mainly due to lower consulting and legal fees, and a decrease of $0.2 million in office and other expenses. The personnel and related costs remained flat period over period. The decrease of $0.3 million in employee compensation and related expenses due to a decrease in headcount was offset by a $0.3 million increase in stock-based compensation expense.
General and administrative expense increased $2.5 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase was primarily related to an increase of $1.4 million in litigation settlement expense, primarily due to settlement of our class action complaint related to our Form S-1 filing, an increase of $0.9 million in stock-based compensation expense, and an increase of $0.9 million in expenses related to our headquarter relocation, which included lease abandonment costs of $0.6 million. The increase in general and administrative expenses was partially offset by a decrease of $0.7 million in professional and outsourcing service fees, due to lower consulting fees.
Interest Income

Our interest income primarily consists of interest earned on our cash and cash equivalent and short-term investments. We have invested our cash in money-market funds and other short-term, high quality investments. Historically, our interest income has not been material.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest income	$109	$21	$88	419%	$345	$54	$291	539%
Interest income for the three and nine months ended September 30, 2016 increased compared to the three and nine months ended September 30, 2015 primarily due to income earned on our short-term investments.
Interest Expense

Our interest expense consists primarily of interest on our indebtedness.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest expense	$(115)	$(140)	$25	(18)%	$(351)	$(1,067)	$716	(67)%
The decrease in our interest expense for the nine months ended September 30, 2016 was primarily due to the repayment of outstanding obligations under TriplePoint Capital LLC term loan credit facility in the first quarter of 2015, partially offset by additional borrowing from Silicon Valley Bank under the Revolving Credit Facility due to lower interest rate with Silicon Valley Bank. See Note 4 of our consolidated financial statements included elsewhere in this Form 10-Q for more information about our debt.
Other Income, Net

Our other income, net primarily consists of gains and losses from foreign currency exchange transactions.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Other income, net	$22	$59	$(37)	(63)%	$128	$213	$(85)	(40)%
The change in our other income, net was not significant.
Provision for Income Taxes
Our provision for income taxes consists primarily of foreign tax expense due to our cost-plus agreements with our foreign entities, which guarantee foreign entities a profit, and to a lesser extent federal and state income tax expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$(85)	$(215)	$130	(60)%	$(298)	$(422)	$124	(29)%
The change in our provision for income taxes were primarily related to foreign and state income taxes and were not significant. As of September 30, 2016 and December 31, 2015, respectively, we maintained a full valuation allowance against our domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits.

Liquidity and Capital Resources
As of September 30, 2016, we had cash and cash equivalents of $43.9 million and short-term investments of $35.3 million. $78.0 million of our cash, cash equivalents and short-term investments were held within the United States.
In June 2012, we entered into the Revolving Credit Facility with Silicon Valley Bank which matures on March 31, 2017. See Note 4 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We have been using the amount drawn under the Revolving Credit Facility for working capital and general corporate purposes.
As of September 30, 2016, we had $20.0 million of outstanding debt, under the Revolving Credit Facility, and we were in compliance with all covenants under our loan agreement. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced product and service offerings, the costs to ensure access to adequate manufacturing capacity, and the level of market acceptance of our products. However, we may be required to raise additional funds in the future through public or private debt or equity financing to meet additional working capital requirements.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(10,341)	$(7,071)
Net cash provided by (used in) investing activities	7,875	(3,919)
Net cash provided by financing activities	625	1,135
Net decrease in cash and cash equivalents	$(1,841)	$(9,855)
Operating Activities
We recently demonstrated positive cash flow in our third and fourth quarters of 2015 and our third quarter of 2016. However, we have historically experienced negative cash flows from operating activities as we continue to invest in our business, which we again experienced during 2016. Our largest uses of cash from operating activities are for employee-related expenditures and purchases of finished products from our contract manufacturers. Our primary source of cash flows from operating activities is cash receipts from our channel partners. Our cash flows from operating activities will continue to be affected principally by the extent to which we grow our total revenue and our operating expenses, primarily in our sales and marketing and research and development functions, in order to grow our business.
For the nine months ended September 30, 2016, operating activities used $10.3 million of cash as a result of our net loss of $29.6 million, and a net change of $0.4 million in our net operating assets and liabilities, partially offset by non-cash charges of $19.7 million. Non-cash charges consisted primarily of stock-based compensation of $16.8 million and depreciation and amortization expense of $2.7 million. The net change in our net operating assets and liabilities was primarily due to a $4.9 million increase in cash used for inventory purchases, a $2.0 million decrease in accounts payable and a $1.2 million decrease in accrued liabilities, partially offset by a $0.4 million decrease in accounts receivable, a $0.9 million increase in prepaid expenses and other current assets and a $6.1 million increase in deferred revenue as a result of an increase in sales of PCS and SaaS. Our days sales outstanding, or DSO, was 51 days as of September 30, 2016, which we calculate by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.
For the nine months ended September 30, 2015, operating activities used $7.1 million of cash as a result of our net loss of $37.2 million, partially offset by non-cash charges of $16.3 million and a net change of $13.8 million in our net operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $13.4 million and depreciation and amortization expense of $2.6 million. The net change in our net operating assets and liabilities was primarily due to a $8.3 million decrease in accounts receivable, a $8.7 million increase in deferred revenue as a result of an increase in sales of SaaS and a $3.4 million increase in accrual and other liabilities, partially offset by an increase of $3.4 million in cash used for inventory purchases and an increase of $2.7 million in prepaid expenses and other current assets. Our DSO was 32 days as of September 30, 2015.

Investing Activities
Our investing activities have primarily consisted of purchases of property and equipment, capitalized internal-developed software for our cloud service platform, an investment in a privately held company and purchases and sales of marketable securities.
For the nine months ended September 30, 2016, cash provided by investing activities was $7.9 million, which we primarily attribute to maturities of marketable securities of $25.6 million offset by $14.5 million cash used for purchases of marketable securities, $1.5 million cash used to purchase our investment in a privately held company and $1.7 million cash used for purchases of property and equipment, relating primarily to manufacturing, research and development lab equipment.
For the nine months ended September 30, 2015, cash used in investing activities was $3.9 million, which we primarily attribute to capitalization of internal software development costs for development of our cloud service platform of $1.9 million, and to purchases of property and equipment of $2.0 million, relating primarily to manufacturing, research and development lab equipment and purchased software. The capitalization of internal software development costs for our cloud service platform represents personnel and related costs including wages, bonuses and stock-based compensation expense. We started to capitalize costs for the development from December 2013. In April 2015, we launched HiveManager NG cloud services platform, and began to amortize the capitalized costs, as part of the cost of software subscription and services, over an estimated useful life of five years.
Financing Activities
Our financing activities have primarily consisted of issuance of debt, proceeds from exercises of stock options, proceeds from our employee stock purchase plan and repurchase of treasury shares.
For the nine months ended September 30, 2016, financing activities provided $0.6 million of cash, primarily as a result of $2.9 million in proceeds from employee purchases under our stock purchase plan, $0.8 million in proceeds from exercise of stock options offset by $2.1 million cash used for repurchase of treasury shares, and $0.9 million cash used to satisfy our estimate of minimum employee tax withholding requirements on vesting of restricted stock units.
For the nine months ended September 30, 2015, financing activities provided $1.1 million of cash, primarily as a result of a $2.3 million in proceeds from employee purchases under our stock purchase plan and $1.2 million in proceeds from exercises of stock options offset by $2.3 million cash used to satisfy our estimate of minimum employee tax withholding requirements on vesting of restricted stock units. As of March 31, 2015, we paid in full the $10.0 million outstanding under our term loans with TriplePoint Capital LLC and borrowed an additional $10.0 million, for a total of $20.0 million, under the Revolving Credit Facility with Silicon Valley Bank.
Off-Balance Sheet Arrangements
Through September 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, short-term investments and our outstanding debt obligations. We had cash, cash equivalents and short-term investments of $79.2 million and $92.3 million as of September 30, 2016 and December 31, 2015, respectively. We held these amounts primarily in bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We have outstanding debt of $20.0 million as of September 30, 2016, consisting of our borrowing under our revolving line of credit. The revolving line of credit bears interest at a variable rate.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods we present in this report would not have a material impact on our financial statements.
Foreign Currency Risk

We denominate all of our sales in U.S. dollars and, therefore, our revenues are not currently subject to significant foreign currency risk. However, the exchange rate of the U.S. dollar to foreign currencies continues to be strong, which could make the price of our products outside the United States less competitive, reducing our sales or requiring us to lower pricing for our products outside the United States in order to maintain sales and revenue performance. Our operating expenses are denominated in the currencies of the countries in which our operations are located, including in EMEA and APAC, and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not used derivative financial instruments to mitigate our exposure to foreign currency exchange risks. A hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable-assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In February 2016, we indicated that we believe we can achieve quarterly non-GAAP operating profitability in 2016, based on revenues in the range of $50 million to $51 million, and that we expect to meet this objective through a combination of revenue growth and controlled operating expenses. However, we have a history of losses and we have never achieved profitability on a quarterly or annual basis, and we cannot predict with certainty whether or when we might be profitable in the foreseeable future. We experienced net losses on a GAAP basis of $29.0 million, $44.2 million and $29.6 million for fiscal years 2014 and 2015 and for the nine months ended September 30, 2016, respectively. As of September 30, 2016, our accumulated deficit was $220.0 million. We expect to continue to incur expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel: specifically, personnel costs relating to sales and marketing and engineering, and investments in channel and product development and support. As such, we may not control our expenses sufficiently to achieve operating profitability on a non-GAAP basis even if we achieve quarterly revenue in the indicated range. If we fail to increase our revenue and manage our cost structure, we may not achieve or sustain profitability in the future. Once achieved, we may not be able to sustain or increase our profitability, at all or at levels our investors or industry analysts expect, or we may choose to continue to make investments in our operations which we feel will promote long-term growth but which will reduce near-term profitability. This could also require us to continue to use available cash to support our investments and ongoing operations. As a result, our business and prospects, and how investors view and value our common stock, would be harmed.
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
Our operating results may fluctuate significantly from period to period, which makes our future operating results difficult to predict and could cause our operating results in any particular period or over an extended period to fall below expectations of investors or analysts.
Our operating results have fluctuated significantly in the past and we expect will continue to fluctuate significantly in the future. In particular, the timing and size of sales of our products and services are highly variable and difficult to predict and can result in significant fluctuations in our revenue from period to period. Other participants in our industry have also experienced these fluctuations. As a result, our future results in any particular period or over any extended period may be difficult for us, our investors and analysts to predict.
In addition, our planned expense levels depend in part on our expectations of future revenue. We may choose to increase levels of investment in areas such as R&D and sales and marketing, despite near-term fluctuations in revenue, in order to position us for continued growth. Because any substantial adjustment to expenses to account for lower levels of revenue may be difficult and may take time to implement, we may also not be able to timely reduce our costs sufficiently to compensate for a shortfall in revenue, even when we may anticipate the shortfall. In such instances, even a small shortfall or seasonal fluctuation in revenue could disproportionately and adversely affect our operating margin, operating results and use of cash for a given quarter.
Our operating results may also fluctuate due to a variety of other factors, both within and outside of our control and which we may not foresee, or which we may foresee but not effectively manage, including the changing and volatile domestic and international economic environments, and demand for our products in general and from any particular vertical which may be a target market for our products, and any of which may cause our stock price to fluctuate. In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include:

•
fluctuations in demand for our products and services, including seasonal variations, especially in the education vertical where purchasing in the United States is typically stronger in the second and third quarters and weakest in the first and fourth quarters, and where purchasing at any time may depend on the availability of funding, including fluctuations based on the timing and availability of funding for schools under the FCC’s E-Rate program and the decisions of schools to defer purchases in anticipation of the availability of such funding or due to a decision to delay product deployments;

•	the sequential seasonal expansion of our operating performance typically from the first quarter to the second quarter, and our ability to sustain that expansion in subsequent quarters;

•
our ability to hire, train, develop, integrate and retain a sufficient number of skilled sales and engineering employees to support our continued growth, (including, specifically, in Silicon Valley and the People's Republic of China, and to replace turn-over of our employees in these functions and locations);

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

•
our ability to control costs, including our operating expenses and the costs of the components we purchase while continuing to derive benefits from our investments in sales, marketing, engineering and other activities;

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

The effects of these factors individually or in combination, create unpredictability in our operating results, our ability to forecast those results and our ability to achieve those forecasts. As a result, you should not rely on our past results as an indication of our future performance and comparing our operating results on a period-to-period basis, or anticipating our future results based on our public forecasts may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of our investors or financial analysts for any period. We may release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, based on management predictions, which are necessarily speculative in nature. Our guidance may vary, and has varied, materially from actual results. For example, on October 13, 2016, we provided preliminary revenue for our third quarter ending September 30, 2016 and a preliminary revenue outlook for our fourth quarter ending December 31, 2016, which we further discussed on our November 2, 2016 earnings call. Our third quarter revenue and fourth quarter outlook were below the estimates of financial analysts at that time for the respective quarters. Similarly, on February 11, 2015, we provided a guidance range for revenue for our first quarter ending March 31, 2015, which was below the estimates of financial analysts at that time. On April 13, 2015, we provided a revised lower guidance range for our revenue for the quarter. In each of these instances, we believe that lower-than-expected U.S. education business during the quarter were primary drivers of our lower revenue performance and outlook. If our revenue or operating results, or the rate of growth of our revenue or operating results, fall below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated revenue or earnings forecasts. Our failure to meet our own or other publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but fall short of analyst or investor expectations, could cause our stock price to decline and expose us to costly lawsuits, including securities class action suits. Such litigation against us could impose substantial costs and divert management’s attention and resources.
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
Part of our strategy depends upon expanding sales of our cloud-managed wireless networking, switching and routing products to medium and large enterprise headquarters, branch offices and teleworkers. In addition, we intend to continue to direct resources to improve HiveManager NG, our next-generation cloud services platform, as the basis for data services and data analytics applications. Sales of such products, services and applications to enterprise end-customers typically require long sales cycles and are subject to price sensitivity. Moreover, many potential end-customers in the enterprise market have substantial network expertise and experience, which may require a more-costly and sophisticated marketing and sales strategy. It is unclear whether our end-customers will pay for data analytics or other SaaS services we expect to provide or, instead, require us to provide them as enhancements to our support offerings (at no cost to them or incremental revenue to us).

If our competitors offer services or provide technologies or application platforms superior to our current cloud-managed platform, or the new products and services we introduce, alone or as part of a more-integrated offering or at reduced pricing, it would have a material adverse effect on our business, operating results and financial condition.
Our target end-customers could discontinue use of wireless networking technology. If so, the use of wireless networking-enabled mobile devices could decrease or wireless networking could cease to be the preferred connectivity option for our target markets. As a result, demand for our products, services and applications may not continue to develop as we anticipate, or at all, and the value of our stock could decline.
A significant portion of our sales is concentrated in the education vertical, which may cause us to have longer sales cycles, and be subject to program funding uncertainties and constraints.
A significant portion of our revenue is concentrated in the education vertical. The majority of our sales in education is concentrated in both public and private K-12 institutions. This vertical is characterized by long sales cycles and often requires additional sales efforts. In addition, this vertical typically operates on limited budgets, and depends on annual budget approvals, which add additional uncertainty to the sales cycle. For example, the U.S. federal government is providing supplemental funding to local school districts in conjunction with its E-Rate initiative to assist districts to upgrade their technical infrastructure, including Wi-Fi infrastructure. The announced incremental federal funding is significant and available over a five-year period, which began in the second half of 2015. However, this program continues to be subject to uncertainty regarding its eligibility criteria, the timing and specific amount of federal funding actually available during each annual funding cycle and federal program guidelines and funding appropriations, which can change from year-to-year. Corresponding funding appropriation by respective states and local districts is also uncertain and, even upon such appropriation, local districts must still then submit and have approved applications consistent with the final timing and eligibility requirements of the federal program for that annual funding cycle. We also believe that the prospect of federal funding available each annual cycle continues to cause some K-12 institutions to delay or defer near-term transactions they might otherwise make during the cycle to purchase our products.

Purchases made by schools before April 1, 2015 were not eligible for E-Rate funding and actual E-Rate funding was not released to schools and libraries to fund transactions until after July 1, 2015. In order to be eligible for funding during a particular annual funding cycle the schools and libraries must then receive a Funding Commitment Decision Letter. We believe that based on the availability of this federal funding end-customers in the education vertical typically defer purchases until they secure E-Rate funding and receive a specific funding commitment letter. As a result, beginning in 2015, E-Rate amplified the historical sequential decline in product revenue we previously experienced from the fourth quarter into the first quarter and shifted spending from the first half of the year into the second half of the year, and even into the following year. We believe that in our fiscal 2015, this caused increased seasonal variations in demand for our products and services in the education vertical, making it more difficult to forecast our operating performance and achieve revenue and other operating results based on those forecasts. For example, the sales results for our first fiscal quarter 2015 were below expectations, primarily due to a pause in demand in U.S education business due to such various aspects and timing of the federal E-Rate program. We also saw K-12 spending shift during the 2015 annual funding cycle from the first half of the year into the second half of the year, and into our fiscal 2016 as well. We believe such deferrals and delays have continued during the 2016 annual E-Rate funding cycle.

In 2016 E-Rate cycle, USAC also experienced significant administrative challenges that led them to extend the period for schools to submit Form 471 funding requests, and that led many schools to abandon their Form 470 bid requests or not submit their Form 471 funding requests in the first instance. Based on publicly reported information, the total value of submissions of Form 471 funding requests for "Category 2" projects in the 2016 funding cycle was 17% below the total value of funding requests submitted in the 2015 funding cycle. Aerohive increased its reported share of the funding requests for Wi-Fi products from 10% in 2015 to 11% in 2016; however, due to the overall reduction in funding requests, total Aerohive-related awards in 2016 appear to be 12% lower than the 2015 funding cycle. Further, USAC continues to report significant delays in its ability to process and fund such requests during the 2016 funding cycle, causing the pace of release of approved funds and resulting availability of those funds to schools to be significantly lower than in 2015. For example, as of the end of third quarter, E-Rate program funding approvals were running nearly 70 percent below the pace of approvals over the same period in 2015.

On October 13, 2016, we provided preliminary revenue for our third quarter ending September 30, 2016, and a preliminary revenue outlook for the fourth quarter ending December 31, 2016, which we discussed further on our November 2, 2016 earnings call. Our third quarter revenue and fourth quarter outlook were below the estimates of financial analysts at that time for the respective quarters. We believe that the significantly slower pace of E-Rate funding approvals we experienced in the third quarter and that we assume for our fourth quarter are the primary drivers of our weaker-than-expected order volume and lower revenue performance in our third quarter and our outlook for the fourth quarter. We expect these delays, deferrals and lower levels of E-Rate-funded transactions to continue for the fourth quarter of 2016 and potentially into 2017. These are specific examples of the many factors which add additional uncertainty to our future revenue from our educational end-customers.
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
The technology and end-customer demands in the wireless networking market change rapidly, which requires us to continuously develop and release new products and product features and associated applications and services. We must continuously anticipate and adapt to our end-customers’ needs and market trends, and continue to make investments to develop or acquire new products, applications and services that meet market demands, technology trends and regulatory requirements. If our competitors introduce new products, applications and services that compete with ours, we may be required to reposition our product offerings or introduce new products in response to such competitive pressure. We may also offer products and services, and/or combinations thereof at lower price points in order to broaden our penetration in the enterprise market. If we fail to develop new products, product enhancements applications or services, or fail to effectively manage the transition of our end-customers to these new products, product enhancements, applications or services, or our end-customers or potential end-customers do not perceive our products, product enhancements, applications or services to have compelling technical or cost-based advantages, our business and prospects could be adversely affected, particularly if our competitors are able to introduce solutions at lower prices and/or with increased functionality. If we are successful with lower-priced product offering, we could see a mix shift in favor of these product offerings, thus reducing overall revenue, gross margins and ability to achieve profitability.
Developing our products is challenging and involves substantial commitment of resources and significant development risk. Each phase in our product development presents serious risks of failure, rework or delay, any one of which could impact the timing and cost-effective development of products, and each of which could affect our ability to take advantage of a business opportunity or could jeopardize end-customer acceptance of the product. Compared to our larger and longer-established competitors, our ability to develop and timely deliver new products and product functionality is limited. We also have experienced in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. For example, we are currently developing and bringing to market the next-generation versions of our Wi-Fi hardware, including our .11ac “Wave 2” products, Ethernet switches and our HiveManager NG cloud services platform providing cloud-delivered network management applications and on-premises network management, as well as supporting data structures, analytics and APIs. For example, in our third quarter of 2016, we introduced our AP550 access point, which features specifically designed for high-density and high performance requirements of enterprise environments. We also recently announced programs to develop new data analytics services and API platforms. These are complex technical undertakings and subject to many variables and risks of delay. For example, we announced in August 2015 that our Wave 2 .11ac products, which we had expected to be commercially available in the second half of 2015, would be delayed until the first quarter of 2016. This was due to limited availability in component parts that affected availability of our AP250 access point and the ability of our manufacturing partner and component suppliers to timely deliver sufficient quantities of this product consistent with our demand and sales forecasts. Similarly, our timeline to transition new and existing end customers to HiveManager NG and make our cloud services platform and applications available to customers in either a subscription public cloud or on-premises private cloud deployment has been delayed and we are now targeting completion for late-2017. This development timeline has also delayed our ability to demonstrate full feature and functional compatibility of this platform across certain other products, including specifically our new switch products. As a result, revenue from our switch products which we expected in the second half of our 2016 fiscal year will be delayed into 2017.
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
Our gross margin was 67.2% and 66.6% for the nine months ended September 30, 2016 and 2015, respectively. Our gross margin will vary over time, may be difficult to predict and may decline in future periods. Our gross margins also vary across our product lines and, therefore, a change in the mix of products our end-customers purchase would likely have a significant impact on our overall gross margin. We may face additional competition for these products, either by introduction of new products by new or existing competitors, or by our end-customers using lower-priced products, including our own, which are becoming increasingly more sophisticated.
In addition, the exchange rate of the U.S. dollar to foreign currencies continues to be strong, which may require us to reduce pricing for our products outside the United States in order to maintain sales and revenue performance, or incur higher manufacturing costs, each of which would lower gross margins for those products.
The market for wireless networking products is also characterized by rapid innovation and declining average sales prices as products mature in the market place. Even if we are successful in launching new products, competition may continue to increase in the market segments in which we compete, which would likely result in increased pricing competition. To retain our average margins, we are required to continuously update our products and introduce new products and reduce our manufacturing and sales-related costs and expenses, and we could fail to accomplish this. In addition, the sales prices for our products and services may decline for a variety of reasons, including sales strategy, competitive pricing pressures, customer demand, discounts, a change in our mix of products and services, including seasonal changes in our end-customers’ ordering practices, anticipation of the introduction of new products or services and decisions by end-customers to defer purchases, or promotional programs. For example, we may introduce new products or offerings, such as we did with our AP230 access point which we announced in April 2014, at lower price points than competitive offerings or our own legacy offerings to help drive the adoption of our new products and this may adversely affect our revenues and operating margins. Larger competitors, such as Cisco/Meraki, Hewlett-Packard/Aruba, Brocade/Ruckus and Ubiquiti Networks, each with significantly greater financial, sales, engineering resources and/or more diverse product and service offerings may reduce the price of their products or services that compete with ours or may bundle them with other products and services. If we do not similarly reduce our product manufacturing costs, or if we reduce our prices for such products or services in order to remain competitive, our margins (and revenue) will decline. Any such declines in our gross margins or revenue could have an adverse impact on the value of our common stock.
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

We continue to develop our system and documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete on an annual and ongoing basis our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. Further, our independent registered public accounting firm is not required to report on the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an "emerging growth company, " as defined by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.
We cannot be certain that we will not discover, or that we will timely discover, material weaknesses or control deficiencies in the future. If our remediation efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the trading price of our common stock to decline. If we are unable to conclude that our internal control over financial reporting is effective or, if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls when it is required to do so by the applicable rules, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. We would also be in violation of certain covenants under our debt facilities, which could accelerate payment obligations and/or increase our borrowing costs significantly.
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
We plan to target new industry verticals and geographies to diversify our end-customer base and expand our channel relationships, which could result in higher research and development and sales and marketing expenses, and which may not be successful and could reduce our operating margin.
Part of our strategy is to target new industry verticals and geographies. Currently, we focus a significant portion of our business on the education and retail verticals, and to a lesser extent healthcare, which may depend on developing new products targeted to such sectors. Specifically, we intend to invest in the development of data applications and analytics capabilities which we feel may be attractive to our end-customers, particularly in the retail vertical. In addition, we also plan to continue to expand to additional countries beyond those in which we currently operate. We also intend to invest in existing and new channel relationships to reach additional end-customers to further diversify our revenue base. Targeting new industry verticals and geographies and developing customized products, data applications and partnerships, including our channel partners, targeted to these industry verticals and geographies may be expensive, require us to attract, train, develop, integrate and retain qualified employees and key sales personnel, and increase our research and development costs, as well as our sales and marketing expenditures. We may need to develop new product features or target new market segments, which could divert resources and attention from our existing products and target markets. We must also further develop and make more productive relationships with our channel partners and our channel partners’ ability to effectively market, distribute and support our products, which requires specific investments and additional dedicated resources. Because we have limited experience in developing and managing such channels and markets, we may not be successful in further penetrating certain geographic regions or reaching a broader customer base. Failure to develop or manage additional sales channels effectively would limit our ability to succeed in these markets and could adversely affect our ability to grow our business.
We announced in April 2015 a new relationship with Dell Inc., whereby Dell became a reseller of Aerohive’s Wi-Fi and cloud services. In September 2015, we announced with Brocade and Juniper Networks collaborations that allow us to meet in the channel and co-sell a combined wired and wireless solutions to our end-customers. In February 2016, we announced a partnership with SYNNEX Corporation, as a value-added distributor of our products in the United States and Canada. To support these relationships, we will need to continue to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings, which could distract management’s attention and divert existing resources from our current business. We do not know if we will be successful in any of these efforts, or whether the level of success we achieve will justify the additional spending and specific investments and dedicated resources required. For example, in April 2016, Brocade announced its acquisition of Ruckus Wireless, one of our competitors, and it is likely that transaction will reduce Brocade’s continuing investment in and support for its collaboration with us, and the level of business opportunities we might otherwise have expected to develop jointly with Brocade. It will also take time for us to fully realize the benefits from our continued relationship with Dell. If our channel partners fail to effectively market, distribute and support our products, or if our channel strategy, or particular channel partner initiatives or investments, such as with Dell or others we may identify, are otherwise unsuccessful, our revenue performance and operating margin would be harmed, which could adversely affect the value of our common stock.
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
We outsource the warehousing and delivery of all of our products to a third-party logistics provider for worldwide fulfillment. As a result of relying on a third party, we have reduced control over shipping and logistics. Any shipping delays, disruptions or mismanagement by these third parties could severely impair our ability to fulfill orders. For example, at the end of our quarter ended March 31, 2015, our third party logistics provider was not able to ship product and, as a result, we were not able to take revenue in the quarter on all the orders that we had received and processed. We since transitioned to a new logistics provider. If we are unable to have our products shipped in a timely manner, we may suffer reputational harm, and lose revenue.
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
As a public company, we are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, to diligence, disclose and annually report whether our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. We have incurred and will continue to incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities and we expect to incur additional costs in the future to comply with these disclosure requirements. However, we rely on our manufacturing partners to select, source, diligence and report to us the component parts within our products. We do not choose or contract directly with the component parts providers and do not have contracts with these component parts suppliers. This absence of any relationship between us and the component suppliers makes significantly more difficult our ability to determine and report whether our products contain conflict minerals. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to alter our products, processes or sources of supply to avoid use of such materials.
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

Defects and errors may also cause our products to be vulnerable to security attacks. The techniques used by computer hackers to access or sabotage networks are becoming increasingly sophisticated, change frequently and generally are not recognized until after they have been launched against a target. As we increasingly collect, store, analyze, use and transmit data, and provide data analytics solutions to our end-customers, these risks become more significant to us. Accordingly, our products and third-party security products may be unable to anticipate these techniques or provide a solution in time to protect our and our end-customers’ networks. In addition, we might not be able to timely develop and provide updated products and software to our end-customers, thereby leaving our end-customers vulnerable to attacks. Finally, if our employees, or others who have access to end-customer data, misuse this information, our reputation would be harmed and we could be subject to claims for damages.
Real or perceived defects or errors in our products could result in claims to return product or that we reimburse losses that our end-customers or channel partners sustain and we may be required, or may choose for customer or partner relations or other reasons, to expend additional resources in order to help correct the problem, including incurring additional warranty and repair costs, process management costs and costs associated with remanufacturing our inventory. We typically offer a limited warranty on our Wi-Fi access points for a period of five years from the date we discontinue sale of the product. We typically offer a limited warranty on our other hardware products for a one-year period. We also provide certain service commitment guarantees for our cloud-managed platform, pursuant to which our end-customers may receive service credits in connection with service outages. Liability limitations in our standard terms and conditions of sale may not be enforceable under some circumstances or may not fully or effectively protect us from claims and related liabilities and costs. In addition, regardless of the party at fault, errors of these kinds which would divert the attention of our engineering personnel from our product development efforts, damage our reputation and the reputation of our products, cause significant customer relations problems, and can result in product liability claims. We do not maintain insurance which would protect against many of these types of claims associated with the use of our products. Even where claims ultimately are unsuccessful we may have to expend funds in connection with litigation, including on behalf of our end-customers and channel partners, and divert management’s time and other resources. We also may incur costs and expenses relating to a recall of one or more of our products. The process of identifying and recalling products that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our end-customers and channel partners and significant harm to our reputation. The occurrence of any of these problems could result in substantial costs to us and the delay or loss of market acceptance of our products and could adversely impact our business, operating results and financial condition.
The loss of key personnel or an inability to attract, retain and motivate qualified personnel may impair our ability to expand our business.
Our success is substantially dependent upon the continued service and performance of our senior management team and other key personnel, including David K. Flynn, who is our Chief Executive Officer. Our employees, including our senior management team, are at-will employees, and therefore may terminate employment with us at any time with no advance notice. The loss of any members of our senior management team or other key personnel, or the failure to attract replacement personnel, as needed, or the transition of newly hired senior management may significantly delay or prevent the achievement of our business objectives. In addition, if any of our executives or other key employees were to join a competitor or form a competing company, we could lose customers, suppliers, know-how and key personnel and our business and product strategies and capabilities could be at risk and subject to disclosure, including to our competitors.

Our future success also depends on our ability to continue to attract, integrate and retain highly skilled personnel, especially skilled sales and engineering employees. We have experienced in the past higher than normal turn-over, especially amongst our sales and engineering personnel, and continue to replace personnel where we think needed to improve our operations and product development capabilities and processes. We also continue to replace personnel as part of our ongoing performance management initiatives. Turn-over is highly disruptive to our operations and has had and could continue to have an adverse effect on our revenue. In addition, competition for highly skilled personnel is frequently intense, especially in Silicon Valley, where we maintain our headquarters and a substantial operating and sales presence, and Hangzhou China, where we currently maintain our principal research presence and highly skilled product development and engineering personnel. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our employees have become, or will soon become, vested in a substantial amount of stock or number of stock options. Our employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase or exercise prices, or if the exercise prices of the options that they hold are significantly above the market price of our common stock the options to purchase such shares will have little or no retention value. The lack of performance in our stock price may affect our ability to attract new employees or retain existing employees by decreasing the perceived value of any stock-based compensation we may offer or they may hold. Prolonged periods of low performance or volatility in our stock price could negatively impact our appeal as an employer, harm employee morale or increase employee turnover, including amongst our China and Silicon Valley-based employees. Any failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs may negatively impact our growth. Also, to the extent we hire personnel from our competitors, we may be subject to allegations that these new hires have been improperly solicited, or that they have divulged to us proprietary or other confidential information of their former employers, or that their former employers own their inventions or other work product. This may expose us to significant liability and litigation risk.
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
The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and these laws and regulations may be interpreted and applied inconsistently from within a country or country to country, and inconsistently with our current policies and practices, and may be contradictory with each other. Additionally, various federal, state, and foreign regulatory or other governmental bodies may issue rulings that invalidate prior laws, regulations, or legal frameworks in manners that may adversely impact our business. For example, the European Court of Justice in October 2015 issued a ruling invalidating the U.S.-E.U. Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European Union data protection laws. While we did not rely upon the U.S.-E.U. Safe-Harbor Framework for our transfer of European Union personal data to the U.S., and the U.S. and E.U. have implemented a replacement for the U.S.-E.U. Safe-Harbor Framework (known as the U.S.-E.U. Privacy Shield), some regulatory uncertainty remains regarding the future of data transfers from the European Union to the U.S. In addition to government regulation, privacy advocacy and industry groups have adopted and are considering the adoption of various self-regulatory standards and codes of conduct that, if applied to our, our partners or our end-customers’ businesses, may place additional burdens on us and our partners and end-customers, which may further reduce demand for our products, data platforms, applications and solutions and harm our business.
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
We derive a significant portion of our revenue from end-customers and channel partners outside the United States. For the nine months ended September 30, 2016 and 2015, we attributed 42% and 38%, respectively, of our revenue to our international end-customers and channel partners. As of September 30, 2016, approximately 43% of our full-time employees were located outside of North America, with 26% located in China. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources.
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

•	difficulties and costs of staffing and managing foreign operations, and retaining key personnel;

•	differing labor standards;

•	the uncertainty of protection for our intellectual property rights and the enforceability of our rights and third-party rights in some countries;

•	potentially adverse tax consequences, including regulatory requirements regarding our ability to repatriate profits to the United States;

•	uncertainties and instability in economic and market conditions following the decision of the United Kingdom to withdraw from the European Union;

•
added legal compliance obligations and complexity, including complying with varying local labor, compensation and tax and securities laws as well as specific and evolving local requirements regarding data protection;

•	foreign currency exchange risk;

•	the increased cost of terminating employees in some countries; and

•	political and economic instability and terrorism.
To the extent we continue to expand our business globally, our success will depend, in large part, on our ability to effectively anticipate and manage these and other risks and expenses associated with our international operations. For example, we have seen recent weakness in the sales performance from our European territories. Political instability and uncertainty in the European Union and, in particular, Britain's recent decision to exit the E.U. has slowed economic growth and created significant economic disruption and uncertainty in the region, which could continue to discourage near-term economic activity, including delay decisions to purchase Aerohive products. This could have a significant and extended impact of our expected revenue from our European operations, in particular over the remainder of 2016 and into 2017, as the terms and circumstances of Britain’s exit and its impact on other countries of the European Union are resolved. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, and business generally, adversely affecting our business, operating results and financial condition.
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
We are subject to income taxes in the United States and numerous foreign jurisdictions. We use significant judgment in evaluating our worldwide provision for income taxes, which could be adversely affected by several factors, many of which are outside our control. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than we anticipate in countries that have lower statutory rates and higher than we anticipate in countries that have higher statutory rates, by changes in foreign currency exchange rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including possible changes to the U.S. taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income or the foreign tax credit rules. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against us as well as penalties and fines. As we operate in multiple taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. The time and expense necessary to defend and resolve a tax audit may be significant. Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals and may have a material effect on our operating results or cash flows in the period or periods for which such determination is made.
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
We have expanded our operations significantly since inception and anticipate that we may require further expansion to achieve our business objectives. For example, our revenue for the nine months ended September 30, 2016 and 2015 was $128.1 million and $105.4 million, respectively, and our global headcount as of September 30, 2016 and 2015, was approximately 629 and 625 employees, respectively. The growth and expansion of our business and product offerings places a continuous and significant strain on our management, operational and financial resources. Any such future growth would also add complexity to and require effective coordination throughout our organization.
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
Our cash, cash equivalents and short-term investments were $79.2 million as of September 30, 2016, which we held as money market funds, U.S. treasury securities, commercial paper and investment-grade corporate debt with Moody's and S&P ratings of A-/A3 or better. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Any deterioration in the U. S. and global credit and financial markets could cause losses or significant deterioration in the value of our cash, cash equivalents or possible investments. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents and possible investments, which may affect our ability to fund future obligations. Further, unless and until the current U.S. and global political, credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our business, operating results and financial condition.
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
Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. Our information technology and infrastructure may be vulnerable to persistent threats, penetration or attacks by computer programmers and hackers, software bugs or other technical malfunctions, or other disruptions. Due to our business model and the location of some of our development centers, we have faced and are likely to face threats that target both our internal systems and our products and data analytics solutions, which, in turn, may threaten our end-customers' networks, devices, applications and data. In addition, our employees could breach our data security measures and misuse such data or other information, whether through error or misconduct. Any such data security incident, whether external or internal in origin, could compromise our networks, including our cloud-managed platform, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be improperly accessed, publicly disclosed, lost or stolen, which could subject us to liability to our end-customers, suppliers, channel and business partners and others, and cause us reputational and financial harm. Additionally, an effective attack on our systems or products or data analytics solutions could disrupt their proper functioning, allow unauthorized access to sensitive, proprietary or confidential information of ours or of our end-customers, disrupt or temporarily interrupt customers' networking traffic, or cause other destructive outcomes, including the theft of information sufficient to engage in fraudulent financial transactions or compromise other sensitive information. Because the techniques used by computer programmers and hackers, many of whom are highly sophisticated and well-funded, to access or sabotage networks change frequently and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. This could delay our response or the effectiveness of our response and impede our sales, manufacturing, distribution or other critical functions and ability to limit our exposure to third-party claims and potential liability. If any of these types of data security incidents were to occur or to be believed to have occurred, or if we were to be unable to timely respond to protect sensitive data or other proprietary or non-public data, our relationships with our business partners and end-customers could be materially damaged, our reputation and brand could be materially harmed, use of our solutions could decrease, and affected partners, end-customers or government authorities could initiate legal or regulatory action against us in connection with such incidents, which could cause us to incur significant expenses and liability or could result in orders, judgments, or consent decrees forcing us to modify our business practices. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web-based products and data analytics solutions we offer, and as we operate in more countries.

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
Being a public company has increased our ongoing expenses in general and specifically the cost for us to obtain director and officer liability insurance at levels we deem commercially reasonable, and we have incurred higher costs and accepted higher retentions to obtain such coverage, compared to our prior program for director and officer liability insurance prior to being a public company. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on its audit committee and compensation committee, and qualified executive officers.
As a result of disclosure of information in filings required by us as a public company, our business and financial condition will become more visible, which might result in threatened or actual litigation, including by competitors and other third parties. For example, we recently settled a class action law suit asserting that statements we made in conjunction with our initial public offering in March 2014 were false or misleading, or failed to include material information. We have incurred significant expenses to defend this action and expended time and resources, including management resources, necessary to resolve it, which could harm our business and operating results.
An increasing volume of our business is being delivered through our channel partners and value-added distributors, thus increasing our credit exposure to those partners.
We will continue to increase our investment in our channel partners and value added distributors, and expect the level of our revenue to be delivered through those partners and distributors to increase as well. While this may reduce the credit risk we would otherwise have with respect to individual end-customer transactions, it increases our overall credit risk to these partners and distributors. We attempt to monitor periodically the business conditions of our partners and distributors. However, we may not fully understand or be able to anticipate at any time difficult financial or market conditions that could affect or undermine their credit worthiness and ability to meet their obligations to us. This is particularly true for our partners located outside the United States and those who do not provide a level of financial reporting or disclosure consistent with U.S.-reporting companies. In the event one or more of these channel partners and distributors were to experience financial difficulties, slow their payments or default entirely on their obligations to us this could have a material effect on our revenue and overall business.
Our debt obligations contain restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial conditions.
On June 21, 2012, we entered into a revolving credit facility with Silicon Valley Bank, which we refer to, as amended, as our revolving credit facility. As of September 30, 2016, we have drawn $20.0 million under this revolving credit facility.
Our obligations under the Revolving Credit Facility is secured by substantially all of our property, other than our intellectual property. The Revolving Credit Facility contains customary negative covenants that limits our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets or engage in merger and acquisition activity, including merge or consolidate with a third party. The Revolving Credit Facility also requires us to maintain a liquidity ratio of not less than 1.25 to 1.00 and to demonstrate minimum cash balances and the absence of defined events of default in order to have access to the available borrowing. Our Revolving Credit Facility also contains customary affirmative covenants, including requirements to, among other things, deliver audited financial statements, and it contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults arising from inaccuracy of representations and warranties. The revolving credit facility also includes a default upon the occurrence of a material adverse change to our business.

If our cash balances or cash flows decline due to any of the factors described in this “Risk Factors” section or otherwise, if we breach covenants under our Revolving Credit Facility or if there occurs a material adverse change in our business, we could be prohibited from further borrowing under the Revolving Credit Facility, our interest rates on the outstanding borrowings could increase and our obligation to repay principal amounts could be accelerated. Our failure to pay interest and principal amounts when due or comply with covenants could cause a default under the Revolving Credit Facility. Any such default could have a material adverse effect on our liquidity and financial condition. In the event of our liquidation, the lender would be repaid all outstanding principal and interest prior to distribution of assets to other unsecured creditors. Our holders of common stock would receive a portion of any liquidation proceeds only if all of our creditors were first repaid in full.
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
Our main competitors include general networking infrastructure vendors, such as Cisco/Meraki, Hewlett-Packard/Aruba Networks and Brocade/Ruckus Wireless, and others, such as Ubiquiti Networks, whose broad networking portfolios may include enterprise mobility solutions they have developed or acquired or may acquire in the future. In addition, Cisco and Apple announced in August 2015 a collaboration to improve the performance and experience of Apple iOS-based products when used on Cisco networks and operating systems. Cisco and other vendors have also committed significant internal sales and marketing resources to increase their participation in the 2016 FCC’s E-Rate funding program for K-12 schools. Such vendors have significant sales and engineering resources and, along with the relationships they have formed, can offer customers and resellers a broader or more compelling portfolio of products and platform solutions than we can offer, which some customers may prefer, and can use their broader offerings to provide additional financial and technical incentives for customers to purchase their products. These companies may also expand their product offerings over time and, through such partnerships and acquisitions and with greater resources, are able more effectively and opportunistically to target emerging markets or market opportunities, becoming more difficult competitors for us. They are also able to develop broader suites of products, and provide a complete and integrated wired and wireless hardware solution may be preferable to our end-customers. We expect competition to intensify in the future as companies introduce new products into our markets, consolidate or broaden their product offerings or from partnerships of collaborations, including amongst our competitors and partners, which expand the breadth and compatibility of their product offerings. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, our market share, any of which would likely seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, or if we are unable to differentiate our products and services successfully from those of our competitors, including our total cost of ownership, there could be a material and adverse effect on our competitive position, revenue and prospects for growth.
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
There has been a trend toward industry consolidation in our markets for several years as companies attempt to strengthen or hold their market positions in an evolving industry, and as companies are acquired or are unable to continue operations. Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they individually had offered. For example, in November 2012, Cisco Systems acquired Meraki Networks. In 2014, Juniper Networks announced that it was exiting its wireless networking business as part of a strategic partnership with Aruba Networks. In April 2014, Zebra Technologies announced that it would buy the enterprise business of Motorola Solutions, which Zebra later sold to Extreme Networks in September 2016. In March 2015, Hewlett-Packard announced that it would acquire Aruba Networks. In July 2015, Fortinet, Inc. completed its acquisition of Meru Networks. Cisco and Apple announced in August 2015 a collaboration to improve the performance and experience of Apple iOS-based products when used on Cisco networks and operating systems. In October 2015, Ruckus announced its acquisition of CloudPath Networks, a provider of Wi-Fi onboarding technology, and in April 2016, Brocade announced its acquisition of Ruckus. Such or similar consolidation or strategic partnerships may continue in the future. The companies or alliances resulting from these possible consolidations may create more compelling or bundled or integrated product platforms, bringing together unified product, security and application offerings, as well as being able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, channel coverage, technology or product functionality. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized technology companies such as ourselves and, consequently, customers’ willingness to purchase from us. Such greater resource and operating histories of our larger and longer-established competitors may be particularly important to our larger enterprise customers when choosing our or a competing production solution. In addition, companies that are our strategic alliance or channel partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. For example, it is likely that the Brocade acquisition of Ruckus will reduce Brocade’s continuing investment in and support for its collaboration with us, and the level of business opportunities we might otherwise have expected to develop jointly with Brocade. We believe that industry consolidation may result in stronger competitors, with more efficient cost structures that are better able to compete as sole-source vendors for our end-customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results and financial condition.

Demand for our products and services depends in part on the continued growth of the industries in which we participate, as well as our ability to diversify into other verticals, and the failure of these industries to expand or of our ability to diversify our revenue opportunities, could harm our operating results.
We currently target K-12 and higher education, retail, distributed enterprise and, to a lesser extent, healthcare end-customers, and we sell into verticals such as finance, manufacturing, utilities, telecom, state and local government, transportation, legal, accounting, architecture, engineering and construction. In the event any of the specific sectors we target fails to expand on wireless networking, or slows the rate of their spending, our operating results could be harmed. For example, the education sector is faced with limited resources to spend on technology purchases. In North America, the U.S. government's E-Rate program starting on July 1, 2015 was expected to continue to provide a significant portion over the next several years of the funding used by schools to purchase our solutions. If this sector does not continue to expand expenditures on technology in general, or the rate of funding slows or is delayed, our business could be harmed. If the E-Rate program is discontinued or receives a lower level of funding than we expect, or the share of funding our end-customers secure or direct toward purchasing our products is lower than we expect, our business could also be harmed.
We realize that our revenue-dependence on the volatile education market may bring uncertainty to our results. For this reason, a priority for our business is to expand and diversify our offerings and revenue opportunities into other verticals, with particular focus on enterprise customers. This includes developing and introducing new products and solution offerings.
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
Software subscription and services revenue, consisting of sales of new or renewal subscription and support and maintenance contracts, accounts for a significant portion of our revenue, comprising of 19% and 17% of total revenue for nine months ended September 30, 2016 and 2015, respectively. Service revenue may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our offerings, the prices, pricing and changes in the scope of our offerings, the prices of products and services offered by our competitors and reductions in our end-customers’ spending levels. We are developing and implementing systems to enable us better to track and timely identify renewal opportunities. If our sales of new or renewal subscription and support and maintenance contracts decline, or we are not able to manage efficiently increased support transaction volumes, including renewals, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one, three or five years. As a result, much of the service revenue we report each fiscal quarter is the recognition of deferred revenue from service contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully reflected in revenue in that fiscal quarter but will continue to negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time and the associated revenue we recognize could be lower in any particular quarter.

If we fail to comply with environmental requirements, our business, financial condition, operating results, and reputation could be adversely affected.
We are subject to various local, state, federal, and international environmental laws and regulations, including laws governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment. Examples of these laws and regulations include the European Union Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive ("RoHS"), and the European Union Waste Electrical and Electronic Equipment Directive ("WEEE Directive"), as well as the implementing legislation of the European Union member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway, and Japan and may be enacted in other regions in which currently or expect to operate, including in the United States, and we are, or may in the future be, subject to these laws and regulations.
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
We protect our proprietary information and technology through licensing agreements, third-party nondisclosure agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the United States and similar laws in other countries. As of September 30, 2016, we held 25 patents issued in the United States and 50 pending applications (as well as certain foreign equivalents issued and applications pending outside the United States).
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
Our products utilize software modules licensed to us by third-party authors under open source licenses, including as incorporated into software we receive from third party commercial software vendors. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, updates, warranties, or other contractual protections regarding infringement claims or the quality of the code. Furthermore, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and these licenses could be construed in a way that could impose other unanticipated conditions or restrictions on our ability to commercialize our products. In addition, some open source licenses require the licensee, under certain circumstances, to make available source code for modifications or derivative works the licensee creates based upon such open source software, and to allow further modification and distribution of such works. As a result, if we combine our proprietary software with open source software or modify such software in a certain manner, we could be required to release certain source code we authored under license terms that freely permit third parties, including our competitors, to further modify, use and distribute our software. In some instances, this could allow our competitors to create similar products with lower development effort and time, create security vulnerabilities in our products, and ultimately result in a loss of product sales for us. Further, if we are held to have breached or otherwise failed to comply with the terms of an open source software license, we could be required to pay damages, seek licenses from third parties to continue offering our products, re-engineer our products, or discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, any of which could harm our business, operating results and financial condition.
We continue to review our usage of open source software in our products, and to analyze the impact of such usage on our products and business. We may not be able to identify all of the risks regarding our use of open source software and what steps we will need to take to come into compliance with applicable license terms. Moreover, our implementation of tools and policies designed to monitor our ongoing use of open source software in our products may not be adequate or entirely effective in all instances. Depending on our determination of the impact on our business of compliance with applicable open source license requirements, we could be required to re-engineer certain aspects of our products and/or seek licenses from third parties. Our review to date has identified certain uses of third-party open source software that, under the terms of applicable open source licenses, will likely require us to provide certain additional notices, and to distribute and to offer to release certain of our source code under open-source software license terms, which we are currently preparing to do. We are also considering re-engineering of certain portions of our products to limit the scope of and potential impact on our business of such disclosure and licensing requirements going forward. Until we have completed our analysis, we will not know the full extent of such required disclosures or re-engineering efforts, or if and on what terms such alternative licenses could be available.
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
The trading price of our common stock has fluctuated substantially. From the date of our initial public offering in March 2014 through September 30, 2016, the high and low trading price for our common stock as reported by the New York Stock Exchange ranged between a high of $12.23 and a low of $3.43. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock, since you might not be able to sell your shares at or above the price you paid.

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

•
public analyst or investor reaction to our press releases, other public announcements and filings with the Securities and Exchange Commission, including specifically, concerning our operations, business initiatives or operating performance;

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
We utilize RSU awards as a significant component of the equity incentives we provide to our employees. Shares subject to these awards typically vest on March 1, June 1, September 1 and December 1 of each year. On each of these dates, we may withhold shares on behalf of employees to satisfy the minimum statutory employee tax withholding requirements or we may alternatively direct the sale of such shares into the market to generate cash sufficient to satisfy such withholding requirements. Our employees are also able to purchase shares of our common stock twice per year under our ESPP, which purchase dates currently are June 1 and December 1 of each year. Employees may choose then to sell a portion or all of such shares, including to generate cash sufficient to satisfy statutory tax withholding requirements they may have under local law. The coincidence of such sales of our common stock, concentrating on specific dates, may increase the typical or average trading volume of our common stock, and increase the volatility and degree of fluctuation in the trading price of our common stock. For example, on each of March 1 and June 1, 2016, and for the several days thereafter, the average trading volume in our common stock, as reported by the NYSE, increased significantly, as did the degree of fluctuation in the trading price for our stock. We expect such increased trading volumes and related trading price volatility to be repeated, coinciding with future RSU vesting and ESPP purchase dates. Such trading volume and price volatility could create uncertainty amongst our investors or contribute to further stock price declines which may not be related to the actual performance of our business.
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
The trading market for our common stock is influenced by the research and reports that industry or financial analysts publish about us, our business, our competitors’ business or our industry. We do not control these analysts or the content and opinions included in their reports. We may not attract sufficient research coverage or maintain coverage of analysts that currently publish reports regarding our business. If any of the analysts who cover us issues an adverse or misleading opinion regarding our stock price, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
We recently announced a share repurchase program, but we cannot guarantee that in fact that our repurchase of shares will enhance long-term stockholder value. Our share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
In February 2016, our board of directors authorized a stock repurchase program. Under the program, we are authorized to repurchase shares of our common stock for an aggregate purchase price of up to $10 million. As of September 30, 2016, we had repurchased under this program 364,627 shares of our common stock at a total price of $2.1 million. Although our board of directors authorized the program, we are not obligated to repurchase any minimum or specific number or dollar amount of shares. In addition, we may suspend or terminate the program at any time before its expiration as of June 30, 2017. Under the program, we may purchase shares of our stock from time to time, in the open market or through private transactions, subject to market conditions, in compliance with applicable state and federal securities laws. However, the timing and number of our share repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities available to us. We may also choose to defer or limit repurchases given other uses of our cash or our desire to preserve cash balances. In addition, our repurchases of common stock could affect the market price of our common stock or increase its volatility. For example, the existence of a share repurchase program could cause our share price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. We also cannot assure that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchase our stock, and short-term stock price fluctuations could reduce the program’s effectiveness.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of November 2016.

AEROHIVE NETWORKS, INC.

By:	/s/ David K. Flynn
David K. Flynn
President and Chief Executive Officer

AEROHIVE NETWORKS, INC.

By:	/s/ John Ritchie
John Ritchie
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description of Document

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

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