Form 10-Q
period 2017-03-31
AEROHIVE NETWORKS, INC
filed 2017-05-03
CIK 1372414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨ ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.001, outstanding as of April 28, 2017 was 52,840,074.

The Aerohive Networks design logo and the marks “Aerohive®,” “HiveManager®,” “HiveOS®,” “Aerohive ConnectTM,” “HiveManager ConnectTM,” “Aerohive SelectTM,” and “HiveManager SelectTM” are the property of Aerohive Networks, Inc. All Rights Reserved. This Quarterly Report on Form 10-Q contains additional trade names, trademarks and service marks of other companies.

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AEROHIVE NETWORKS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,907	$34,346
Short-term investments	45,926	42,408
Accounts receivable, net of allowance for doubtful accounts of $25 and $61 as of March 31, 2017 and December 31, 2016, respectively	21,628	26,190
Inventories	11,668	12,629
Prepaid expenses and other current assets	6,927	6,289
Total current assets	115,056	121,862
Property and equipment, net	8,206	9,008
Goodwill	513	513
Other assets	5,158	5,100
Total assets	$128,933	$136,483
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,694	$10,762
Accrued liabilities	9,444	9,300
Debt, current	—	20,000
Deferred revenue, current	31,847	31,727
Total current liabilities	50,985	71,789
Debt, non-current	20,000	—
Deferred revenue, non-current	33,060	34,177
Other liabilities	1,780	1,829
Total liabilities	105,825	107,795
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share - 25,000,000 shares authorized as of March 31, 2017 and December 31, 2016; no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, par value of $0.001 per share - 500,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 52,780,574 and 52,245,252 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	53	52
Additional paid–in capital	261,730	258,063
Treasury stock - 364,627 shares as of March 31, 2017 and December 31, 2016	(2,139)	(2,139)
Accumulated other comprehensive loss	(37)	(31)
Accumulated deficit	(236,499)	(227,257)
Total stockholders’ equity	23,108	28,688
Total liabilities and stockholders’ equity	$128,933	$136,483
See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue:
Product	$26,870	$32,456
Software subscription and services	9,481	7,672
Total revenue	36,351	40,128
Cost of revenue (1):
Product	8,736	10,439
Software subscription and services	3,176	2,903
Total cost of revenue	11,912	13,342
Gross profit	24,439	26,786
Operating expenses:
Research and development (1)	9,550	10,210
Sales and marketing (1)	17,439	21,068
General and administrative (1)	6,297	7,895
Total operating expenses	33,286	39,173
Operating loss	(8,847)	(12,387)
Interest income	140	119
Interest expense	(130)	(126)
Other income (expense), net	(85)	16
Loss before income taxes	(8,922)	(12,378)
Provision for income taxes	97	145
Net loss	$(9,019)	$(12,523)
Net loss per share, basic and diluted	$(0.17)	$(0.25)
Weighted-average shares used in computing net loss per share, basic and diluted	52,439,039	49,140,340

(1) Includes stock-based compensation as follows:
Cost of revenue	$271	$272
Research and development	688	1,345
Sales and marketing	1,294	1,768
General and administrative	1,300	1,511
Total stock-based compensation	$3,553	$4,896
See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016

Net loss	$(9,019)	$(12,523)
Unrealized gain (loss) on available-for-sale investments, net of tax	(6)	74
Comprehensive loss	$(9,025)	$(12,449)
See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(9,019)	$(12,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	842	896
Stock-based compensation	3,553	4,896
Other	(15)	123
Changes in operating assets and liabilities:
Accounts receivable, net	4,562	1,940
Inventories	961	(714)
Prepaid expenses and other current assets	(638)	(3,636)
Other assets	(58)	(350)
Accounts payable	(885)	(684)
Accrued liabilities	144	5,713
Other liabilities	(6)	7
Deferred revenue	(997)	1,010
Net cash used in operating activities	(1,556)	(3,322)
Cash flows from investing activities
Purchases of property and equipment	(223)	(337)
Maturities of short-term investments	4,200	4,200
Purchases of short-term investments	(7,709)	(2,406)
Investment in privately held company	—	(1,500)
Net cash used in investing activities	(3,732)	(43)
Cash flows from financing activities
Proceeds from exercise of vested stock options	218	108
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(326)	(311)
Payment to repurchase common stock	—	(785)
Payment on capital lease obligations	(43)	—
Net cash used in financing activities	(151)	(988)
Net decrease in cash and cash equivalents	(5,439)	(4,353)
Cash and cash equivalents at beginning of period	34,346	45,741
Cash and cash equivalents at end of period	$28,907	$41,388
Supplemental disclosure of cash flow information
Income taxes paid	$99	$249
Interest paid	$126	$139
Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment purchases	$22	$97
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Aerohive Networks, Inc. was incorporated in Delaware on March 15, 2006, and, together with its subsidiaries (the "Company"), has designed and developed a leading cloud and enterprise Wi-Fi solution that enables our customers to use the power of the Wi-Fi, cloud, analytics and applications to transform how they serve their customers. Our products include Wi-Fi access points, routers and switches required to build an edge-access network; a cloud services platform for centralized management; data collection and analytics; and applications that leverage the network to provide additional capabilities to the business and IT organizations. Together, these products, service platforms and applications create a simple, scalable, and secure solution to deliver a better-connected experience.
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
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Those estimates and assumptions include, among others, the best estimate of selling price ("BESP") of product, software and support services, determination of fair value of stock-based awards, inventory valuation, accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions, allowance for sales reserves, allowance for doubtful accounts, and warranty costs. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As the Company cannot determine future events and their effects with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the consolidated financial statements.
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. The Company remeasures the transactions denominated in currencies other than the functional currency at the average exchange rate in effect during the period. At the end of each reporting period, the Company remeasures its subsidiaries’ monetary assets and liabilities to the U.S. dollar using exchange rates in effect at the end of the reporting period. The Company remeasures its non-monetary assets and liabilities at historical exchange rates. The Company records gains and losses related to remeasurement in other income(expense), net in the consolidated statements of operations. Foreign currency exchange losses have not been significant in any period presented and the Company has not undertaken any hedging transactions related to foreign currency exposure.
Recently Adopted Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2015-11, Simplifying the Measurement of Inventory, which replaced the lower of cost or market test with the lower of cost or net realizable value test. We adopted this standard in the first quarter of fiscal 2017 with January 1, 2017 being the effective date of adoption. The adoption of this standard had no impact on the Company's consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted this guidance in the first quarter of fiscal 2017 with January 1, 2017 being the effective date of adoption. This standard eliminates the requirement to delay the recognition of excess tax benefits until they reduce current taxes payable.

Under this standard, previously unrecognized excess tax benefits shall be recognized on a modified retrospective basis. However, as of January 1, 2017, this had no impact on our accumulated deficit as the related U.S. deferred tax assets were fully offset by a valuation allowance. Additionally, the Company elected to account for forfeitures as they occur rather than estimate expected forfeitures using a modified retrospective transition method. Accordingly, the Company recorded a cumulative-effect adjustment of $0.2 million to accumulated deficit. Further, ASU 2016-09 requires excess tax benefits to be presented as a component of operating cash flows rather than financing cash flows. We elected to adopt this requirement prospectively and accordingly, prior periods have not been adjusted. Excess tax benefits were not material for all periods presented. The adoption of this standard did not have a material impact on the condensed consolidated financial statements for the three months ended March 31, 2017.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from contracts with customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and most industry-specific guidance. This standard requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 deferring the effective date of this standard by one year to December 15, 2017, and, thus, the new standard will be effective for the Company on January 1, 2018. This standard may be adopted using either the full or modified retrospective methods. In April 2016 and May 2016, the FASB issued ASU 2016-10 and ASU 2016-12, respectively, which clarify guidance on identifying performance obligations, collectability criterion and noncash consideration. The Company preliminarily plans to adopt these standards on a full retrospective basis; however, the Company has not yet made a final decision on the adoption methodology and is currently in the process of determining the potential impact that these standards will have on the Company's consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities.  This standard will be effective for the Company beginning in the first quarter of fiscal year 2019.  The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in Topic 840. This standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The standard also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This standard is effective beginning in fiscal year 2019. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which provides guidance to decrease the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. An impairment charge will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.
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
The Company sells its products primarily to channel partners, which include value-added resellers, or VARs, value-added distributors, or VADs, and Managed Service Providers, or MSPs. The Company’s accounts receivable are typically unsecured and are derived from revenue earned from customers located in the Americas, Europe, the Middle East and Africa, and Asia Pacific. The Company performs ongoing credit evaluations to determine customer credit, but generally does not require collateral from its customers. The Company maintains reserves for estimated credit losses and these losses have historically been within management’s expectations.
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

	Three Months Ended March 31,
	2017	2016
VAD A	15.1%	13.3%
VAD B	19.6%	*

* Less than 10%

The percentages of receivables from VAD A and individual entities (VAD B and VAD C) greater than 10% of total consolidated accounts receivable were as follows:

	March 31,	December 31,
	2017	2016
VAD A	19.4%	22.4%
VAD B	15.2%	14.4%
VAD C	*	15.3%

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
The Company classified its cash equivalents and short-term marketable investments within Level 1 and Level 2 in the fair value hierarchy as of March 31, 2017 and December 31, 2016, respectively. Level 1 assets include highly liquid money market funds that are included in cash and cash equivalents. The Company generally classifies these instruments within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. Level 2 assets include U.S. treasuries, corporate securities and commercial paper that are included in short-term investments and agency securities with maturities of three months or less when purchased are included in cash and cash equivalents. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets.
As of March 31, 2017, the Company held a convertible note from a privately held company, which the Company classified as a Level 3 investment in the fair value hierarchy (Note 3).

The components of the Company’s Level 1 and Level 2 assets are as follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cash equivalents	Short-term investments
	(in thousands)
Level 1:
Money market funds	15,751	—	15,751	15,751	—
	$15,751	$—	$15,751	$15,751	$—
Level 2:
U.S. agency securities	2,996	—	2,996	2,996	—
U.S. treasuries	22,512	(27)	22,485	—	22,485
Corporate securities	15,058	(10)	15,048	—	15,048
Commercial paper	8,393	—	8,393	—	8,393
	$48,959	$(37)	$48,922	$2,996	$45,926
Total	$64,710	$(37)	$64,673	$18,747	$45,926

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cash equivalents	Short-term investments
	(in thousands)
Level 1:
Money market funds	25,244	—	25,244	25,244	—
	$25,244	$—	$25,244	$25,244	—
Level 2:
U.S. treasuries	22,516	(19)	22,497	—	22,497
Corporate securities	7,353	(12)	7,341	—	7,341
Commercial paper	12,570	—	12,570	—	12,570
	$42,439	$(31)	$42,408	$—	42,408
Total	$67,683	$(31)	$67,652	$25,244	$42,408
All Level 1 and 2 short-term investments the Company held as of March 31, 2017 and December 31, 2016, contractually mature within one year from these respective dates.
Unrealized gains and losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, the Company does not intend to sell, and it is not more likely than not that the Company would be required to sell, these investments before recovery of their cost basis. As a result, there was no other-than-temporary impairment for these investments as of March 31, 2017 and December 31, 2016.
3. CONSOLIDATED BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)
Deferred sales commissions, current portion	$3,093	2,932
Prepaid expenses	3,031	2,032
Other	803	1,325
Total prepaid expenses and other current assets	$6,927	$6,289

Property and Equipment, net
Property and equipment, net consists of the following:

		March 31,	December 31,
	Estimated Useful Lives	2017	2016
		(in thousands)
Computer and other equipment	3 years	$1,902	$1,920
Manufacturing, research and development laboratory equipment	3 years	4,348	4,314
Software	2 to 5 years	8,217	8,217
Office furniture and equipment	3 to 7 years	2,053	2,070
Leasehold improvements	shorter of useful life or lease term	1,008	1,008
Property and equipment, gross		17,528	17,529
Less: Accumulated depreciation and amortization		(9,322)	(8,521)
Property and equipment, net		$8,206	$9,008
The software category includes the capitalized internal-use software for the Company's cloud service platform. In April 2015, the Company completed and launched the next generation of its cloud services platform, and began to amortize these capitalized costs to cost of software subscription and services revenue on a straight-line basis over an estimated useful life of the software of five years.
Depreciation and amortization expense was $0.8 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively.
Office furniture and equipment classified under capital lease was $1.2 million at March 31, 2017 and December 31, 2016 respectively, and the related accumulated depreciation was $0.2 million and $0.2 million at March 31, 2017 and December 31, 2016 respectively.
Other assets
Other assets consist of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)
Deferred sales commissions, non-current portion	$3,143	$3,115
Investment in privately held company	1,500	1,500
Other	515	485
Total other assets	$5,158	$5,100
In January 2016, the Company paid $1.5 million in cash to purchase a convertible note issued by a privately held company, which provides Wi-Fi application and analytics. The Company currently has no voting rights, investor rights or significant influence over the privately held company. The convertible note has been recorded at carrying value. Since the convertible note has no readily determinable market value, the Company has categorized it as a Level 3 asset in the fair value hierarchy. As of March 31, 2017, the fair value of the convertible note approximated its carrying value. The Company did not recognize an impairment for the three months ended March 31, 2017 and 2016, respectively, as there were no identified events or changes in circumstances that might have a significant adverse impact on the carrying values of the investment. Since the Company does not intend to liquidate this investment in the next 12 months, the Company has classified the convertible note as other assets on the condensed consolidated balance sheet.

Accrued Liabilities
Accrued liabilities consist of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)
Accrued compensation	$7,758	$7,230
Accrued expenses and other liabilities	1,170	1,445
Warranty liability, current portion	516	625
Total accrued liabilities	$9,444	$9,300
Deferred Revenue
Deferred revenue consists of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)
Products	$1,776	$1,220
Software subscription and services	63,131	64,684
Total deferred revenue	64,907	65,904
Less: current portion of deferred revenue	31,847	31,727
Non-current portion of deferred revenue	$33,060	$34,177
Warranty Liability
The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Beginning balance	$975	$978
Charges to operations	121	174
Obligations fulfilled	(197)	(104)
Changes in existing warranty	(42)	(51)
Total product warranties	$857	$997
Current portion	$516	$650
Non-current portion	$341	$347
Changes in existing warranty reflect a combination of changes in expected warranty claims and changes in the related costs to service such claims.
4. DEBT
Financing Agreements
In June 2012, the Company entered into a revolving credit facility with Silicon Valley Bank (the "Revolving Credit Facility"). The Revolving Credit Facility is collateralized by substantially all of the Company’s property, other than intellectual property. Prior to March 31, 2015, the Revolving Credit Facility bore monthly interest at a floating rate equal to the greater of (i) 4.00% or (ii) prime rate plus 0.75%. By amendment in March 2015, interest on the Revolving Credit Facility adjusted as of March 31, 2015 to a floating rate equal to the lesser of (i) LIBOR rate plus 2.25% or (ii) prime rate minus 0.5%. In November 2015, the Company further amended the Revolving Credit Facility to revise the floating interest rate to the lesser of (i) LIBOR rate plus 1.75% or (ii) prime rate minus 1.0%, which amendment was effective January 1, 2016. In March 2017, the Company further amended the Revolving Credit Facility to extend the maturity date by two years and reduce the minimum cash requirements. The weighted-average interest rate of the Revolving Credit Facility was 2.57% and 2.79% for the three months ended March 31, 2017 and 2016, respectively.

The Revolving Credit facility currently provides, among other things, (i) a maturity date of March 31, 2019; and (ii) a revolving line up to $20.0 million, subject to certain conditions.
The Revolving Credit Facility contains customary negative covenants which, unless waived by SVB, limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate, as well as requiring the Company to maintain a minimum adjusted quick ratio of 1.25 to 1.00 and minimum cash balances as of the last day of each month of $35.0 million. The Revolving Credit Facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults due to inaccuracy of representation and warranties. Upon an event of default, the lender may declare all or a portion of the outstanding obligations payable by the Company to be immediately due and payable and exercise other rights and remedies provided for under the Revolving Credit Facility. During the existence of an event of default, interest on the obligations under the Revolving Credit Facility could be increased by 5.0%. As of March 31, 2017, the Company was in compliance with these covenants.
As of March 31, 2017, $20.0 million remains outstanding under the Revolving Credit Facility, and is classified as non-current liabilities in the condensed consolidated balance sheet.
5. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company currently leases its main office facility in Milpitas, California, which is set to expire in June 2023. In addition, the Company leases office space for its subsidiaries in the United Kingdom, the Netherlands, Korea and China under non-cancelable operating leases that expire at various times through August 2021. The Company has also entered into various lease agreements in other locations in the United States and globally to support its sales and research and development functions.
The Company recognizes rent expense on a straight-line basis over the lease period. Future minimum lease payments by year under operating leases as of March 31, 2017 are as follows:

Amount
Year Ending December 31,	(in thousands)
2017 (remaining nine months)	$1,174
2018	1,707
2019	1,254
2020	879
2021	884
Thereafter	1,315
Total	$7,213
Rent expense was $0.5 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively.

Capital Lease Obligations
The Company has certain office furniture and equipment that are classified under capital leases. The terms of the capital leases range from three years to seven years. The interest is immaterial. Future minimum lease payments by year under capital lease obligations as of March 31, 2017 are as follows:

Amount
Year Ending December 31,	(in thousands)
2017 (remaining nine months)	$136
2018	184
2019	175
2020	170
2021	168
Thereafter	244
Total	$1,077
Less: current portion of capital lease obligations	181
Non-current portion of capital lease obligations	$896
Manufacturing Commitments
The Company subcontracts with manufacturing companies to manufacture its hardware products. The contract manufacturers procure components based on non-cancelable orders the Company places with them. If the Company cancels all or part of an order, the Company is liable to the contract manufacturers for the cost of the related components they purchased under such orders.
As of March 31, 2017 and December 31, 2016, the Company had manufacturing commitments with contract manufacturers for inventory totaling approximately $10.9 million and $9.5 million, respectively.
Contingencies
The Company may be subject to legal proceedings and litigation arising from time to time. The Company will record a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. The Company expects to periodically evaluate developments in its legal matters that could affect the amount of liability that it has previously accrued, if any, and make adjustments as appropriate. The Company exercises significant judgment to determine both likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company’s judgment may be incorrect. The Company cannot reasonably determine in advance the outcome of any litigation proceeding. Until the final resolution of any such matter for which the Company may be required to accrue, the Company may have an exposure to loss in excess of the amount the Company has accrued, and such excess amount could be significant.
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

•
Chrimar Systems, or Chrimar, filed in July 2015 a complaint in the U.S. District Court, Eastern District of Texas, asserting that certain of the Company’s products which utilize Power over Ethernet ("POE") functionality infringe United States Patent Nos. 8,155,012, or the '012 Patent, 8,902,760, or the '760 Patent, 8,942,107, or the '107 Patent and 9,019,838, or the '838 Patent. A jury trial was conducted in January 2017, following which the court entered an order finding non-infringement as to the Company's products under all patents in suit. The court subsequently entered a final judgment as to non-infringement under the patents in suit, which neither party challenged or appealed prior to the lapsing of the period for any such timely challenges or appeals. The Company separately filed with the PTO petitions to initiate reexamination of the '012 Patent and the '760 Patent, which petitions the PTO granted. The PTO has rejected all claims of the '012 Patent and is considering the Company's petition regarding the '760 Patent.

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
6. STOCKHOLDERS' EQUITY
Common Stock reserved for Future Issuance
As of March 31, 2017, the Company had, on an as-if converted basis, reserved shares of common stock for future issuance as follows:

March 31,
2017
Common stock reserved for future grant under the 2014 Equity Incentive Plan	8,313,981
Common stock reserved for future purchase under the 2014 Employee Stock Purchase Plan	2,575,605
Options and Restricted Stock Units issued and outstanding	9,465,157
Total reserved shares of common stock for future issuance	20,354,743
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
In January 2017, the Company effected an increase of 2,612,263 shares reserved under the 2014 Plan. As of March 31, 2017, the Company had 8,313,981 total shares of common stock reserved and available for grant under the 2014 Plan.
The following table summarizes the total number of shares available for grant under the 2014 Plan as of March 31, 2017:

Shares Available for Grant

Balance, December 31, 2016	5,116,753
Authorized	2,612,263
Options granted	—
Options canceled	542,265
Awards granted	(804,691)
Awards canceled	847,391
Balance, March 31, 2017	8,313,981
Stock Options
The following table summarizes the information about outstanding stock option activity:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2016	6,219,774	$6.15	6.42	$6,056
Options granted	—	—
Options exercised	(124,144)	1.66
Options canceled	(542,265)	6.95
Balance, March 31, 2017	5,553,365	$6.17	5.96	$3,547
Options exercisable, March 31, 2017	4,098,387	$5.84	5.15	$3,527
The weighted-average-grant-date fair value of options granted was $2.62 per share for the three months ended March 31, 2016, and the aggregate-grant-date fair value of the Company's stock options granted was $0.2 million for the three months ended March 31, 2016. There were no options granted for the three months ended March 31, 2017.
The aggregate intrinsic value of stock options exercised was $0.4 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively. The intrinsic value for each share underlying an option represents the difference between the option exercise price per share and the closing stock price of a share of the Company’s common stock. The total grant-date fair value of the options vested was $4.8 million and $5.8 million for the three months ended March 31, 2017 and 2016, respectively.
Restricted Stock Units
The Company currently grants Restricted Stock Units ("RSUs") to certain employees and directors. The RSUs typically vest over a period of time, generally one year to three years, and are subject to the participant’s continuing service to the Company over that period. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.

The following is a summary of the Company’s RSU activity and related information for the three months ended March 31, 2017:

	Restricted Stock Units Outstanding
	Shares	Weighted Average Grant Date Fair Value Per Share

Balance, December 31, 2016	4,365,670	$6.23
Awards granted	804,691	5.00
Awards vested	(481,546)	5.87
Awards canceled	(777,023)	6.24
Balance, March 31, 2017	3,911,792	$6.03

The weighted-average-grant date fair value of RSUs granted was $5.00 and $5.01 per share for the three months ended March 31, 2017 and 2016, respectively. The aggregate grant date fair value of RSUs granted was $4.0 million and $2.1 million, respectively for the three months ended March 31, 2017 and 2016, respectively. The aggregate fair value of shares vested as of the respective vesting dates was $2.2 million and $2.6 million, for the three months ended March 31, 2017 and 2016.
The number of RSUs vested includes shares that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as determined by the Company. During the three months ended March 31, 2017 and 2016, the Company withheld 70,368 and 58,790 shares of stock, for an aggregate value of $0.3 million and $0.3 million, respectively. The Company returned such shares to the 2014 Plan, which are available under the plan terms for future issuance.
The number of RSUs granted includes 378,644 shares of performance-based restricted stock units ("PBRSUs") that the Company granted to certain executives in the first quarter of 2017 pursuant to the 2014 Plan. Each PBRSU represents the right to receive one share of the Company's common stock upon vesting, subject to the Company's achievement of certain performance conditions. At each reporting period, the Company assesses the probability of the amount of these PBRSUs expected to vest based on its achievement of the performance condition.
2014 Employee Stock Purchase Plan
The 2014 Employee Stock Purchase Plan ("ESPP") is a ten-year plan, effective in March 2014. The ESPP authorizes the Company to issue shares of common stock pursuant to purchase rights it grants to the Company's employees and those of its designated subsidiaries. In January 2017, the Company effected an increase of 1,000,000 shares reserved under the ESPP. As of March 31, 2017, the Company had 2,575,605 total shares of common stock reserved and available for issuance under the ESPP.
Under the ESPP, the Company grants stock purchase rights to all eligible employees, currently covering a one-year offering period ending December 1, 2017, with purchase dates at the end of each interim six-month purchase period. Employees purchase shares using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The ESPP currently has a reset provision: If the closing price of the Company’s common stock on the last day of any purchase period during an offering period is lower than the closing sales price on the first day of the related offering period, that offering period will terminate upon the purchase of shares for such purchase period and participants will be automatically re-enrolled in the immediately following offering period. As a result, the reference price for purposes of determining the purchase price of shares for subsequent purchase periods for all participants of the new offering period resets to such lower price. No participant may purchase more than $25,000 worth of common stock in any calendar year, or 5,000 shares of common stock in any six-month purchase period. For the three months ended March 31, 2017 and 2016, no shares were issued under the ESPP.
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
During the three months ended March 31, 2016, the Company repurchased a total of 153,176 shares of its common stock on the open market at a total cost of $0.8 million with an average price per share of $5.09 respectively. No shares were repurchased during the three months ended March 31, 2017.
Determination of Fair Values
Weighted-average assumptions for the Company's stock options granted were as follows:

	Three Months Ended March 31,
	2017	2016
Stock options:
Expected term (in years)	N/A	5.89
Expected volatility	N/A	55.64%
Risk free interest rate	N/A	1.52%
Weighted average assumptions used to value employee stock purchase rights under the Black-Scholes model were as follows:

Three Months Ended March 31,
	2017	2016
ESPP purchase rights:
Expected term (in years)	0.50 - 1.00	0.50 - 2.00
Expected volatility	34% - 39%	35% - 55%
Risk free interest rate	0.60% - 0.82%	0.07% - 0.51%
Stock-based Compensation Expense
The total stock-based compensation the Company recognized for stock-based awards in the consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cost of revenue	$271	$272
Research and development	688	1,345
Sales and marketing	1,294	1,768
General and administrative	1,300	1,511
Total stock-based compensation	$3,553	$4,896
The following table presents stock-based compensation expense by award-type:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Stock Options	$883	$1,146
Restricted Stock Units	2,270	3,147
Employee Stock Purchase Plan	400	603
Total stock-based compensation	$3,553	$4,896
As of March 31, 2017, unrecognized stock-based compensation related to outstanding stock options, RSUs and ESPP purchase rights, was $5.0 million, $20.7 million and $1.0 million, respectively, which the Company expects to recognize over weighted-average periods of 1.96 years, 2.01 years and 0.67 years, respectively.

8. NET LOSS PER SHARE
The Company calculates basic and diluted net loss per share by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive.
The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except for share and per share data)
Numerator:
Net loss	$(9,019)	$(12,523)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	52,439,039	49,140,340
Net loss per share:
Basic and diluted	$(0.17)	$(0.25)
The Company excluded the following period-end outstanding common stock equivalents from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of March 31,
	2017	2016
Shares of common stock issuable under the Equity Incentive Plan	9,465,157	9,893,775
Employee Stock Purchase Plan	470,217	523,941
Total	9,935,374	10,417,716
9. INCOME TAXES
The provision for income taxes was approximately $0.1 million and $0.1 million, respectively, for the three months ended March 31, 2017 and 2016. The provision for income taxes consisted primarily of state taxes and foreign income taxes.
For the three months ended March 31, 2017 and 2016, the provision for income taxes differed from the statutory amount primarily due to the Company's maintaining a full valuation allowance against the U.S. net deferred tax assets, partially offset by foreign and state taxes.
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
The Company's realization of deferred tax assets depends on future taxable income, the existence and timing of which is uncertain. Based on the Company’s history of losses, management has determined it cannot conclude that it is more likely than not that the deferred tax assets will be realized and, accordingly, management has placed a full valuation allowance against its domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits, as of March 31, 2017 and December 31, 2016.
10. SEGMENT INFORMATION
The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer. The Company derives its revenue primarily from sales of products and software subscription and services. The Company’s CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company determined that it operates as one reportable and operating segment.
The following table represents the Company's revenue based on the billing address of the respective channel partners:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Americas	$23,918	$24,360
Europe, Middle East and Africa	9,832	12,014
Asia Pacific	2,601	3,754
Total revenues	$36,351	$40,128
     Included within Americas in the above table is revenue from sales in the United States of $22.0 million and $22.7 million, respectively, for the three months ended March 31, 2017 and 2016. Aside from the United States, no country comprised 10% or more of the Company's total revenue for each of the three months ended March 31, 2017 and 2016.
Property and equipment, net by location is summarized as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)
United States	$7,028	$7,685
People's Republic of China	976	1,096
United Kingdom	202	227
Total property and equipment, net	$8,206	$9,008
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. We intend to identify forward-looking statements when we use the words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and similar expressions that convey uncertainty of future events or outcomes. Our actual results and the timing of events may differ materially from those we discuss in our forward-looking statements as a result of various factors, including those we discuss below and those we discuss in the section entitled "Risk Factors" included in this Quarterly Report on Form 10-Q.
These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to predict our revenue, operating results and gross margin accurately;

•
our ability to timely develop, deliver and transition to new product offerings and pricing strategies, and transition existing and new end-customers to such offerings and strategies, while maintaining existing revenue and margins and our existing service level commitments to end-customers;

•	our ability to continue to secure orders from larger customers and any potential loss of or reductions in orders from such larger customers;

•
our ability to maximize sales to our education vertical, including in conjunction with opportunities from the U.S. Federal Communications Commission’s E-Rate program and the timing and uncertainty of the availability of such funding, the level of available funding and the decisions by end-customers to purchase our products using such funding;

•	the length and seasonal unpredictability of our sales cycles, including with service provider end-customers;

•	the effects of increased competition in and consolidation of our market and our ability to compete with larger competitors with greater financial, technical and other resources;

•	our ability to continue to enhance and broaden our product and solutions offerings and bring new products, product functionality and solutions to market;

•	our ability to attract new end-customers within the verticals and geographies in which we currently operate;

•	changes in global consumer confidence and demand for our products internationally, due to changes to foreign currency exchange rates and other factors;

•	our ability to continue to build and enhance relationships with channel partners and to derive revenue from our investments in those partnerships, particularly with our strategic partners;

•	our ability to protect our intellectual property and our exposure to third party claims that we or our customers or channel partners infringe their intellectual property; and

•	other risk factors included under the section titled “Risk Factors.”
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in “Risk Factors” included in Part II, Item 1A and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances we discuss in this report may not occur, and our actual results could differ materially and adversely from those we anticipate or imply in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, we caution you not to place undue reliance on such forward-looking statements.
Overview
Our goal is to be the leading independent cloud networking company that simplifies and transforms the connected experience through information, applications and insights. We have designed and developed a leading cloud-managed, networking platform that enables enterprises to deploy and manage a mobile-centric network edge. Our platform builds on the foundation of our Wi-Fi and wired network infrastructure. Our platform also connects and stores valuable data about the network and the users of the network that can enable better IT and business applications. Customers around the world, from Fortune 500 businesses to small schools, have chosen our products.
For the three months ended March 31, 2017, our revenue was $36.4 million, a decline of $3.8 million, compared to $40.1 million for the three months ended March 31, 2016. In the three months ended March 31, 2017 and 2016, our net losses were $9.0 million and $12.5 million, respectively. We have yet to achieve profitability in any quarter.
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
We continue to believe we have a unique market opportunity based on our ability to deliver unified Wi-Fi, switch and router solution operating on a single, unified management platform, with subscription-based SaaS solutions and data analytics, at a low entry and operating cost and the ability to tailor and expand based on each user's needs. We have developed a cloud-services platform to provide network management and support additional value-added applications. HiveManager NG, the newest version of our network management application, provides a single management interface that customers use to configure network policies, monitor and troubleshoot performance, manage access and security, and run reports on network operations. We will continue to sell and support older version of HiveManager as well. Our focus is to continue to transition our business to HiveManager NG and make our cloud-services platform and applications available to customers in either a subscription public cloud or on-premises private cloud deployment. We also announced in January 2017, Hive Manager Connect, a simplified version of HiveManager NG included as a part of our new Aerohive Connect product line. Under the Aerohive Connect program, customers may purchase a less complex, connectivity-oriented solution at attractive entry-point pricing.
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
The seasonal variations in demand for our products and services in the education vertical continue to make it more difficult for us to predict revenue from our education vertical during a particular period during the year. For example, on October 13, 2016, we provided preliminary revenue for our third quarter ending September 30, 2016 and a preliminary revenue outlook for our fourth quarter ending December 31, 2016, which we further discussed on our November 2, 2016 earnings call. Our third quarter revenue was below the estimates of financial analysts at that time, as was the revenue outlook we provided at that time for our fourth quarter. On February 14, 2017, we announced our revenue results for our fourth quarter of fiscal year 2016, which was below the revenue outlook we had provided for the period in November 2016.
We believe that the significantly slower pace of order volume in our education vertical in the third and fourth quarters of our fiscal year 2016, specifically due to slower pace of funding approvals under the federal E-Rate program, was one of the primary drivers of lower-than-expected order volume and revenue performance in our third quarter and our lowered revenue outlook for our fourth quarter. We also believe that we introduced our new HiveManager NG product to some of our larger and more complex customers before its feature set was able to fully address their requirements, which resulted in elongated sales cycles and reduced revenue opportunities, which specifically contributed to our lower revenue performance in the fourth quarter and our outlook for the first quarter of our fiscal year 2017. We believe that the lower-level of E-Rate funded transactions and lengthier sales cycle associated with our HiveManager NG offering will continue to affect our revenue opportunities and operating results into 2017.
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
We also expect to continue to invest in our organization and our channel and strategic partnerships to meet the needs of our customers to pursue opportunities in new and existing markets. In particular, we are investing to increase our sales capacity as well as our channel program. As such, we will continue to incur expenses in the near term, due to our continuing investments to grow our business, including internationally, in advance of and in preparation for, our expected increase in sales and expansion of our customer base. As a result, we may not be profitable for the foreseeable future and our use of cash over this period could also be greater and extend over a longer period as we make investments in areas of our operations, such as sales, marketing and research and product and channel partner development, which we feel may promote our growth and profitability over the long term. We believe that over the long term, we will be able to leverage these investments in the form of a higher revenue growth rate compared to the growth rate of our operating expenses.

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue:
Product	$26,870	$32,456
Software subscription and services	9,481	7,672
Total revenue	36,351	40,128
Cost of revenue(1):
Product	8,736	10,439
Software subscription and services	3,176	2,903
Total cost of revenue	11,912	13,342
Gross profit	24,439	26,786
Operating expenses:
Research and development(1)	9,550	10,210
Sales and marketing(1)	17,439	21,068
General and administrative(1)	6,297	7,895
Operating loss	(8,847)	(12,387)
Interest income	140	119
Interest expense	(130)	(126)
Other income (expense), net	(85)	16
Loss before income taxes	(8,922)	(12,378)
Income tax provision	97	145
Net loss	$(9,019)	$(12,523)
(1)Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cost of revenue	$271	$272
Research and development	688	1,345
Sales and marketing	1,294	1,768
General and administrative	1,300	1,511
Total stock-based compensation expense	$3,553	$4,896

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended March 31,
	2017	2016
Revenue:
Product	74%	81%
Software subscription and services	26	19
Total revenue	100	100
Cost of revenue:
Product	24	26
Software subscription and services	9	7
Total cost of revenue	33	33
Gross profit	67	67
Operating expenses:
Research and development	26	25
Sales and marketing	48	53
General and administrative	18	20
Operating loss	(25)	(31)
Interest income	—	—
Interest expense	—	—
Other income (expense), net	—	—
Loss before income taxes	(25)	(31)
Income tax provision	—	—
Net loss	(25)%	(31)%

Revenue
We derive revenue from the sales of our products and services, and we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. We expect our revenue to vary from quarter to quarter based on seasonal and cyclical factors.
Our total revenue comprises the following:
Product Revenue.  We derive product revenue primarily from sales of our hardware products, which include wireless access points, branch routers, and switches, all of which are embedded with our proprietary operating system, HiveOS, and perpetual licenses for our unified network management system, HiveManager, and other software applications, as well as related accessories. We recognize product revenue at the time of shipment, provided that all other revenue recognition criteria have been met. For our VAD arrangements where we permit our VADs to stock inventory, we recognize revenue when our VADs have shipped the products to our end-customers (or to VARs that have identified end-customers), provided that all other revenue recognition criteria have been met.
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

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Revenues:
Product	$26,870	$32,456	$(5,586)	(17)%
Software subscription and services	9,481	7,672	1,809	24%
Total revenue	$36,351	$40,128	$(3,777)	(9)%

Percentage of revenues:
Product	74%	81%
Software subscription and services	26%	19%
Total	100%	100%

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Revenue by geographic region:
Americas	$23,918	$24,360	$(442)	(2)%
EMEA	9,832	12,014	(2,182)	(18)%
APAC	2,601	3,754	(1,153)	(31)%
Total revenue	$36,351	$40,128	$(3,777)	(9)%

Percentage of revenue by geographic region:
Americas	66%	61%
EMEA	27%	30%
APAC	7%	9%
Total	100%	100%

Revenue decreased $3.8 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, which was primarily due to the decrease in product revenue, partially offset by an increase in software and subscriptions revenue.
The decrease in our product revenue of $5.6 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was primarily due to lower unit shipments.
The increase in our software subscription and services revenue of $1.8 million in the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was primarily due to an increase in sales of PCS and SaaS, including our HiveManager NG cloud-management platform, in connection with increased sales of products and an increase in the number of our end-customers, and our recognition of deferred revenue in the period.
The Americas and EMEA accounted for the majority of our total revenue in the respective periods. The decrease in revenue in our EMEA region for the three months ended March 31, 2017 was primarily due to a decline in unit shipments in that region during the period.
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
Cost of Software Subscription and Services Revenue.  Our cost of software subscription and services revenue primarily includes personnel costs, including stock-based compensation, certain allocated facilities information technology infrastructure costs, costs associated with our provision of PCS and SaaS and datacenter costs. Our cost of software subscription and services revenue also includes amortization of HiveManager NG, our internally developed, next-generation cloud-services platform, which we completed and launched in April 2015.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Cost of revenues:
Product	$8,736	$10,439	$(1,703)	(16)%
Software subscription and services	3,176	2,903	273	9%
Total cost of revenues	$11,912	$13,342	$(1,430)	(11)%

Cost of revenue decreased $1.4 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. We primarily attribute the change in our cost of product revenue to changes in the mix of products we sold in the period. We primarily relate the increase in our cost of software subscription and services to an increase in software and services revenue.
Gross Margin
Our gross margin or gross profit has been and will continue to be affected by a variety of factors, including product shipment volumes, average sales prices of our products, discounts we offer to our VAR and VAD partners, the mix of revenue between products and software subscription and services, and the mix of products we sold in the period, because our products have varying gross margins depending on the product offering and the lifecycle of the product. Historically, our software subscription and services gross margin has been lower than our product gross margin; however, we expect our software subscription and services gross margin to increase over the long term because we expect our software subscription and services revenue to increase more quickly than our cost of software subscription and services revenue. We expect our gross margin to be volatile and may decrease in any given time as we experience additional competitive pricing pressure.

	Three Months Ended March 31,
	2017		2016
	Amount	GM	Amount	GM
	(dollars in thousands)
Gross margin:
Product	$18,134	67.5%	$22,017	67.8%
Software subscription and services	6,305	66.5%	4,769	62.2%
Total gross margin	$24,439	67.2%	$26,786	66.8%
Product gross margin decreased from 67.8% to 67.5% for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The decrease in our product gross margin was primarily due to the mix of product we sold in the period and our fixed costs over lower revenue for the period. Software subscription and services gross margin increased from 62.2% to 66.5% for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase in our software subscription and services gross margin was primarily due to higher growth in our software subscription and services revenue than our related cost of delivering these software subscription and services.
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

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Research and development	$9,550	$10,210	$(660)	(6)%
% of revenue	26%	25%

Research and development expense decreased $0.7 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The decrease was primarily due to a decrease of $0.7 million in stock-based compensation expense, a decrease of $0.4 million in professional services, offset by an increase in $0.4 million in personnel cost primarily due to restructuring charges.

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

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$17,439	$21,068	$(3,629)	(17)%
% of revenue	48%	53%

Sales and marketing expense decreased $3.6 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The decrease was primarily due to decreases of $2.4 million in personnel and related costs and $0.5 million in stock-based compensation, due to lower headcount, a decrease of $0.2 million in travel and entertainment expenses, a decrease of $0.5 million in other expenses primarily due to lower spending on marketing programs and professional services.
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

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
General and administrative	$6,297	$7,895	$(1,598)	(20)%
% of revenue	18%	20%
General and administrative expense decreased $1.6 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The decrease was primarily due to a decrease in litigation settlement expense of $1.2 million, related to our class action complaint related to our Form S-1 filing, a decrease in employee compensation and benefits of $0.2 million and a decrease in stock-based compensation of $0.2 million primarily due to lower headcount offset by restructuring costs.
Interest Income

Our interest income primarily consists of interest earned on our cash and cash equivalent and short-term investments. We have invested our cash in money-market funds and other short-term, high quality investments. Historically, our interest income has not been material.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Interest income	$140	$119	$21	18%
The change in interest income was not significant.
Interest Expense

Our interest expense consists primarily of interest on our indebtedness.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Interest expense	$(130)	$(126)	$(4)	3%
The change in our interest expense was not significant.
Other Income (expense), Net

Our other income, net primarily consists of gains and losses from foreign currency exchange transactions.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$(85)	$16	$(101)	(631)%
The change in our other income (expense) primarily related to changes due to foreign currency fluctuations.
Provision for Income Taxes
Our provision for income taxes consists primarily of foreign tax expense due to our cost-plus agreements with our foreign entities, which guarantee our foreign entities a profit, and to a lesser extent federal and state income tax expense. We expect our provision for income taxes to increase in absolute dollars in future periods.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$97	$145	$(48)	(33)%
The change in our provision for income taxes primarily related to foreign and state income taxes and was not significant. As of March 31, 2017 and December 31, 2016, respectively, we maintained a full valuation allowance against our domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits.

Liquidity and Capital Resources
As of March 31, 2017, we had cash and cash equivalents of $28.9 million and short-term investments of $45.9 million. $73.0 million of our cash, cash equivalents and short-term investments were held within the United States.
In June 2012, we entered into the Revolving Credit Facility with Silicon Valley Bank which matures on March 31, 2019. We have been using the amount drawn under the Revolving Credit Facility for working capital and general corporate purposes. As of March 31, 2017, we had $20.0 million of outstanding debt, under the Revolving Credit Facility, and we were in compliance with all covenants under our loan agreement. See Note 4 to the Condensed Consolidated Financial Statements included in this Form 10-Q for more information about our debt.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(1,556)	$(3,322)
Net cash used in investing activities	(3,732)	(43)
Net cash used in financing activities	(151)	(988)
Net decrease in cash and cash equivalents	$(5,439)	$(4,353)
Operating Activities
We demonstrated positive cash flow in our third and fourth quarters of 2015 and our third quarter of 2016. However, we have historically experienced negative cash flows from operating activities as we continue to invest in our business. Our largest uses of cash from operating activities are for employee-related expenditures and purchases of finished products from our contract manufacturers. Our primary source of cash flows from operating activities is cash receipts from our channel partners. Our cash flows from operating activities will continue to be affected principally by the extent to which we grow our total revenue and our operating expenses, primarily in our sales and marketing and research and development functions, in order to grow our business.
For the three months ended March 31, 2017, cash used in operating activities was $1.6 million as a result of our net loss of $9.0 million, partially offset by non-cash charges of $4.4 million and a net change of $3.1 million in our net operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $3.6 million and depreciation and amortization expense of $0.8 million. The net change in our net operating assets and liabilities was primarily due to a $4.6 million decrease in accounts receivable, $1.0 million decrease in cash used for inventory purchases and a $0.1 million increase in accrued and other liabilities, partially offset by a $0.6 million increase in prepaid expenses and other current assets, a $0.9 million decrease in accounts payable and a $1.0 million decrease in deferred revenue. Our days sales outstanding, or DSO, was 54 days as of March 31, 2017, which we calculate by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter.
For the three months ended March 31, 2016, cash used in operating activities was $3.3 million as a result of our net loss of $12.5 million, partially offset by non-cash charges of $5.9 million and a net change of $3.3 million in our net operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $4.9 million and depreciation and amortization expense of $0.9 million. The net change in our net operating assets and liabilities was primarily due to a $1.9 million decrease in accounts receivable, a $1.0 million increase in deferred revenue as a result of an increase in sales of PCS and SaaS and an increase of $5.7 million in accrued liabilities, partially offset by an increase of $3.6 million in prepaid expenses and other current assets, an increase of $0.7 million in cash used for inventory purchases, a $0.7 million decrease in accounts payable and a $0.4 million increase in other assets. Our DSO was 47 days as of March 31, 2016.

Investing Activities
Our investing activities have primarily consisted of purchases of property and equipment, an investment in a privately held company and purchases and sales of marketable securities.
For the three months ended March 31, 2017, cash used in investing activities was $3.7 million, primarily attributable to cash used for purchases of marketable securities of $7.7 million, cash used for purchases of property and equipment of $0.2 million, relating primarily to manufacturing and research and development lab equipment, offset by maturities of marketable securities of $4.2 million.
For the three months ended March 31, 2016, cash used in investing activities was primarily attributable to purchases and maturities of marketable securities of $2.4 million and $4.2 million, respectively, cash used to purchase an investment in a privately held company of $1.5 million, and purchases of property and equipment of $0.3 million, relating primarily to manufacturing and research and development lab equipment.
Financing Activities
Our financing activities have primarily consisted of proceeds and repayments against our credit facility, proceeds from our employees' exercises of stock options and proceeds from our employee stock purchase plan offset by our repurchases of treasury shares.
For the three months ended March 31, 2017, cash used in financing activities was $0.2 million, primarily as a result of a $0.3 million of cash used to satisfy our estimate of minimum employee tax withholding requirements on vesting of restricted stock units, offset by $0.2 million in proceeds from our employees' exercises of stock options.
For the three months ended March 31, 2016, cash used in financing activities was $1.0 million, primarily as a result of a $0.8 million of cash used for repurchases of treasury shares and $0.3 million of cash used to satisfy our estimate of minimum employee tax withholding requirements on vesting of restricted stock units, offset by $0.1 million in proceeds from our employees' exercises of stock options.
Off-Balance Sheet Arrangements
Through March 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, short-term investments and our outstanding debt obligations. We had cash, cash equivalents and short-term investments of $74.8 million and $76.8 million as of March 31, 2017 and December 31, 2016, respectively. We held these amounts primarily in bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We have outstanding debt of $20.0 million as of March 31, 2017, consisting of our borrowing under our Revolving Credit Facility. The Revolving Credit Facility bears interest at a variable rate.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable-assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In February 2017, we indicated that we have taken actions to reduce our ongoing operating expenses that we believe positions us to achieve non-GAAP operating profitability at $45 million quarterly revenue. We may subsequently take actions which could raise or lower the level of quarterly revenue we would need to achieve non-GAAP profitability in any period. Nonetheless, we have a history of losses and we have never achieved profitability on a quarterly or annual basis, and we cannot predict with certainty whether or when we might be profitable in the foreseeable future, even at these revenue levels. We experienced net losses on a GAAP basis of $44.2 million, $36.9 million and $9.0 million for fiscal years 2015, 2016 and the three months ended March 31, 2017, respectively. As of March 31, 2017, our accumulated deficit was $236.5 million. We expect to continue to incur expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel: specifically, personnel costs relating to sales and marketing and engineering, and investments in channel and product development and support. As such, we may not control our expenses sufficiently to achieve operating profitability on a non-GAAP basis even if we achieve quarterly revenue in the indicated range. If we fail to increase our revenue and manage our cost structure, we may not achieve or sustain profitability in the future. Once achieved, we may not be able to sustain or increase our profitability, at all or at levels our investors or industry analysts expect, or we may choose to continue to make investments in our operations which we feel will promote long-term growth but which will reduce near-term profitability. This could also require us to continue to use available cash to support our investments and ongoing operations. As a result, our business and prospects, and how investors view and value our common stock, would be harmed.
It is difficult for us to evaluate our prospects and future financial results, which may increase the risk that we will not be successful.
It is difficult for us to forecast our future operating results. You should consider and evaluate our prospects in light of the risks and uncertainties frequently encountered by companies similarly with limited operating histories. These risks and difficulties include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to more mature companies with longer operating histories.
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
In addition, our planned expense levels depend in part on our expectations of future revenue. We may choose to increase levels of investment in areas such as R&D and sales and marketing, despite near-term fluctuations in revenue, in order to position us for continued growth. We also may reduce product prices in order to increase revenue growth and/or penetration of our products into targeted verticals. For example, in January 2017, we announced HiveManager Connect, a simplified version of HiveManager NG included as part of our new Aerohive Connect product line designed for customers with less complex connectivity-oriented requirements. Under the Aerohive Connect program, customers may purchase our entry-level access points, currently either the AP122 or AP130, at lower list prices. This program may reduce our revenue, or the rate of our revenue growth, as purchasers take advantage of the lower entry pricing for our products. In addition, it may be difficult and take time for us to adjust expenses sufficiently to compensate for a shortfall in revenue, even when we may anticipate the shortfall. In such instances, even a small shortfall or seasonal fluctuation in revenue could disproportionately and adversely affect our overall revenue, operating margin, operating results and use of cash for a given quarter.
Our operating results may also fluctuate due to a variety of other factors, both within and outside of our control and which we may not foresee, or which we may foresee but not effectively manage, including the changing and volatile domestic and international economic environments, and demand for our products in general and from any particular vertical which may be a target market for our products, and any of which may cause our operating results and stock price to fluctuate. In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include:

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

•	our ability to control operating expenses in order to achieve non-GAAP operating profitability in any particular quarterly period;

•
our ability to hire, train, develop, integrate and retain a sufficient number of skilled sales and engineering employees to support our continued growth, including, specifically, in Silicon Valley, Portland, Oregon and Hangzhou, China, and to replace turn-over of our employees in these functions and locations;

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

•
delay in development and availability of component parts needed for development and timely introduction of our next-generation products and product features and continued availability of legacy products at volumes we need to meet demand;

•	our ability to develop, increase and sustain sales capacity across all our sales territories;

•	changes in the competitive dynamics of our target markets, including new entrants, further consolidation and pricing trends which suggest commoditization of certain product segments;

•	variation in sales channels, product costs, prices or the mix of products we sell;

•	our contract manufacturers’ and component suppliers’ ability to meet our product demand forecasts on time, at acceptable prices, or at all, particularly with respect to our newer products;

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

•
our ability to successfully expand the suite of products we sell and services we offer to existing end-customers and channel partners, to timely introduce new product introductions and to manage the transition both of existing products and operating platforms and our end-customers to these new products and services, including timely transition of our end-customers to HiveManager NG, and to limit disruption to our end-customers’ ordering practices and the pricing environment for our legacy products and services while maintaining levels of revenue, gross margin and operating performance which we or our investors and analysts expect;

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

•
the continuing strength of the U.S. dollar relative to the currencies of the countries of our VADs or end-customers who purchase our products, or of our contract manufacturers or the component suppliers to our contract manufacturers, which may require us to reduce pricing for our products outside the United States in order to maintain sales and revenue performance, or raise the cost we must pay to our manufacturers for our products, resulting in either case in lower revenue and/or gross margins for those products;

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

The effects of these factors, individually or in combination, create unpredictability in our operating results, our ability to forecast those results and our ability to achieve those forecasts. As a result, you should not rely on our past results as an indication of our future performance and comparing our operating results on a period-to-period basis, or anticipating our future results based on our public forecasts, may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of our investors or financial analysts for any period. We may release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, based on management predictions, which are necessarily speculative in nature. Our guidance may vary, and has varied, materially from actual results. For example, on October 13, 2016, we provided preliminary revenue for our third quarter ending September 30, 2016 and a preliminary revenue outlook for our fourth quarter ending December 31, 2016, which we further discussed on our November 2, 2016 earnings call. Our third quarter revenue was below the estimates of financial analysts at that time, as was the revenue outlook we provided at that time for our fourth quarter. On February 14, 2017, we announced our revenue results for our fourth quarter of fiscal 2016, which was below the revenue outlook we had provided for the period in November 2016. Similarly, on February 11, 2015, we provided a guidance range for revenue for our first quarter ending March 31, 2015, which was below the estimates of financial analysts at that time. On April 13, 2015, we provided a revised lower guidance range for our revenue for the quarter. In each of these instances, we believe that lower-than-expected U.S. education business during the quarter were primary drivers of our lower revenue performance and outlook. If our revenue or operating results, or the rate of growth of our revenue or operating results, fall below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated revenue or earnings forecasts. Our failure to meet our own or other publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but fall short of analyst or investor expectations, could cause our stock price to decline and expose us to costly lawsuits, including securities class action suits. Such litigation against us could impose substantial costs and divert management’s attention and resources.
Our results are subject to quarterly seasonal variances, which make it difficult to compare or forecast our financial results on a quarter-by-quarter basis.
Our revenue fluctuates on a seasonal basis, which affects the comparability of our results between periods. For example, our total revenue has historically decreased from our fourth quarter to the first quarter of our next fiscal year due to seasonal buying patterns and budget cycles within both our education vertical and general enterprise end-customers. Demand in the education vertical tends to be weakest in the first and fourth quarters. However, we also historically have seen a sequential increase in end-of-year purchases by enterprise customers in our fourth quarter, which we believe is mainly due to an expectation to complete purchases within their calendar-year budget cycle. These seasonal variations are difficult to predict accurately and at times may be entirely unpredictable. In addition, the typical sequential expansion of our operating performance from the first quarter to the second quarter can create execution, delivery and product support challenges in subsequent quarters. Our ability to sustain that expansion in subsequent quarters, particularly in our less-developed sales territories, introduces additional risk into our business and our ability to accurately provide our own publicly stated revenue and earnings forecasts. In addition, we rely upon forecasts of end-customer demand to build inventory in advance of anticipated sales. We believe our seasonal business pattern has become more difficult to predict, making it more difficult for us to forecast product demand, inventory requirements and our financial results, including on a quarter-to-quarter basis. Moreover, part of our strategy is to increase our sales in non-education verticals, and if the mix of products we sell in any particular period changes the seasonal nature of our revenue may change in an unpredictable way, which could increase the volatility of both our financial results and stock price.
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
Part of our strategy depends upon expanding sales of our cloud-managed wireless networking, switching and routing products to medium and large enterprise headquarters, branch offices and teleworkers. We intend to continue to direct resources to improve HiveManager NG, our next-generation cloud-services platform, as the basis for data services and data analytics applications. Sales of such products, services and applications to enterprise end-customers typically require long sales cycles and are subject to price sensitivity. Moreover, many potential end-customers in the enterprise market have substantial network expertise and experience, which may require a more-costly and sophisticated marketing and sales strategy. It is unclear whether our end-customers will pay for data analytics or other SaaS services we expect to provide or, instead, require us to provide them as enhancements to our support offerings (at no cost to them or incremental revenue to us).

In January 2017, we announced HiveManager Connect, a simplified version of HiveManager NG included as part of our new Aerohive Connect product line designed for customers with less complex connectivity-oriented requirements. Under the Aerohive Connect program, customers may purchase access points, currently either the entry level AP122 or AP130, with a simplified version of HiveManager, and community/email based customer support, at lower list prices. This program may reduce our revenue, or the rate of our revenue growth, as purchasers take advantage of the lower entry pricing for our products. In addition, it is unclear whether our customers will choose the simplified Connect product offering, even at the lowest list prices offered, as an alternative to our current offering, or whether we will be able to manage the transition amongst our customers and in our market to our Connect offering.
If our competitors offer services or provide technologies or application platforms superior to our current cloud-managed platform, or the new products and services we introduce, alone or as part of a more-integrated offering or at reduced pricing, it would have a material adverse effect on our business, operating results and financial condition. As a result, demand for our products, services and applications may not continue to develop as we anticipate, or at all. In addition, if new customers do not purchase our Connect products, or having purchased our Connect products they do not also purchase subscriptions to our Select offering, or if our existing customers migrate toward Connect products without also continuing to purchase our Select-level services and support offerings, in each case at all or at the levels greater than we assume, our overall revenue, operating performance and margins could decline, perhaps significantly, making more difficult our ability to demonstrate growth and achieve profitability at expected revenue levels and the value of our stock could decline.
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

USAC also experienced significant administrative challenges during 2016 E-Rate cycle, that led them to extend the period for schools to submit Form 471 funding requests, and that led many schools to abandon their Form 470 bid requests or not submit their Form 471 funding requests in the first instance. Further, USAC continues to report significant delays in its ability to process and fund such requests during the 2016 funding cycle, causing the pace of release of approved funds and resulting availability of those funds to schools to be significantly lower than in 2015. For example, the Federal Communications Commission recently publicly acknowledged USAC's continuing management of the E-Rate program by letter dated April 18, 2017, noting serious and persistent flaws in critical E-Rate processes which have caused persistent delays in funding commitments to schools and libraries.

On October 13, 2016, we provided preliminary revenue for our third quarter ending September 30, 2016, and a preliminary revenue outlook for the fourth quarter ending December 31, 2016, which we discussed further on our November 2, 2016 earnings call. Our third quarter revenue and fourth quarter outlook were below the estimates of financial analysts at that time. On February 14, 2017, we announced our revenue results for our fourth quarter fiscal 2016, which were below the revenue outlook we had provided for the period in November 2016. We believe that the significantly slower pace of E-Rate funding approvals we experienced was one of the primary drivers of our weaker-than-expected order volume and lower revenue performance in the third quarter and lowered revenue outlook for our fourth quarter of our fiscal year 2016.

We expect these delays, deferrals and lower levels of E-Rate-funded transactions to continue into 2017. These are specific examples of the many factors which add additional uncertainty to our future revenue from our educational end-customers.
Our sales cycles often require significant time, effort and investment and are subject to risks beyond our control.
Our sales efforts can take several quarters, and involve educating our potential customers about the applications and benefits of our products, including the technical capabilities of our products and associated applications and services, and recruiting and developing our channel partners. We may experience slower-than-expected sales productivity in certain territories, especially in those where we experience turn-over. We continue to invest in these territories, but such further investment may take significant time and effort in order to realize growth. As we respond to turn-over, newly hired personnel may also require several quarters to gain experience and develop their territories before achieving capacities we have assumed in our sales forecasts. Sales to the education vertical are an important channel for us, and can involve an extended sales cycle. In addition, sales to our enterprise customers may also involve an extended sales cycle, and often initial purchases are small. Purchases of our products are also frequently subject to our end-customers’ budget constraints, multiple approvals, unplanned administrative processing and other risks and delays. Such end-customers, in particular larger enterprise customers, also may hesitate to place orders with us, instead preferring our larger and longer-established competitors. In addition, the evolving nature of the market may lead prospective end-customers to postpone their purchasing decisions pending resolution of wireless networking or other standards, or wait for adoption of technology developed by others. We pay our sales staff commissions upon receiving orders; however, we typically recognize revenue on products only after the products are shipped to end-customers, or not until certain other terms of sales are satisfied. As a result, some of the cost of obtaining sales, including manufacturing costs and expenses, may occur in a fiscal period prior to the fiscal period in which we may recognize revenue from the sale, which may cause additional fluctuations in our operating results and cash flows and balances from quarter to quarter.
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
Developing our products is challenging and involves substantial commitment of resources and significant development risk. Each phase in our product development presents serious risks of failure, rework or delay, any one of which could impact the timing and cost-effective development of products, and each of which could affect our ability to take advantage of a business opportunity or could jeopardize end-customer acceptance of the product. Compared to our larger and longer-established competitors, our ability to develop and timely deliver new products and product functionality is limited. We also have experienced in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. For example, we are currently developing and bringing to market the next-generation versions of our Wi-Fi products, including our .11ac “Wave 2” products, Ethernet switches and our HiveManager NG cloud-services platform providing cloud-delivered network management applications and on-premises network management, as well as supporting data structures, analytics and APIs. For example, in our third quarter of 2016, we introduced our AP550 access point, which features specifically designed for high-density and high performance requirements of enterprise environments. We also recently announced programs to develop new data analytics services and API platforms. These are complex technical undertakings and subject to many variables and risks of delay. For example, we announced in August 2015 that our Wave 2 .11ac products, which we had expected to be commercially available in the second half of 2015, would be delayed until the first quarter of 2016. This was due to limited availability in component parts that affected availability of our AP250 access point and the ability of our manufacturing partner and component suppliers to timely deliver sufficient quantities of this product consistent with our demand and sales forecasts. Similarly, our timeline to transition new and existing end customers to HiveManager NG and make our cloud-services platform and applications available to customers in either a subscription public cloud or on-premises private cloud deployment has been delayed and we are now targeting completion for late-2017. This development timeline has also delayed our ability to demonstrate full feature and functional compatibility of this platform across certain other products, including specifically our new switch products. This affected revenue from our switch products which we expected in the second half of our 2016 fiscal year.
If we fail to develop new products, product enhancements applications or services, or fail effectively to manage the transition of our end-customers to these new products, product enhancements, applications or services, or our end-customers or potential end-customers do not perceive our products, product enhancements, applications or services to have compelling technical or cost-based advantages, our business and prospects could be adversely affected, particularly if our competitors are able to introduce solutions at lower prices and/or with increased functionality. In addition, our introduction of new or enhanced products requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices, and ensure that new products can be timely delivered to meet our end-customers’ demand and to limit inventory obsolescence. For example, in January 2017, we announced HiveManager Connect, a simplified version of HiveManager NG included as part of our new Aerohive Connect product line designed for customers with less complex connectivity-oriented requirements. Under the Aerohive Connect program, customers may purchase access points, currently either the entry level AP122 or AP130, with a simplified version of HiveManager, and community/email based customer support, at lower list prices. This program may reduce our revenue, or the rate of our revenue growth, as purchasers take advantage of the lower entry pricing for our products. In addition, it is unclear whether new customers will purchase our Connect products, or having purchased our Connect products will also purchase subscriptions to our Select offering, or whether our existing customers will continue to purchase our Select-level services and support offerings, in each case at all or at the levels we assume. If our customers, both new and existing, choose the simplified and lower-priced Connect product offering, as an alternative to our current Select offering, we could see a shift in the mix of these product offerings, thus reducing overall revenue, gross margins and ability to achieve profitability. Further, after delivering new products we may identify and must then timely address performance issues as the products are used in the field in a particular environment or at scale which we could not replicate or did not anticipate during development. For example, we believe that we introduced our new HiveManager NG product to some of our larger and more complex customers before its feature set was able fully to address their requirements, which resulted in elongated sales cycles and reduced revenue opportunities, which specifically contributed to our lower revenue performance in the fourth quarter and our outlook for the first quarter of our fiscal year 2017. We believe that the lengthier sales cycle associated with our HiveManager NG offering, and its impact on our revenue opportunities and operating results will continue into 2017. Our end-customers may also defer decisions to purchase our existing products in anticipation of our expected release of a next-generation product. We also may not correctly anticipate customer interest in or demand for our data analytics services or API platforms, or our customers may expect that we provide these additional services as part of our existing product support (and at no cost to them or incremental revenue to us). If we do not carefully manage the timing of our new products or product feature releases, and effectively support the new products and product feature releases, we could interfere with our end-customers’ purchases and disrupt the pricing environment for our new and legacy products, which could drive down our revenues and operating margins.
As a result of these and other risks, we may not be successful in modifying our current products or introducing new products in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results and prospects would be materially harmed.
Our gross margin will vary over time and may decline in the future.
Our gross margin was 67.2% and 66.8% for the three months ended March 31, 2017 and 2016, respectively. Our gross margin will vary over time, may be difficult to predict and may decline in future periods. Our gross margin also varies across our product lines and, therefore, a change in the mix of products our end-customers purchase in any period would likely have a significant impact on our overall gross margin in the period. We may face additional competition for these products, either by introduction of new products by new or existing competitors, or by our end-customers using lower-priced products, including our own, which are becoming increasingly more sophisticated.
The exchange rate of the U.S. dollar relative to foreign currencies also continues to be strong, which may require us to reduce pricing for our products outside the United States in order to maintain sales and revenue performance, or incur higher manufacturing costs, each of which would lower gross margins for those products.
The market for wireless networking products is also characterized by rapid innovation and declining average sales prices as products mature in the market place. Even if we are successful in launching new products, competition may continue to increase in the market segments in which we compete, which would likely result in increased pricing competition. To retain our average gross margin, we are required to continuously update our products and introduce new products and reduce our manufacturing costs and expenses, and we could fail to accomplish this. In addition, the sales prices for our products and services may decline for a variety of reasons, including sales strategy, competitive pricing pressures, customer demand, discounts, a change in the mix of products and services we sell, including seasonal changes in our end-customers’ ordering practices, anticipation of the introduction of new products or services and decisions by end-customers to defer purchases, or promotional programs. For example, in January 2017, we announced HiveManager Connect, a simplified version of HiveManager NG included as part of our new Aerohive Connect product line. Under the Aerohive Connect program, customers may purchase access points at lower list prices. Larger competitors, such as Cisco/Meraki, Hewlett-Packard/Aruba, Brocade/Ruckus and Ubiquiti Networks, each with significantly greater financial, sales, engineering resources and/or more diverse product and service offerings, may reduce the price of their products or services that compete with ours or may bundle them with other products and services. If we do not similarly reduce our product manufacturing costs, or if we reduce our prices for such products or services in order to remain competitive, our gross margin and revenue will decline. Any such declines in our gross margins or revenue could have an adverse impact on the value of our common stock.
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
Part of our strategy is to target new industry verticals and geographies. Currently, we focus a significant portion of our business on the education and retail verticals, and to a lesser extent finance and healthcare, which may depend on developing new products targeted to such sectors. Specifically, we intend to invest in the development of data applications and analytics capabilities which we feel may be attractive to our end-customers, particularly in the retail vertical. In addition, we also plan to continue to expand to additional countries beyond those in which we currently operate. We also intend to invest in existing and new channel relationships to reach additional end-customers to further diversify our revenue base. Targeting new industry verticals and geographies and developing customized products, data applications and partnerships, including channel partners targeting these industry verticals and geographies, may be expensive, require us to attract, train, develop, integrate and retain qualified employees and key sales personnel, and increase our research and development costs, as well as our sales and marketing expenditures. We may need to develop new product features or target new market segments, which could divert resources and attention from our existing products and target markets. We must also further develop and make more productive relationships with our channel partners and our channel partners’ ability to effectively market, distribute and support our products, which require specific investments and additional dedicated resources. Because we have limited experience in developing and managing such channels and markets, we may not be successful in further penetrating certain geographic regions or reaching a broader customer base. Failure to develop or manage additional sales channels effectively would limit our ability to succeed in these markets and could adversely affect our ability to grow our business.
We announced in April 2015 a new relationship with Dell Inc., whereby Dell became a reseller of Aerohive’s Wi-Fi and cloud services. In February 2016, we announced a partnership with SYNNEX Corporation, as a value-added distributor of our products in the United States and Canada. To support these and other relationships, we will need to continue to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings, which could distract management’s attention and divert existing resources from our current business. We do not know if we will be successful in any of these efforts, or whether the level of success we achieve will justify the additional spending and specific investments and dedicated resources required. It will also take time for us to fully realize the benefits from our continued relationship with Dell. If our channel partners fail to effectively market, distribute and support our products, or if our channel strategy, or particular channel partner initiatives or investments, such as with Dell or others we may identify, are otherwise unsuccessful, our revenue performance and operating margin would be harmed, which could adversely affect the value of our common stock.
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
We grant our value-added distributors, or VADs, limited stock rotation rights, which could require us to accept stock back from a VAD’s inventory under certain circumstances. Under certain agreements, a VAD may have or retain a right to return a portion of products which the VAD, purchased typically within the prior six months. We typically recognize revenue upon shipment to the end-customer; however, if we are required to accept returns of obsolete or slower-moving inventory, our costs would increase and our operating results could be harmed. If our forecasts were inaccurate we could have higher costs, lower revenue or otherwise suffer adverse financial consequences, including holding obsolete or slower moving inventory.

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
Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply and timing. Any manufacturing or shipping disruption by these third parties could severely impair our ability to fulfill orders. If we are unable to manage effectively our relationships with these third parties, or if these third parties suffer delays suffer manufacturing disruptions for any reason, experience increased manufacturing lead-times, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery and quality purposes, our ability to ship products to our end-customers would be severely impaired and our reputation and our relationship with our channel partners and end-customers would be seriously harmed. Additionally, labor unrest or disruption to trade or the expected movement of our product could delay delivery of our products by third parties, or by us to our channel partners and end-customers, which could significantly delay revenue or increase our costs and in ways we cannot currently anticipate. Any natural disaster, political instability, disruption in labor or foreign relationships could also disrupt our relationships with our manufacturers or delay their ability to timely deliver our products.
Our original design manufacturers typically fulfill our supply requirements on the basis of individual orders. We also do not have long-term contracts with our third-party manufacturers that guarantee capacity, the continuation of particular pricing terms or the extension of credit limits. Accordingly, our third-party manufacturers are not obligated to continue to fulfill our supply requirements, which could result on short notice to us of supply shortages and increases in the prices we are charged for manufacturing services. In addition, as a result of global financial market conditions, natural disasters, labor disruption or other causes, it is possible that any of our manufacturers could experience interruptions in production, cease operations or alter our current arrangements. If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes, or on current or acceptable terms, we will be required to identify one or more acceptable alternative manufacturers.
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
We do not have currently identified and qualified other sources for certain of our components. If we lose any of these suppliers or licenses we could be required to transition to a new supplier or licensor, which could increase our costs, result in delays in the manufacturing and delivery and increase in the cost of our products or cause us to carry excess or obsolete inventory. Poor quality and delays in availability of any of the components in our products, including especially those with limited or sole sourcing, could also result in lost sales or lost sales opportunities. If the quality of the components does not meet our or our end-customers’ requirements, if we are unable to obtain components from our existing suppliers on commercially reasonable terms, or if any of our limited or solely sourced component suppliers ceases to remain in business or to continue to manufacture such components, we could be required to redesign our products in order to incorporate components or technologies from alternative sources. The resulting stoppage or delay in selling our products and the expense of securing and qualifying alternative sources or redesigning our products could result in significant manufacturing and development costs, delayed or lost sales opportunities and damage to customer relationships, which would adversely affect our reputation, business and operating results. For example, in August 2015, we announced that our AP250 and AP245X access points, which were our initial Wave 2 access point products, would not be commercially available until early 2016. This delayed release was due to delays in the products' development and the availability to us of a component part essential to our development and release of the products. Such as with the AP250 and AP245X access points, limited availability in component parts may affect the ability of our manufacturing partner and component suppliers to timely deliver sufficient quantities of this product to meet our demand and sales forecasts. There is a risk that existing or potential customers (including customers in our important education vertical) may elect not to purchase our products or defer purchases they otherwise would make of our products.
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
For example, we announced in April 2015 a new relationship with Dell Inc., whereby Dell became a reseller of Aerohive’s Wi-Fi and cloud services. In February 2016, we announced a partnership with SYNNEX Corporation as a value-added distributor of our products in the United States and Canada. To support these and other relationships, we are continuing to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings. It will take time for us to fully realize the benefits from these investments, including, specifically from our continued relationship with Dell. If we fail to maintain relationships with our channel partners, fail to develop new relationships with other channel partners, including in new markets, fail to manage, train or incentivize existing channel partners effectively, fail to provide channel partners with competitive products on attractive terms, or if these channel partners are not successful in their sales efforts, our revenue may decrease and our operating results could suffer.
Our products are subject to U.S. export controls; where we fail to comply with these laws, we could suffer monetary or other penalties.
Our products are subject to U.S. export controls, specifically the Export Administration Regulations, and economic sanctions enforced by the Office of Foreign Assets Control. We incorporate standard encryption algorithms into our products, which, along with the underlying technology, we may export outside of the United States only with the required export authorizations, including by license, license exception or other appropriate government authorizations. Each of these authorizations may require us to file an encryption registration and classification request. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions. We take precautions to prevent our products and services from being exported in violation of these laws, and in many instances, we rely on our channel partners, in particular our VAD, VAR and MSP partners, to assure compliance when selling, distributing and/or using our products outside the United States. In certain instances, we have shipped encryption products prior to obtaining the required export authorizations and/or submitting the required requests, including a classification request and request for an encryption registration number. As a result, we previously filed a Voluntary Self Disclosure with the U.S. Department of Commerce’s Bureau of Industry and Security concerning these violations. A repeat of these past instances could result in monetary or other penalties assessed against us. Additionally, even though we take precautions to ensure that our channel partners comply with all relevant regulations, any failure by our channel partners to comply with such regulations could have negative consequences for us, including reputational harm, government investigations and penalties and interruptions in our ability to distribute and sell our products.

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
As a public company, we are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, to diligence, disclose and annually report whether our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. We have incurred and will continue to incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities and we expect to incur additional costs in the future to comply with these disclosure requirements. We do not choose or contract directly with the component parts providers and do not have contracts with these component parts suppliers. We rely, instead, on our manufacturing partners to select, source, diligence and report to us the component parts within our products. This absence of any relationship between us and the component suppliers makes significantly more difficult our ability to determine and report whether our products contain conflict minerals. Consequently, we may face reputational harm if our channel partners incorrectly determine or report whether certain of our products contain minerals not determined to be conflict-free or if we are unable to alter our products, processes or sources of supply to avoid use of such materials.
Our products incorporate complex technology and may contain defects or errors. We may become subject to warranty claims, product returns, product liability and product recalls as a result, any of which could cause harm to our reputation, impose costs and increase expenses, expose us to liability and adversely affect our business.
Our products incorporate complex technology and must support a wide variety of devices and new and complex applications in a variety of environments that use different wireless networking communication industry standards. Our products have contained, and may contain in the future, undetected defects or errors or may not perform as we expect in certain environments. We may discover some errors in our products only after a product has been installed and used by end-customers. These issues are most prevalent when we introduce new products into the market or, once introduced, when the products experience significant loads in actual use environments or at scale which we could not create or did not anticipate during development. We have delayed and may in the future delay the introduction of our new products due to such defects and errors. Since our products contain components that we purchase from third parties, we also expect our products to contain latent defects and errors from time to time related to those third-party components.

Defects and errors may also cause our products to be vulnerable to security attacks. The techniques used by computer hackers to access or sabotage networks are becoming increasingly sophisticated, change frequently and generally are not recognized until after they have been launched against a target. As we increasingly collect, store, analyze, use and transmit data, and provide data analytics solutions to our end-customers, these risks become more significant to us. We may be unable to anticipate these techniques or provide a solution in time to protect our and our end-customers’ networks. In addition, we might not be able to timely develop and provide updated products and software to our end-customers, thereby leaving our end-customers vulnerable to attacks. Finally, if our employees, or others who have access to end-customer data, misuse this information, our reputation would be harmed and we could be subject to claims for damages.
Real or perceived defects or errors in our products could result in claims to return product or that we reimburse losses that our end-customers or channel partners sustain and we may be required, or may choose for customer or partner relations or other reasons, to expend additional resources in order to help correct the problem, including incurring additional warranty and repair costs, process management costs and costs associated with remanufacturing our inventory. We typically offer a limited warranty on our Wi-Fi access points and other products. We also provide certain service commitment guarantees for our cloud-managed platform, pursuant to which our end-customers may receive service credits in connection with service outages. Liability limitations in our standard terms and conditions of sale may not be enforceable under some circumstances or may not fully or effectively protect us from claims and related liabilities and costs. In addition, regardless of the party at fault, errors of these kinds which would divert the attention of our engineering personnel from our product development efforts, damage our reputation and the reputation of our products, cause significant customer relations problems, and can result in product liability claims. We do not maintain insurance which would protect against many of these types of claims associated with the use of our products. Even where claims ultimately are unsuccessful we may have to expend funds in connection with litigation, including on behalf of our end-customers and channel partners, and divert management’s time and other resources. We also may incur costs and expenses relating to a recall of one or more of our products. The process of identifying and recalling products that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our end-customers and channel partners and significant harm to our reputation. The occurrence of any of these problems could result in substantial costs to us and the delay or loss of market acceptance of our products and could adversely impact our business, operating results, reputation and financial condition.
The loss of key personnel or an inability to attract, retain and motivate qualified personnel may impair our ability to expand our business.
Our success is substantially dependent upon the continued service and performance of our senior management team and other key personnel, including, in particular, David K. Flynn, who is our Chief Executive Officer. Our employees, including our senior management team, are at-will employees, and therefore may terminate employment with us at any time with no advance notice. The loss of members of our senior management team or other key personnel, whether through resignation, illness, disability or death, or the failure to attract replacement personnel, as needed, or the transition of newly hired senior management may significantly delay or prevent the achievement of our business objectives. In addition, if any of our executives or other key employees were to join a competitor or form a competing company, we could lose customers, suppliers, know-how and key personnel and our business and product strategies and capabilities could be at risk and subject to disclosure, including to our competitors.

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
We derive a significant portion of our revenue from end-customers and channel partners outside the United States. For the three months ended March 31, 2017 and 2016, we attributed 39% and 43%, respectively, of our revenue to our international end-customers and channel partners. As of March 31, 2017, approximately 42% of our full-time employees were located outside of North America, with 23% located in China. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will continue to require significant management attention and our financial investment.
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
Our growth strategy depends in part on our ability to expand our operations in emerging markets, including Asia Pacific, the Middle East and Africa, and Latin America. However, some emerging markets have greater political, economic and currency volatility, and greater vulnerability to infrastructure and labor disruptions than more-established markets. In many countries outside of the United States, particularly those with emerging economies, it may be common for others to engage in business practices prohibited by laws and regulations with extraterritorial reach, such as the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act, or other local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials, including in connection with obtaining permits or engaging in other actions necessary to do business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition and results of operations.
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
We generally conduct our international operations through wholly owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. We may not have adequate reserves to cover such a contingency.
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
Our business depends on the overall demand for wireless network technology and on the economic health and general willingness of our current and prospective end-customers to purchase our products. The conditions in the United States and global economies are volatile and if they deteriorate our business, operating results and financial condition may be harmed. In particular, we do not know whether spending on wireless network technology will increase or decrease in the future, or at what rate.
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
Our cash, cash equivalents and short-term investments were $74.8 million as of March 31, 2017, which we held as money market funds, U.S. treasury securities, commercial paper and investment-grade corporate debt with Moody's and S&P ratings of A-/A3 or better. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Any deterioration in the U. S. and global credit and financial markets could cause losses or significant deterioration in the value of our cash, cash equivalents or possible investments. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents and possible investments, which may affect our ability to fund future obligations. Further, unless and until the current U.S. and global political, credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our business, operating results and financial condition.
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
Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. Our information technology and infrastructure may be vulnerable to persistent threats, penetration or attacks by computer programmers and hackers, software bugs or other technical malfunctions, or other disruptions. Due to our business model and the location of some of our development centers, we have faced and are likely to face threats that target both our internal systems and our products and data analytics solutions, which, in turn, may threaten our end-customers' networks, devices, applications and data. In addition, our employees could breach our data security measures and misuse such data or other information, whether through error or misconduct. Any such data security incident, whether external or internal in origin, could compromise our networks, including our cloud-managed platform, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be improperly accessed, publicly disclosed, lost or stolen, which could subject us to liability to our end-customers, suppliers, channel and business partners and others, and cause us reputational and financial harm. Additionally, an effective attack on our systems, products or data analytics solutions could disrupt their proper functioning, allow unauthorized access to sensitive, proprietary or confidential information of ours or of our end-customers, disrupt or temporarily interrupt customers' networking traffic, or cause other destructive outcomes, including the theft of information sufficient to engage in fraudulent financial transactions or compromise other sensitive information. Because the techniques used by computer programmers and hackers, many of whom are highly sophisticated and well-funded, to access or sabotage networks change frequently and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. This could delay our response or the effectiveness of our response and impede our sales, manufacturing, distribution or other critical functions and ability to limit our exposure to third-party claims and potential liability. If any of these types of data security incidents were to occur or to be believed to have occurred, or if we were unable to timely respond to protect sensitive data or other proprietary or non-public data, our relationships with our business partners and end-customers could be materially damaged, our reputation and brand could be materially harmed, use of our solutions could decrease, and affected partners, end-customers or government authorities could initiate legal or regulatory action against us in connection with such incidents, which could cause us to incur significant expenses and liability or could result in orders, judgments, or consent decrees forcing us to modify our business practices. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web-based products and data analytics solutions we offer, and as we operate in more countries.
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

We will continue to increase our investment in our channel partners and value-added distributors, and expect the level of our revenue to be delivered through those partners and distributors to increase as well. While utilizing our channel partners and distributors to a greater degree as a source of our revenue may reduce the credit risk we would otherwise have through direct sales to individual end-customer transactions, it increases our overall credit risk to these individual partners and distributors. We attempt to monitor periodically the business conditions of our partners and distributors. However, we may not fully understand or be able to anticipate at any time difficult financial or market conditions that could affect or undermine their credit worthiness and ability to meet their obligations to us. This is particularly true for our partners located outside the United States and those who do not provide a level of financial reporting or disclosure consistent with U.S.-reporting companies. In the event one or more of these channel partners and distributors were to experience financial difficulties, slow their payments or default entirely on their obligations to us this could have a material effect on our revenue and overall business.
Our debt obligations contain restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial conditions.
On June 21, 2012, we entered into a revolving credit facility with Silicon Valley Bank, which we refer to, as amended, as our Revolving Credit Facility. As of March 31, 2017, we have $20.0 million drawn under the Revolving Credit Facility.
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
Our main competitors include general networking infrastructure vendors, such as Cisco/Meraki, Hewlett-Packard/Aruba Networks and Arris Group/Ruckus Wireless, and others, such as Ubiquiti Networks, whose broad networking portfolios may include enterprise mobility solutions they have developed or acquired or may acquire in the future. In addition, Cisco and Apple announced in August 2015 a collaboration to improve the performance and experience of Apple iOS-based products when used on Cisco networks and operating systems. Such vendors have significant sales and engineering resources and, along with the relationships they have formed, can offer customers and resellers a broader or more compelling portfolio of products and platform solutions than we can offer, which some customers may prefer, and can use their broader offerings to provide additional financial and technical incentives for customers to purchase their products. These companies may also expand their product offerings over time and, through such partnerships and acquisitions and with greater resources, are able more effectively and opportunistically to target emerging markets or market opportunities, becoming more difficult competitors for us. They are also able to develop broader suites of products, and provide a complete and integrated wired and wireless solution may be preferable to our end-customers. We expect competition to intensify in the future as companies introduce new products into our markets, consolidate or broaden their product offerings or from partnerships or collaborations, including amongst our competitors and partners, which expand the breadth and compatibility of their product offerings. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, our market share, any of which would likely seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, or if we are unable to differentiate our products and services successfully from those of our competitors, including our total cost of ownership, there could be a material and adverse effect on our competitive position, revenue and prospects for growth.
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
There has been a trend toward industry consolidation in our markets for several years as companies attempt to strengthen or hold their market positions in an evolving industry, and as companies are acquired or are unable to continue operations. Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they individually had offered. For example, in November 2012, Cisco Systems acquired Meraki Networks. In 2014, Juniper Networks announced that it was exiting its wireless networking business as part of a strategic partnership with Aruba Networks. In April 2014, Zebra Technologies announced that it would buy the enterprise business of Motorola Solutions, which Zebra later sold to Extreme Networks in September 2016. In March 2015, Hewlett-Packard announced that it would acquire Aruba Networks. In July 2015, Fortinet, Inc. completed its acquisition of Meru Networks. Cisco and Apple announced in August 2015 a collaboration to improve the performance and experience of Apple iOS-based products when used on Cisco networks and operating systems. In October 2015, Ruckus announced its acquisition of CloudPath Networks, a provider of Wi-Fi onboarding technology. In April 2016, Brocade announced its acquisition of Ruckus. Brocade subsequently sold its Ruckus business unit to the Arris Group. In April 2017, Riverbed Technology announced its acquisition of Xirrus Networks. Such or similar consolidation or strategic partnerships may continue in the future. The companies or alliances resulting from these possible consolidations may create more compelling or bundled or integrated product platforms, bringing together unified product, security and application offerings, as well as being able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, channel coverage, technology or product functionality. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized technology companies such as ourselves and, consequently, customers’ willingness to purchase from us. Such greater resource and operating histories of our larger and longer-established competitors may be particularly important to our larger enterprise customers when choosing our or a competing production solution. In addition, companies that are our strategic alliance or channel partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors, with more efficient cost structures that are better able to compete as sole-source vendors for our end-customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results and financial condition.
Demand for our products and services depends in part on the continued growth of the industries in which we participate, as well as our ability to diversify into other verticals, and the failure of these industries to expand or of our ability to diversify our revenue opportunities, could harm our operating results.
We currently target K-12 and higher education, retail and distributed enterprise end-customers, and we sell into verticals such as finance, healthcare, manufacturing, utilities, telecom, state and local government, transportation, legal, accounting, architecture, engineering and construction. In the event, any of the specific sectors we target fails to expand on wireless networking, or slows the rate of their spending, our operating results could be harmed. For example, the education sector is faced with limited resources to spend on technology purchases. In North America, the U.S. government's E-Rate program starting on July 1, 2015 was expected to continue to provide a significant portion over the next several years of the funding used by schools to purchase our solutions. If this sector does not continue to expand expenditures on technology in general, or the rate of funding slows or is delayed, our business could be harmed. If the E-Rate program is discontinued or receives a lower level of funding than we expect, or the share of funding our end-customers secure or direct toward purchasing our products is lower than we expect, our business could also be harmed.
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
Software subscription and services revenue, consisting of sales of new or renewal subscription and support and maintenance contracts, accounts for a significant portion of our revenue, comprising 26% and 19% of our total revenue for the three months ended March 31, 2017 and 2016, respectively. Our service revenue may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our offerings, the prices, pricing and changes in the scope of our offerings, the prices of products and services offered by our competitors and reductions in our end-customers’ spending levels. We are developing and implementing systems to enable us better to track and timely identify renewal opportunities. If our sales of new or renewal subscription and support and maintenance contracts decline, or we are not able to manage efficiently increased support transaction volumes, including renewals, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one, three or five years. As a result, much of the service revenue we report each fiscal quarter is the recognition of deferred revenue from service contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully reflected in revenue in that fiscal quarter but will continue to negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time and the associated revenue we recognize could be lower in any particular quarter.
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
We protect our proprietary information and technology through licensing agreements, third-party nondisclosure agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the United States and similar laws in other countries. As of March 31, 2017, we held 33 patents issued and 51 applications pending in the United States (as well as certain foreign equivalents issued and applications pending outside the United States).
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
The trading price of our common stock has fluctuated substantially. From the date of our initial public offering in March 2014 through March 31, 2017, the high and low trading price for our common stock as reported by the New York Stock Exchange ranged between a high of $12.23 and a low of $3.43. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock, since you might not be able to sell your shares at or above the price you paid.
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
The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Our industry has experienced significant consolidation recently, and the prices paid in such consolidations and the performance of such acquisitions could have a significant impact how analysts and investors view our stock and the price such investors are willing to pay. For example, in April 2016, Brocade announced its acquisition of Ruckus Wireless, one of our competitors. Brocade subsequently sold its Ruckus business unit to the Arris Group. What prices buyers paid in these or other similar transactions could have a significant and negative affect on our stock price or what a potential buyer would be willing to pay for our stock. In addition, if our revenue or operating results, or the rate of growth of our revenue or operating results, fall below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur and result in litigation against us even when we have met our own or other publicly stated revenue or earnings forecasts, and substantial costs and a diversion of our management’s attention and resources.
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
Our directors and executive officers, and stockholders holding more than 5% of our common stock and their affiliates, but excluding stockholders and affiliates holding between 5% and 10% of our common stock not affiliated with any of our officers or directors (and who do not otherwise possess any other indicia of control with respect to our company), beneficially owned, in the aggregate, as of December 31, 2016, approximately 21.9% of our outstanding common stock based on the number of shares outstanding as of December 31, 2016. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit our stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
A small number of stockholders hold a substantial share of our common stock and their sales could increase the volatility of our stock price.
A small number of stockholders currently each hold more than 5% of our common stock. These stockholders include certain of our directors and executive officers, and their affiliates, but also stockholders with no affiliation with our company. The average daily trading volume in our stock is limited and any sales of our common stock by any of these stockholders (or, in the case where such stockholders are investment funds, distribution of our stock to their investors and their subsequent sale), could significantly increase trading volatility in and significantly lower the market price of our common stock, regardless of our actual operating performance.
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

•
our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder or holders controlling a majority of our common stock would not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the Board, the chair of the Board, the chief executive officer or the president;

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
In February 2016, our board of directors authorized a stock repurchase program. Under the program, we are authorized to repurchase shares of our common stock for an aggregate purchase price of up to $10 million. As of March 31, 2017, we had repurchased under this program 364,627 shares of our common stock at a total price of $2.1 million. Although our board of directors authorized the program, we are not obligated to repurchase any minimum or specific number or dollar amount of shares. In addition, we may suspend or terminate the program at any time before its expiration as of June 30, 2017. Under the program, we may purchase shares of our stock from time to time, in the open market or through private transactions, subject to market conditions, in compliance with applicable state and federal securities laws. However, the timing and number of our share repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities available to us. We may also choose to defer or limit repurchases given other uses of our cash or our desire to preserve cash balances. In addition, our repurchases of common stock could affect the market price of our common stock or increase its volatility. For example, the existence of a share repurchase program could cause our share price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. We also cannot assure that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchase our stock, and short-term stock price fluctuations could reduce the program’s effectiveness.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of May 2017.

AEROHIVE NETWORKS, INC.

By:	/s/ David K. Flynn
David K. Flynn
President and Chief Executive Officer

AEROHIVE NETWORKS, INC.

By:	/s/ John Ritchie
John Ritchie
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description of Document

10.1		2006 Global Share Plan, as amended effective April 1, 2017.
10.2		2014 Equity Incentive Plan, as amended effective April 1, 2017.
10.3		First Amendment dated as of March 21, 2017, to Amended and Restated Loan and Security Agreement, dated as of February 18, 2016, by and between the Company and Silicon Valley Bank.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

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