Form 10-Q
period 2017-06-30
AEROHIVE NETWORKS, INC
filed 2017-08-02
CIK 1372414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨ ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.001, outstanding as of July 28, 2017, was 53,873,669.

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

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AEROHIVE NETWORKS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,619	$34,346
Short-term investments	45,613	42,408
Accounts receivable, net of allowance for doubtful accounts of $27 and $61 as of June 30, 2017 and December 31, 2016, respectively	22,929	26,190
Inventories	14,982	12,629
Prepaid expenses and other current assets	7,128	6,289
Total current assets	125,271	121,862
Property and equipment, net	7,638	9,008
Goodwill	513	513
Other assets	5,375	5,100
Total assets	$138,797	$136,483
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,663	$10,762
Accrued liabilities	9,014	9,300
Debt, current	—	20,000
Deferred revenue, current	32,954	31,727
Total current liabilities	56,631	71,789
Debt, non-current	20,000	—
Deferred revenue, non-current	34,957	34,177
Other liabilities	1,795	1,829
Total liabilities	113,383	107,795
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share - 25,000,000 shares authorized as of June 30, 2017 and December 31, 2016; no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, par value of $0.001 per share - 500,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 53,871,669 and 52,245,252 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	54	52
Additional paid–in capital	268,929	258,063
Treasury stock - 573,406 and 364,627 shares as of June 30, 2017 and December 31, 2016, respectively	(3,159)	(2,139)
Accumulated other comprehensive loss	(38)	(31)
Accumulated deficit	(240,372)	(227,257)
Total stockholders’ equity	25,414	28,688
Total liabilities and stockholders’ equity	$138,797	$136,483
See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Product	$32,046	$39,536	$58,916	$71,992
Subscription and support	10,254	8,095	19,735	15,767
Total revenue	42,300	47,631	78,651	87,759
Cost of revenue (1):
Product	10,616	12,413	19,352	22,852
Subscription and support	3,153	3,050	6,329	5,953
Total cost of revenue	13,769	15,463	25,681	28,805
Gross profit	28,531	32,168	52,970	58,954
Operating expenses:
Research and development (1)	9,222	10,562	18,772	20,772
Sales and marketing (1)	17,420	21,322	34,859	42,390
General and administrative (1)	5,489	7,725	11,786	15,620
Total operating expenses	32,131	39,609	65,417	78,782
Operating loss	(3,600)	(7,441)	(12,447)	(19,828)
Interest income	164	117	304	236
Interest expense	(147)	(110)	(277)	(236)
Other income (expense), net	(93)	90	(178)	106
Loss before income taxes	(3,676)	(7,344)	(12,598)	(19,722)
Provision for income taxes	197	68	294	213
Net loss	$(3,873)	$(7,412)	$(12,892)	$(19,935)
Net loss per share, basic and diluted	$(0.07)	$(0.15)	$(0.24)	$(0.40)
Weighted-average shares used in computing net loss per share, basic and diluted	53,175,684	49,798,994	52,808,412	49,467,667

(1) Includes stock-based compensation as follows:
Cost of revenue	$276	$321	$547	$593
Research and development	1,065	1,366	1,753	2,711
Sales and marketing	1,501	2,063	2,795	3,831
General and administrative	1,602	1,704	2,902	3,215
Total stock-based compensation	$4,444	$5,454	$7,997	$10,350
See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(3,873)	$(7,412)	$(12,892)	$(19,935)
Unrealized gain (loss) on available-for-sale investments, net of tax	(1)	7	(7)	81
Comprehensive loss	$(3,874)	$(7,405)	$(12,899)	$(19,854)
See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(12,892)	$(19,935)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,631	1,795
Stock-based compensation	7,997	10,350
Other	(30)	224
Changes in operating assets and liabilities:
Accounts receivable, net	3,261	(6,669)
Inventories	(2,353)	(3,877)
Prepaid expenses and other current assets	(839)	(4,470)
Other assets	(275)	(202)
Accounts payable	4,105	1,095
Accrued liabilities	(289)	5,097
Other liabilities	53	226
Deferred revenue	2,007	4,137
Net cash provided by (used in) operating activities	2,376	(12,229)
Cash flows from investing activities
Purchases of property and equipment	(466)	(735)
Maturities of short-term investments	18,600	11,400
Purchases of short-term investments	(21,782)	(4,592)
Investment in privately held company	—	(1,500)
Net cash provided by (used in) investing activities	(3,648)	4,573
Cash flows from financing activities
Proceeds from exercise of vested stock options	709	353
Proceeds from employee stock purchase plan	2,390	2,890
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(451)	(540)
Payment to repurchase common stock	(1,020)	(1,451)
Payment on capital lease obligations	(83)	—
Net cash provided by financing activities	1,545	1,252
Net increase (decrease) in cash and cash equivalents	273	(6,404)
Cash and cash equivalents at beginning of period	34,346	45,741
Cash and cash equivalents at end of period	$34,619	$39,337
Supplemental disclosure of cash flow information
Income taxes paid	$175	$391
Interest paid	$267	$249
Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment purchases	$—	$1,987
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
The Company has offices in North America, Europe and Asia Pacific and employs staff around the world.
Basis of Presentation and Consolidation
The Company prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"), which includes the accounts of Aerohive Networks, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts the Company reported in the consolidated financial statements and accompanying notes. Those estimates and assumptions include, among others, the best estimate of selling price ("BESP") of product, software and support services, determination of fair value of stock-based awards, inventory valuation, accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions, allowance for sales reserves, allowance for doubtful accounts, and warranty costs. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As the Company, cannot determine future events and their effects with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the consolidated financial statements.
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
Recently Adopted Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2015-11, Simplifying the Measurement of Inventory, which replaced the lower of cost or market test with the lower of cost or net realizable value test. The Company adopted this standard in the first quarter of fiscal 2017 with January 1, 2017 being the effective date of adoption. The adoption of this standard had no impact on the Company's consolidated financial statements for the periods presented and any prior periods.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted this standard in the first quarter of fiscal 2017 with January 1, 2017 being the effective date of adoption. This standard eliminates the requirement to delay the recognition of excess tax benefits until they reduce current taxes payable.

Under this standard, previously unrecognized excess tax benefits shall be recognized on a modified retrospective basis. However, as of January 1, 2017, this had no impact on our accumulated deficit as the related U.S. deferred tax assets were fully offset by a valuation allowance. Additionally, the Company elected to account for forfeitures as they occur rather than estimate expected forfeitures using a modified retrospective transition method. Accordingly, the Company recorded a cumulative-effect adjustment of $0.2 million to accumulated deficit as of January 1, 2017. Further, ASU 2016-09 requires excess tax benefits to be presented as a component of operating cash flows rather than financing cash flows. We elected to adopt this requirement prospectively and accordingly, prior periods have not been adjusted. Excess tax benefits were not material for all periods presented. The adoption of this standard did not have a material impact on the condensed consolidated financial statements for the three and six months ended June 30, 2017.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which provides guidance to decrease the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company does not currently anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.
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
The percentages of revenue from a consolidated group of entities (VAD A) and from an individual entity (VAD B) greater than 10% of total consolidated revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
VAD A	13.9%	13.9%	14.4%	13.6%
VAD B	18.2%	12.6%	18.8%	*

* Less than 10%

The percentages of receivables from VAD A and individual entities (VAD B and VAD C) greater than 10% of total consolidated accounts receivable were as follows:

	June 30,	December 31,
	2017	2016
VAD A	19.8%	22.4%
VAD B	15.5%	14.4%
VAD C	12.3%	15.3%

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
The Company classified its cash equivalents and short-term marketable investments within Level 1 and Level 2 in the fair value hierarchy as of June 30, 2017 and December 31, 2016, respectively. Level 1 assets include highly liquid money market funds that are included in cash and cash equivalents. The Company generally classifies these instruments within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. Level 2 assets include U.S. treasuries, corporate securities, agency securities and commercial paper. The Company classifies these instruments as short-term investments unless their maturities are three months or less when purchased, in which case the Company includes them in cash and cash equivalents. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency, which the Company obtains from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets.
As of June 30, 2017, the Company held an investment in a privately held company, which the Company classified as a Level 3 investment in the fair value hierarchy (Note 3).

The components of the Company’s Level 1 and Level 2 assets are as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cash equivalents	Short-term investments
	(in thousands)
Level 1:
Money market funds	14,249	—	14,249	14,249	—
	$14,249	$—	$14,249	$14,249	$—
Level 2:
U.S. treasuries	22,507	(27)	22,480	—	22,480
Corporate securities	13,174	(11)	13,163	—	13,163
U.S. agency securities	5,991	—	5,991	2,995	2,996
Commercial paper	8,971	—	8,971	1,997	6,974
	$50,643	$(38)	$50,605	$4,992	$45,613
Total	$64,892	$(38)	$64,854	$19,241	$45,613

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cash equivalents	Short-term investments
	(in thousands)
Level 1:
Money market funds	25,244	—	25,244	25,244	—
	$25,244	$—	$25,244	$25,244	—
Level 2:
U.S. treasuries	22,516	(19)	22,497	—	22,497
Corporate securities	7,353	(12)	7,341	—	7,341
Commercial paper	12,570	—	12,570	—	12,570
	$42,439	$(31)	$42,408	$—	42,408
Total	$67,683	$(31)	$67,652	$25,244	$42,408
All Level 1 and 2 short-term investments the Company held as of June 30, 2017 and December 31, 2016, contractually mature within one year from these respective dates.
Unrealized gains and losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, the Company does not intend to sell, and it is not more likely than not that the Company would be required to sell, these investments before recovery of their cost basis. As a result, there was no other-than-temporary impairment for these investments as of June 30, 2017 and December 31, 2016.
3. CONSOLIDATED BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Deferred sales commissions, current portion	$3,281	2,932
Prepaid expenses	2,731	2,032
Other	1,116	1,325
Total prepaid expenses and other current assets	$7,128	$6,289

Property and Equipment, net
Property and equipment, net consists of the following:

		June 30,	December 31,
	Estimated Useful Lives	2017	2016
		(in thousands)
Computer and other equipment	3 years	$1,902	$1,920
Manufacturing, research and development laboratory equipment	3 years	4,540	4,314
Software	2 to 5 years	8,217	8,217
Office furniture and equipment	3 to 7 years	2,053	2,070
Leasehold improvements	shorter of useful life or lease term	1,008	1,008
Property and equipment, gross		17,720	17,529
Less: Accumulated depreciation and amortization		(10,082)	(8,521)
Property and equipment, net		$7,638	$9,008
The software category includes the capitalized internal-use software for the Company's cloud service platform. In April 2015, the Company completed and launched the next generation of its cloud services platform, and began to amortize these capitalized costs to cost of subscription and support revenue on a straight-line basis over an estimated useful life of the software of five years.
Depreciation and amortization expense was $0.8 million and $0.9 million for the three months ended June 30, 2017 and 2016, respectively, and $1.6 million and $1.8 million for the six months ended June 30, 2017 and 2016, respectively.
Office furniture and equipment classified under capital lease was $1.2 million at June 30, 2017 and December 31, 2016 respectively, and the related accumulated depreciation was $0.3 million and $0.2 million at June 30, 2017 and December 31, 2016 respectively.
Other assets
Other assets consist of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Deferred sales commissions, non-current portion	$3,338	$3,115
Investment in privately held company	1,500	1,500
Other	537	485
Total other assets	$5,375	$5,100
In January 2016, the Company paid $1.5 million in cash to purchase a convertible note issued by a privately held company, which provides Wi-Fi application and analytics. In June 2017, the convertible note and accrued interest on the note converted into shares of preferred stock of the privately held company and the note was cancelled. The accrued interest on the note was immaterial for any period. The Company currently has no significant voting rights, investor rights or influence over the privately held company. Since the investment has no readily determinable market value, the Company has categorized it as a Level 3 asset in the fair value hierarchy. As of June 30, 2017, the investment is carried at the value of original principal and the Company reviews such carried value quarterly for indicators of other-than-temporary impairment. The Company did not recognize an impairment for the three months ended June 30, 2017 and 2016, respectively, as there were no identified events or changes in circumstances that might have a significant adverse impact on the carrying values of the investment. Since the Company does not intend to liquidate this investment in the next 12 months, the Company has classified the investment as other assets on the condensed consolidated balance sheet.

Accrued Liabilities
Accrued liabilities consist of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Accrued compensation	$7,417	$7,230
Accrued expenses and other liabilities	1,022	1,445
Warranty liability, current portion	575	625
Total accrued liabilities	$9,014	$9,300
Deferred Revenue
Deferred revenue consists of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Products	$1,774	$1,220
Subscription and support	66,137	64,684
Total deferred revenue	67,911	65,904
Less: current portion of deferred revenue	32,954	31,727
Non-current portion of deferred revenue	$34,957	$34,177
Warranty Liability
The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Beginning balance	$857	$997	$975	$978
Charges to operations	230	199	351	373
Obligations fulfilled	(142)	(103)	(339)	(207)
Changes in existing warranty	(15)	(59)	(57)	(110)
Total product warranties	$930	$1,034	$930	$1,034
Current portion	$575	$670	$575	$670
Non-current portion	$355	$364	$355	$364
Changes in existing warranty reflect a combination of changes in expected warranty claims and changes in the related costs to service such claims.
4. DEBT
Financing Agreements
In June 2012, the Company entered into a revolving credit facility with Silicon Valley Bank (the "Revolving Credit Facility"). The Revolving Credit Facility is collateralized by substantially all of the Company’s property, other than intellectual property. Since January 1, 2016, the Revolving Credit Facility bears interest rate at the lesser of (i) LIBOR rate plus 1.75% or (ii) prime rate minus 1.0%. In March 2017, the Company further amended the Revolving Credit Facility to extend the maturity date by two years and reduce the minimum cash requirements. The weighted-average interest rate of the Revolving Credit Facility was 2.90% and 2.22% for the three months ended June 30, 2017 and 2016, respectively, and 2.74% and 2.37% for the six months ended June 30, 2017 and 2016, respectively.
The Revolving Credit facility currently provides, among other things, (i) a maturity date of March 31, 2019; and (ii) a revolving line up to $20.0 million, subject to certain conditions.

The Revolving Credit Facility contains customary negative covenants which, unless waived by the bank, limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate, as well as requiring the Company to maintain a minimum adjusted quick ratio of 1.25 to 1.00 and minimum cash balances with the bank as of the last day of each month of $35.0 million. The Revolving Credit Facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults due to inaccuracy of representation and warranties. Upon an event of default, the lender may declare all or a portion of the outstanding obligations payable by the Company to be immediately due and payable and exercise other rights and remedies provided for under the Revolving Credit Facility. During the existence of an event of default, interest on the obligations under the Revolving Credit Facility could be increased by 5.0%. As of June 30, 2017, the Company was in compliance with these covenants.
As of June 30, 2017, $20.0 million remains outstanding under the Revolving Credit Facility, and is classified as non-current liabilities in the condensed consolidated balance sheet.
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
The Company recognizes rent expense on a straight-line basis over the lease period. Future minimum lease payments by year under operating leases as of June 30, 2017 are as follows:

Amount
Year Ending December 31,	(in thousands)
2017 (remaining six months)	$875
2018	1,720
2019	1,262
2020	883
2021	887
Thereafter	1,315
Total	$6,942
Rent expense was $0.5 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively, and was $1.0 million and $1.4 million for the six months ended June 30, 2017 and 2016.

Capital Lease Obligations
The Company has certain office furniture and equipment that are classified under capital leases. The terms of the capital leases range from three years to seven years. The interest is immaterial. Future minimum lease payments by year under capital lease obligations as of June 30, 2017 are as follows:

Amount
Year Ending December 31,	(in thousands)
2017 (remaining six months)	$93
2018	185
2019	176
2020	171
2021	168
Thereafter	244
Total	$1,037
Less: current portion of capital lease obligations	183
Non-current portion of capital lease obligations	$854
Manufacturing Commitments
The Company subcontracts with manufacturing companies to manufacture its hardware products. The contract manufacturers procure components based on non-cancelable orders the Company places with them. If the Company cancels all or part of an order, the Company is liable to the contract manufacturers for the cost of the related components they purchased under such orders.
As of June 30, 2017 and December 31, 2016, the Company had manufacturing commitments with contract manufacturers for inventory totaling approximately $6.2 million and $9.5 million, respectively.
Contingencies
The Company may be subject to legal proceedings and litigation arising from time to time. The Company will record a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. The Company expects periodically to evaluate developments in its legal matters that could affect the amount of liability that it has previously accrued, if any, and make adjustments as appropriate. The Company exercises significant judgment to determine both likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company’s judgment may be incorrect. The Company cannot reasonably determine in advance the outcome of any litigation proceeding. Until the final resolution of any such matter for which the Company may be required to accrue, the Company may have an exposure to loss in excess of the amount the Company has accrued, and such excess amount could be significant.
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
Guarantees
The Company typically enters into agreements with its customers that contain indemnification provisions in the event of claims alleging that the Company’s products infringe the intellectual property rights of a third party. The Company has at its option and expense, the ability to resolve any infringement, replace product with a non-infringing product that is equivalent-in-function, or refund to the customers the total product price. These agreements also typically include guarantees of product and service performance. The Company has not recorded a liability related to these indemnification and guarantee provisions and the Company’s indemnification and guarantee provisions have not had any impact on the consolidated financial statements to date.
6. STOCKHOLDERS' EQUITY
Common Stock reserved for Future Issuance
As of June 30, 2017, the Company had the following reserved shares of common stock for future issuance:

June 30,
2017
Common stock reserved for future grant under the 2014 Equity Incentive Plan	6,645,767
Common stock reserved for future purchase under the 2014 Employee Stock Purchase Plan	2,012,431
Options and Restricted Stock Units issued and outstanding	10,396,671
Total reserved shares of common stock for future issuance	19,054,869
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
In January 2017, the Company effected an increase of 2,612,263 shares reserved under the 2014 Plan. As of June 30, 2017, the Company had 6,645,767 total shares of common stock reserved and available for grant under the 2014 Plan.
The following table summarizes the total number of shares available for grant under the 2014 Plan as of June 30, 2017:

Shares Available for Grant

Balance, December 31, 2016	5,116,753
Authorized	2,612,263
Options granted	—
Options canceled	905,082
Awards granted	(3,191,974)
Awards canceled	1,203,643
Balance, June 30, 2017	6,645,767
Stock Options
The following table summarizes the information about outstanding stock option activity:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2016	6,219,774	$6.15	6.42	$6,056
Options granted	—	—
Options exercised	(396,865)	1.75
Options canceled	(905,082)	7.16
Balance, June 30, 2017	4,917,827	$6.31	5.85	$3,694
Options exercisable, June 30, 2017	3,743,487	$6.11	5.15	$3,689
The weighted-average grant-date fair value of options granted was $3.22 and $3.16 per share for the three and six months ended June 30, 2016, respectively, and the aggregate grant-date fair value of the Company's stock options granted was $2.6 million and $2.8 million for the three and six months ended June 30, 2016, respectively. There were no options granted during the three and six months ended June 30, 2017.
The aggregate intrinsic value of stock options exercised was $0.8 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and $1.2 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively. The intrinsic value for each share underlying an option represents the difference between the option exercise price per share and the closing stock price of a share of the Company’s common stock. The total grant-date fair value of the options vested was $0.9 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively, and $1.9 million and $4.5 million for the six months ended June 30, 2017 and 2016.
Restricted Stock Units
The Company currently grants Restricted Stock Units ("RSUs") to certain employees and directors. The RSUs typically vest over a period of time, generally one to three years, and are subject to the participant’s continuing service to the Company over that period. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.

The following is a summary of the Company’s RSU activity and related information for the three months ended June 30, 2017:

	Restricted Stock Units Outstanding
	Shares	Weighted Average Grant Date Fair Value Per Share

Balance, December 31, 2016	4,365,670	$6.23
Awards granted	3,191,974	4.97
Awards vested	(970,734)	5.09
Awards canceled	(1,108,066)	6.20
Balance, June 30, 2017	5,478,844	$5.55

The weighted-average grant-date fair value of RSUs granted was $4.96 and $6.43 per share for the three months ended June 30, 2017 and 2016, respectively, and was $4.97 and $6.24 for the six months ended June 30, 2017 and 2016, respectively. The aggregate grant-date fair value of RSUs granted was $11.8 million and $16.9 million, respectively for the three months ended June 30, 2017 and 2016, respectively, and was $15.9 million and $19.0 million for the six months ended June 30, 2017 and 2016, respectively. The aggregate fair value of shares vested as of the respective vesting dates was $2.4 million and $3.4 million, respectively, for the three months ended June 30, 2017 and 2016 and was $4.6 million and $5.9 million, respectively for the six months ended June 30, 2017 and 2016.
The number of RSUs vested includes shares that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as determined by the Company. During the three months ended June 30, 2017 and 2016, the Company withheld 25,209 and 36,758 shares of stock, for an aggregate value of $0.1 million and $0.2 million, respectively. During the six months ended June 30, 2017 and 2016, the Company withheld 95,577 and 95,548, for an aggregate value of 0.5 million and 0.5 million, respectively. The Company returned such shares to the 2014 Plan, which are available under the plan terms for future issuance.
The number of RSUs granted includes 378,644 shares of performance-based restricted stock units ("PBRSUs") that the Company granted to certain executives in the first quarter of 2017 pursuant to the 2014 Plan. Each PBRSU represents the right to receive one share of the Company's common stock upon vesting, subject to the Company's achievement of certain performance conditions. At each reporting period, the Company assesses the probability of the number of these PBRSUs expected to vest based on its achievement of the performance condition.

The number of RSUs granted also includes 358,000 shares of market-based restricted stock units (MBRSUs) that the Company granted to certain executives in June 2017 pursuant to the 2014 Plan. Each MBRSU represents the right to receive one share of the Company's common stock upon vesting subject to the Company's achievement of certain stock price targets. The Company estimated the fair value of the MBRSUs using the Monte Carlo option-pricing model on the date of grant as the MBRSUs contain both market and service conditions. The weighted average grant date fair value of these MBRSU's was $4.18 per share. The Company will record the total expense related to all of the MBRSUs on a graded-vesting method over the estimated term.
2014 Employee Stock Purchase Plan
The 2014 Employee Stock Purchase Plan ("ESPP") is a ten-year plan, effective in March 2014. The ESPP authorizes the Company to issue shares of common stock pursuant to purchase rights it grants to the Company's employees and those of its designated subsidiaries. In January 2017, the Company effected an increase of 1,000,000 shares reserved under the ESPP. As of June 30, 2017, the Company had 2,012,431 total shares of common stock reserved and available for issuance under the ESPP.
Under the ESPP, the Company grants stock purchase rights to all eligible employees, currently covering a one-year offering period ending December 1, 2017, with purchase dates at the end of each interim six-month purchase period. Employees purchase shares using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The ESPP currently has a reset provision: If the closing price of the Company’s common stock on the last day of any purchase period during an offering period is lower than the closing sales price on the first day of the related offering period, that offering period will terminate upon the purchase of shares for such purchase period and participants will be automatically re-enrolled in the immediately following offering period. As a result, the reference price for purposes of determining the purchase price of shares for subsequent purchase periods for all participants of the new offering period resets to such lower price. No participant may purchase more than $25,000 worth of common stock in any calendar year, or 5,000 shares of common stock in any six-month purchase period. For the six months ended June 30, 2017 and 2016, the Company issued 563,174 and 646,278 shares, under the ESPP plan, respectively.
Stock Repurchase Program
In February 2016, the Company's board of directors authorized a stock repurchase program of up to $10.0 million, with stock purchases made from time to time in compliance with applicable securities laws in the open market or in privately negotiated transactions. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements and capital availability. The authorization does not require the purchase of any minimum number of shares, and the Company may suspend, modify or discontinue the program at any time without prior notice. In August 2017, our board of directors extended this program to June 30, 2018. As of June 30, 2017, we had repurchased under this program 573,406 shares of our common stock at a total price $3.2 million average purchase price $5.51 per share of our common stock. Approximately $6.8 million remains available as of June 30, 2017 for repurchases under this program. We are not obligated to repurchase any minimum or specific number or dollar amount of shares, and we may suspend or terminate the program at any time before its expiration as of June 30, 2018.
During the six months ended June 30, 2017, the Company repurchased a total of 208,779 shares of its common stock on the open market at a total cost of $1.0 million with an average price per share of $4.88. During the six months ended June 30, 2016, the Company repurchased a total of 261,515 shares at a total cost of $1.5 million with an average price per share of $5.55.
Determination of Fair Values
Weighted-average assumptions for the Company's stock options granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options:
Expected term (in years)	N/A	5.77	N/A	5.78
Expected volatility	N/A	55.11%	N/A	55.16%
Risk free interest rate	N/A	1.50%	N/A	1.50%
Weighted-average assumptions to value MBRSUs under the Monte Carlo model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
MBRSUs:
Expected volatility	46%	53%	46%	53%
Risk free interest rate	1.45%	1.07%	1.45%	1.07%
Weighted-average assumptions to value employee stock purchase rights under the Black-Scholes model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
ESPP purchase rights:
Expected term (in years)	0.50 - 1.00	0.50 - 2.00	0.50 - 1.00	0.50 - 2.00
Expected volatility	34% - 39%	35% - 55%	34% - 39%	35% - 55%
Risk free interest rate	0.60% - 1.07%	0.07% - 0.51%	0.60% - 1.07%	0.07% - 0.51%

Stock-based Compensation Expense
The total stock-based compensation the Company recognized for stock-based awards in the consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue	$276	$321	$547	$593
Research and development	1,065	1,366	1,753	2,711
Sales and marketing	1,501	2,063	2,795	3,831
General and administrative	1,602	1,704	2,902	3,215
Total stock-based compensation	$4,444	$5,454	$7,997	$10,350
The following table presents stock-based compensation expense by award-type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Stock Options	$820	$1,185	$1,703	$2,331
Restricted Stock Units	3,193	3,544	5,463	6,691
Employee Stock Purchase Plan	431	725	831	1,328
Total stock-based compensation	$4,444	$5,454	$7,997	$10,350
As of June 30, 2017, unrecognized stock-based compensation related to outstanding stock options, RSUs and ESPP purchase rights, was $3.9 million, $26.9 million and $1.0 million, respectively, which the Company expects to recognize over weighted-average periods of 1.82 years, 2.24 years and 0.42 years, respectively.
8. NET LOSS PER SHARE
The Company calculates basic and diluted net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive.
The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except for share and per share data)
Numerator:
Net loss	$(3,873)	$(7,412)	$(12,892)	$(19,935)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	53,175,684	49,798,994	52,808,412	49,467,667
Net loss per share:
Basic and diluted	$(0.07)	$(0.15)	$(0.24)	$(0.40)
The Company excluded the following period-end outstanding common stock equivalents from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of June 30,
	2017	2016
Shares of common stock issuable under the Equity Incentive Plan	10,396,671	12,397,881
Employee Stock Purchase Plan	96,199	99,054
Total	10,492,870	12,496,935

9. INCOME TAXES
The provision for income taxes was approximately $0.2 million and $0.1 million, respectively, for the three months ended June 30, 2017 and 2016 and was $0.3 million and $0.2 million, respectively, for the six months ended June 30, 2017 and 2016. The provision for income taxes consisted primarily of state taxes and foreign income taxes.
For the three and six months ended June 30, 2017 and 2016, the provision for income taxes differed from the statutory amount primarily due to the Company's maintaining a full valuation allowance against the U.S. net deferred tax assets, partially offset by foreign and state taxes.
The Company has intercompany services agreements with its subsidiaries located in the United Kingdom, the Netherlands, New Zealand, Australia, Canada and China, which require payment for services rendered by these subsidiaries at an arm’s-length transaction price. The foreign tax expense represents foreign income tax payable by these subsidiaries on profit generated on intercompany services agreements.
The Company's realization of deferred tax assets depends on future taxable income, the existence and timing of which is uncertain. Based on the Company’s history of losses, management has determined it cannot conclude that it is more likely than not that the deferred tax assets will be realized and, accordingly, management has placed a full valuation allowance against its domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits, as of June 30, 2017 and December 31, 2016, respectively.
10. SEGMENT INFORMATION
The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer. The Company derives its revenue primarily from sales of products and subscription and support services. The Company’s CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company determined that it operates as one reportable and operating segment.
The following table represents the Company's revenue based on the billing address of the respective channel partners:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Americas	$29,141	$28,685	$53,059	$53,045
Europe, Middle East and Africa	10,397	12,143	20,230	24,157
Asia Pacific	2,762	6,803	5,362	10,557
Total revenues	$42,300	$47,631	$78,651	$87,759
     Included within Americas in the above table is revenue from sales in the United States of $27.2 million and $27.4 million, respectively, for the three months ended June 30, 2017 and 2016, and $49.2 million and $50.2 million, respectively, for the six months ended June 30, 2017 and 2016. Aside from the United States, no country comprised 10% or more of the Company's total revenue for each of the three months ended June 30, 2017 and 2016.
Property and equipment, net by location is summarized as follows:

	June 30,	December 31,
	2017	2016
	(in thousands)
United States	$6,446	$7,685
People's Republic of China	1,014	1,096
United Kingdom	178	227
Total property and equipment, net	$7,638	$9,008

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
For the three months ended June 30, 2017, our revenue was $42.3 million, a decline of $5.3 million, compared to $47.6 million for the three months ended June 30, 2016. For the six months ended June 30, 2017 and 2016, our revenue was $78.7 million and $87.8 million, respectively. In the three months ended June 30, 2017 and 2016, our net losses were $3.9 million and $7.4 million, respectively, and for the six months ended June 30, 2017 and 2016, our net losses were $12.9 million and $19.9 million, respectively. We have yet to achieve profitability in any quarter.
Opportunities and Challenges
We believe that the growth of our business and our future success depends upon many factors, including our ability to continue to develop innovative technologies and timely provide new product offerings to the marketplace; increase our sales capabilities and develop our channel partner program; acquire new end-customers; expand our end-customer base and increase penetration within our existing end-customer base (including through new product offerings); and demonstrate revenue growth to our investors and financial analysts while also demonstrate that we can achieve profitability on an acceptable timeline and predictably maintain profitability thereafter.
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
We continue to believe we have a unique market opportunity based on our ability to deliver unified Wi-Fi, switch and router solution operating on a single, unified management platform, with subscription-based SaaS solutions and data analytics, at a low entry and operating cost and the ability to tailor and expand based on each user's needs. We have developed a cloud-based services platform to provide network management and support additional value-added applications. HiveManager NG, the newest version of our network management application, provides a single management interface that customers use to configure network policies, monitor and troubleshoot performance, manage access and security, and run reports on network operations. We will continue to sell and support the older version of HiveManager as well. Our focus is to continue to transition our business to HiveManager NG and make our cloud-services platform and applications available to customers in either a subscription public cloud or on-premises private cloud deployment. We also announced in January 2017, Hive Manager Connect, a simplified version of HiveManager NG included as a part of our new Aerohive Connect product line. Under the Aerohive Connect program, customers may purchase a less complex, connectivity-oriented solution at attractive entry-point pricing. Aerohive Connect customers can expand their Connect deployment, as needed, and can add subscriptions or licenses to upgrade to our full-featured Select offering and premium support services. In May 2017, we announced that our Aerohive Connect and Select offerings are available across our entire portfolio of access points and switches. We believe that separating our product line into these two offerings delivers compellingly priced cloud-managed hardware for connectivity-oriented deployments and enables us to capture more subscription and software license revenue from those customers who require a more advanced feature set and support.
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
We believe that the significantly slower pace of order volume in our education vertical in the third and fourth quarters of our fiscal year 2016, specifically due to slower pace of funding approvals under the federal E-Rate program, was one of the primary drivers of lower-than-expected order volume and revenue performance in our third quarter and our lowered revenue outlook for our fourth quarter. We also believe that we introduced our new HiveManager NG product to some of our larger and more complex customers before its feature set was able to fully address their requirements, which resulted in elongated sales cycles and reduced revenue opportunities, which specifically contributed to our lower revenue performance in the fourth quarter and our outlook for the first quarter of our fiscal year 2017. We believe that the lower-level of E-Rate funded transactions and lengthier sales cycle associated with our HiveManager NG offering continues to affect our revenue opportunities and operating results in 2017.
We realize that our revenue-dependence on the volatile education market may continue to bring uncertainty to our results. For this reason, a priority for our business continues to be to expand and diversify our offerings and revenue opportunities into other verticals, with particular focus on enterprise customers. We also intend to continue to invest significant resources in developing of our innovative technologies and new product offerings, acquiring new end-customers in new and existing geographies, and increasing penetration within our existing end-customer base.
We also expect to continue to invest in our organization and our channel and strategic partnerships to meet the needs of our customers and to pursue opportunities in new and existing markets. In particular, we are investing to increase our sales capacity as well as our channel program. As such, we will continue to incur expenses in the near term, due to our continuing investments to grow our business, including internationally, in advance of and in preparation for our expected increase in sales and expansion of our customer base. As a result, we may not be profitable for the foreseeable future and our use of cash over this period could also be greater and extend over a longer period as we make investments in areas of our operations, such as sales, marketing and research and product and channel partner development, which we feel may promote our growth and profitability over the long term. We believe that over the long term, we will be able to leverage these investments in the form of a higher revenue growth rate compared to the growth rate of our operating expenses.

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Product	$32,046	$39,536	$58,916	$71,992
Subscription and support	10,254	8,095	19,735	15,767
Total revenue	42,300	47,631	78,651	87,759
Cost of revenue(1):
Product	10,616	12,413	19,352	22,852
Subscription and support	3,153	3,050	6,329	5,953
Total cost of revenue	13,769	15,463	25,681	28,805
Gross profit	28,531	32,168	52,970	58,954
Operating expenses:
Research and development(1)	9,222	10,562	18,772	20,772
Sales and marketing(1)	17,420	21,322	34,859	42,390
General and administrative(1)	5,489	7,725	11,786	15,620
Operating loss	(3,600)	(7,441)	(12,447)	(19,828)
Interest income	164	117	304	236
Interest expense	(147)	(110)	(277)	(236)
Other income (expense), net	(93)	90	(178)	106
Loss before income taxes	(3,676)	(7,344)	(12,598)	(19,722)
Income tax provision	197	68	294	213
Net loss	$(3,873)	$(7,412)	$(12,892)	$(19,935)
(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue	$276	$321	$547	$593
Research and development	1,065	1,366	1,753	2,711
Sales and marketing	1,501	2,063	2,795	3,831
General and administrative	1,602	1,704	2,902	3,215
Total stock-based compensation expense	$4,444	$5,454	$7,997	$10,350

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Product	76%	83%	75%	82%
Subscription and support	24	17	25	18
Total revenue	100	100	100	100
Cost of revenue:
Product	25	26	25	26
Subscription and support	8	6	8	7
Total cost of revenue	33	32	33	33
Gross profit	67	68	67	67
Operating expenses:
Research and development	22	22	24	24
Sales and marketing	41	45	44	48
General and administrative	13	17	15	18
Operating loss	(9)	(16)	(16)	(23)
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other income (expense), net	—	—	—	—
Loss before income taxes	(9)	(16)	(16)	(23)
Income tax provision	—	—	—	—
Net loss	(9)%	(16)%	(16)%	(23)%

Revenue
We derive revenue from the sales of our products and services, and we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. We expect our revenue to vary from quarter to quarter based on seasonal and cyclical factors.
Our total revenue comprises the following:
Product Revenue.  We derive product revenue primarily from sales of our hardware products, which include wireless access points, branch routers, and switches, all of which are embedded with our proprietary operating system, HiveOS, and perpetual licenses for our unified network management system, HiveManager, and other software applications, as well as related accessories. We recognize product revenue at the time of shipment, provided that all other revenue recognition criteria have been met. For our VAD arrangements where we permit our VADs to stock inventory, we recognize revenue when our VADs have shipped the products to our end-customers (or to VARs), provided that all other revenue recognition criteria have been met.
Subscription and Support Revenue.  We derive subscription and support revenue primarily from sales of our subscription and support offerings that we deliver over a specified term. These offerings primarily include PCS related to our perpetual software licenses and subscriptions to HiveManager and other software applications delivered as SaaS, including related customer support, and from subsequent renewals of those contracts. To benefit fully from potential contract renewals, we plan to continue to invest in systems to better track existing customer support commitments and renewal opportunities and provide offerings which continue to be attractive to our customers. Our PCS includes tiered maintenance and support services under renewable, fee-based maintenance and support contracts, which include technical support, bug fixes, access to priority hardware replacement services and unspecified upgrades on a when-and-if available basis. Our SaaS subscriptions include comparable maintenance and support services. The higher the percentage of our end-customers that purchase SaaS subscriptions, as opposed to HiveManager and PCS, the higher our subscription and support revenue will be as a percentage of our total revenue. We recognize subscription and support revenue ratably over the term of the contract, which is typically one, three or five years. As a result, our recognition of subscription and support revenue lags our recognition of related product revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenues:
Product	$32,046	$39,536	$(7,490)	(19)%	$58,916	$71,992	$(13,076)	(18)%
Subscription and support	10,254	8,095	2,159	27%	19,735	15,767	3,968	25%
Total revenue	$42,300	$47,631	$(5,331)	(11)%	$78,651	$87,759	$(9,108)	(10)%

Percentage of revenues:
Product	76%	83%			75%	82%
Subscription and support	24%	17%			25%	18%
Total	100%	100%			100%	100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue by geographic region:
Americas	$29,141	$28,685	$456	2%	$53,059	$53,045	$14	—%
EMEA	10,397	12,143	(1,746)	(14)%	20,230	24,157	(3,927)	(16)%
APAC	2,762	6,803	(4,041)	(59)%	5,362	10,557	(5,195)	(49)%
Total revenue	$42,300	$47,631	$(5,331)	(11)%	$78,651	$87,759	$(9,108)	(10)%

Percentage of revenue by geographic region:
Americas	69%	60%			67%	60%
EMEA	25%	26%			26%	28%
APAC	6%	14%			7%	12%
Total	100%	100%			100%	100%

Revenue decreased $5.3 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, and decreased $9.1 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to a decrease in product revenue, partially offset by an increase in software and subscriptions revenue.
The decrease in our product revenue of $7.5 million and $13.1 million in the three and six months ended June 30, 2017, respectively, compared to the same periods last year, was primarily due to lower unit shipments and a decrease in list prices of our hardware products related to the Company's Connect and Select offerings.
The increase in our subscription and support revenue of $2.2 million and $4.0 million in the three and six months ended June 30, 2017, respectively, compared to the same periods last year, was primarily due to an increase in sales of PCS and SaaS, including our HiveManager NG cloud-management platform, and our recognition of deferred revenue in the period.
The Americas and EMEA accounted for the majority of our total revenue in the respective periods. The decrease in revenue in our APAC region for the three and six months ended June 30, 2017 was primarily due to a decline in unit shipments in that region during the period.
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
Cost of Subscription and Support Revenue.  Our cost of subscription and support revenue primarily includes personnel costs, including stock-based compensation, certain allocated facilities information technology infrastructure costs, costs associated with our provision of PCS and SaaS and datacenter costs. Our cost of subscription and support revenue also includes amortization of HiveManager NG, our internally developed, next-generation cloud-services platform, which we completed and launched in April 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of revenues:
Product	$10,616	$12,413	$(1,797)	(14)%	$19,352	$22,852	$(3,500)	(15)%
Subscription and support	3,153	3,050	103	3%	6,329	5,953	376	6%
Total cost of revenues	$13,769	$15,463	$(1,694)	(11)%	$25,681	$28,805	$(3,124)	(11)%
Cost of revenue decreased $1.7 million and $3.1 million for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016, respectively. We primarily attribute the decrease in our cost of product revenue to a decrease in unit shipments and changes in the mix of products we sold in the period. We primarily relate the increase in our cost of subscription and support revenue to an increase in software and services revenue and an increase in the cost of our cloud operations.
Gross Margin
Our gross margin or gross profit has been and will continue to be affected by a variety of factors, including product shipment volumes, average sales prices of our products, discounts we offer to our VAR and VAD partners, the mix of revenue between products and subscription and support services, and the mix of products we sold in the period, because our products have varying gross margins depending on the product offering and the lifecycle of the product. Historically, our subscription and support gross margin has been lower than our product gross margin; however, we expect our subscription and support gross margin to increase over the long term because we expect our subscription and support revenue to increase more quickly than our cost of subscription and support revenue. We expect our gross margin to be volatile and may decrease at any given time as we experience additional competitive pricing pressure. Further, we believe the pricing of our new Connect and Select offerings may dampen our product gross margin; however, we expect these offerings to generate improvements in our subscription and support gross margin as well as to increase our deferred revenue over the period.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Amount	GM	Amount	GM	Amount	GM	Amount	GM
	(dollars in thousands)				(dollars in thousands)
Gross margin:
Product	$21,430	66.9%	$27,123	68.6%	$39,564	67.2%	$49,140	68.3%
Subscription and support	7,101	69.3%	5,045	62.3%	13,406	67.9%	9,814	62.2%
Total gross margin	$28,531	67.4%	$32,168	67.5%	$52,970	67.3%	58,954	67.2%
Total gross margin remained relatively flat for the three and six months ended June 30, 2017 as compared to the same periods in the prior year primarily due to a decrease in list prices of our hardware products, accompanied by an increase in software and subscription prices related to the Company's Connect and Select offerings.
Product gross margin decreased from 68.6% to 66.9% for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, and decreased from 68.3% to 67.2% for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The decrease in our product gross margin was primarily due to a decrease in list prices of our hardware products related to the Company's Connect and Select offerings, the mix of product we sold in the period and our fixed costs over lower revenue for the period. Subscription and support gross margin increased from 62.3% to 69.3% for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, and increased from 62.2% to 67.9% for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase in our subscription and support gross margin was primarily due to higher growth in our subscription and support revenue than our related cost of delivering these subscription and support services which was partially due to an increase in our software and subscription pricing.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$9,222	$10,562	$(1,340)	(13)%	$18,772	$20,772	$(2,000)	(10)%
% of revenue	22%	22%			24%	24%

Research and development expense decreased $1.3 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The decrease was primarily due to a decrease of $0.3 million in personnel and related costs, a decrease of $0.3 million in stock-based compensation expense and a decrease of $0.6 million in professional services.

Research and development expense decreased $2.0 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The decrease was primarily due to a decrease of $1.1 million in professional services and a decrease of $1.0 million in stock-based compensation expense.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$17,420	$21,322	$(3,902)	(18)%	$34,859	$42,390	$(7,531)	(18)%
% of revenue	41%	45%			44%	48%

Sales and marketing expense decreased $3.9 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The decrease was primarily due to decreases of $2.5 million in personnel and related costs and $0.6 million in stock-based compensation, due to lower headcount, a decrease of $0.5 million in other expenses, primarily due to lower spending on marketing programs and professional services and a decrease of $0.3 million in infrastructure expenses due to lower headcount.

Sales and marketing expense decreased $7.5 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The decrease was primarily due to decreases of $4.8 million in personnel and related costs and $1.0 million in stock-based compensation, each due to lower headcount, a decrease of $0.8 million in other expenses primarily due to lower spending on marketing programs and professional services, a decrease of $0.3 million in travel and entertainment expenses and a decrease of $0.5 million in infrastructure expenses primarily due to lower headcount.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
General and administrative	$5,489	$7,725	$(2,236)	(29)%	$11,786	$15,620	$(3,834)	(25)%
% of revenue	13%	17%			15%	18%
General and administrative expense decreased $2.2 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The decrease was primarily due to a decrease of $0.6 million in personnel and related costs and $0.1 million in stock-based compensation primarily due to lower headcount, a decrease of $0.7 million in professional services due to decrease in consulting and litigation settlement expenses, and a decrease of $0.9 million in expenses related to our headquarter relocation.
General and administrative expense decreased $3.8 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The decrease was primarily due to a decrease of $0.8 million in personnel and related costs and $0.3 million in stock-based compensation primarily due to lower headcount, a decrease in litigation settlement expense of $1.4 million, related to our class action complaint related to our Form S-1 filing, a decrease of $0.9 million in expenses related to our headquarter relocation and a decrease of $0.4 million in professional services.
Interest Income

Our interest income primarily consists of interest earned on our cash and cash equivalent and short-term investments. We have invested our cash in money-market funds and other short-term, high quality investments. Historically, our interest income has not been material.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest income	$164	$117	$47	40%	$304	$236	$68	29%
The change in interest income was not significant.
Interest Expense

Our interest expense consists primarily of interest on our indebtedness.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest expense	$(147)	$(110)	$(37)	34%	$(277)	$(236)	$(41)	17%
The change in our interest expense was not significant.
Other Income (expense), Net

Our other income, net primarily consists of gains and losses from foreign currency exchange transactions.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$(93)	$90	$(183)	(203)%	$(178)	$106	$(284)	(268)%
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$197	$68	$129	190%	$294	$213	$81	38%
The change in our provision for income taxes primarily related to foreign and state income taxes and was not significant. As of June 30, 2017 and December 31, 2016, respectively, we maintained a full valuation allowance against our domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits.
Liquidity and Capital Resources
As of June 30, 2017, we had cash and cash equivalents of $34.6 million and short-term investments of $45.6 million. $79.4 million of our cash, cash equivalents and short-term investments were held within the United States.
In June 2012, we entered into the Revolving Credit Facility with Silicon Valley Bank which matures on March 31, 2019. We have been using the amount drawn under the Revolving Credit Facility for working capital and general corporate purposes. As of June 30, 2017, we had $20.0 million of outstanding debt, under the Revolving Credit Facility, and we were in compliance with all covenants under our loan agreement. See Note 4 to the Condensed Consolidated Financial Statements included in this Form 10-Q for more information about our debt.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$2,376	$(12,229)
Net cash provided by (used in) investing activities	(3,648)	4,573
Net cash provided by financing activities	1,545	1,252
Net increase (decrease) in cash and cash equivalents	$273	$(6,404)
Operating Activities
We demonstrated positive cash flow in our third and fourth quarters of 2015, third quarter of 2016 and in our second quarter of 2017. However, we have historically experienced negative cash flows from operating activities as we continue to invest in our business. Our largest uses of cash from operating activities are for employee-related expenditures and purchases of finished products from our contract manufacturers. Our primary source of cash flows from operating activities is cash receipts from our channel partners. Our cash flows from operating activities will continue to be affected principally by the extent to which we grow our total revenue and our operating expenses, primarily in our sales and marketing and research and development functions, in order to grow our business.
For the six months ended June 30, 2017, cash provided by operating activities was $2.4 million as a result of non-cash charges of $9.6 million and a net change of $5.7 million in our net operating assets and liabilities offset by our net loss of $12.9 million. Non-cash charges consisted primarily of stock-based compensation of $8.0 million and depreciation and amortization expense of $1.6 million. The net change in our net operating assets and liabilities was primarily due to $3.3 million decrease in accounts receivable, $4.1 million increase in accounts payable and $2.0 million increase deferred revenue partially offset by $2.4 million increase in cash used for inventory purchases, $0.8 million increase in prepaid expenses and other current assets, $0.3 million decrease in accrued liabilities and $0.3 million increase in other assets. Our days sales outstanding, or DSO, was 49 days as of June 30, 2017, which we calculate by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter. The decrease in DSO as compared to the same period last year is primarily due to the timing of shipments.
For the six months ended June 30, 2016, cash used in operating activities was $12.2 million as a result of our net loss of $19.9 million, and a net change of $4.7 million in our net operating assets and liabilities, partially offset by non-cash charges of $12.4 million. Non-cash charges consisted primarily of stock-based compensation of $10.4 million and depreciation and amortization expense of $1.8 million. The net change in our net operating assets and liabilities was primarily due to a $6.7 million increase in accounts receivable, $3.9 million increase in cash used for inventory purchases, a $4.5 million increase in prepaid expenses and other current assets, partially offset by a $4.1 million increase in deferred revenue as a result of an increase in sales of PCS and SaaS, an increase of $5.1 million in accrued liabilities, and a $1.1 million increase in accounts payable. Our DSO was 56 days as of June 30, 2016.
Investing Activities
Our investing activities have primarily consisted of purchases of property and equipment, an investment in a privately held company and purchases and sales of marketable securities.
For the six months ended June 30, 2017, cash used in investing activities was $3.6 million, primarily attributable to cash used for purchases of marketable securities of $21.8 million, and cash used for purchases of property and equipment of $0.5 million, relating primarily to manufacturing and research and development lab equipment, offset by maturities of marketable securities of $18.6 million.
For the six months ended June 30, 2016, cash provided by investing activities was $4.6 million, primarily attributable to maturities of marketable securities of $11.4 million, offset by cash used for purchases of marketable securities of $4.6 million, cash used to purchase an investment in a privately held company of $1.5 million, and cash used for purchases of property and equipment of $0.7 million, relating primarily to manufacturing and research and development lab equipment.
Financing Activities
Our financing activities have primarily consisted of proceeds from and repayments against our credit facility, proceeds from our employees' exercises of stock options and proceeds from employee purchases under our stock purchase plan offset by our repurchases of treasury shares.
For the six months ended June 30, 2017, cash provided by financing activities was $1.5 million, primarily as a result of $2.4 million in proceeds from employee purchases under our stock purchase plan, $0.7 million in proceeds from our employees' exercises of stock options offset by $1.0 million cash used for repurchases of treasury shares and $0.5 million of cash used to satisfy our estimate of minimum employee tax withholding requirements on vesting of restricted stock units.
For the six months ended June 30, 2016, cash provided by financing activities was $1.3 million, primarily as a result of $2.9 million in proceeds from employee purchases under our stock purchase plan, $0.4 million in proceeds from exercise of stock options offset by $1.5 million cash used for repurchases of treasury shares and $0.5 million of cash used to satisfy our estimate of minimum employee tax withholding requirements on vesting of restricted stock units.
Off-Balance Sheet Arrangements
Through June 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, short-term investments and our outstanding debt obligations. We had cash, cash equivalents and short-term investments of $80.2 million and $76.8 million as of June 30, 2017 and December 31, 2016, respectively. We held these amounts primarily in bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We have outstanding debt of $20.0 million as of June 30, 2017, consisting of our borrowing under our Revolving Credit Facility. The Revolving Credit Facility bears interest at a variable rate.
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
Foreign Currency Risk
We denominate all of our sales in U.S. dollars and, therefore, our revenues are not currently subject to significant foreign currency risk. However, when the exchange rate of the U.S. dollar to foreign currencies is strong, the price of our products outside the United States may become less competitive, reducing our sales or requiring us to lower pricing for our products outside the United States in order to maintain sales and revenue performance. Our operating expenses are denominated in the currencies of the countries in which our operations are located, including in EMEA and APAC, and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not used derivative financial instruments to mitigate our exposure to foreign currency exchange risks. A hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements in any of the periods presented.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable-assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In February 2017, we indicated that we have taken actions to reduce our ongoing operating expenses that we believe positions us to achieve non-GAAP operating profitability at $45 million quarterly revenue. We may subsequently take actions which could raise or lower the level of quarterly revenue we would need to achieve non-GAAP profitability in any period. Nonetheless, we have a history of losses. We have never consistently achieved profitability on a quarterly or annual basis, and we cannot predict with certainty whether or when we might be profitable in the foreseeable future, even at these revenue levels. We experienced net losses on a GAAP basis of $44.2 million, $36.9 million and $12.9 million for fiscal years 2015, 2016 and the six months ended June 30, 2017, respectively. As of June 30, 2017, our accumulated deficit was $240.4 million. We expect to continue to incur expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel: specifically, personnel costs relating to sales, marketing and engineering, and investments in channel and product development and support. As such, we may not control our expenses sufficiently to achieve operating profitability on a non-GAAP basis even if we achieve quarterly revenue in the indicated range. If we fail to increase our revenue and manage our cost structure, we may not achieve or sustain profitability in the future. Once achieved, we may not be able to sustain or increase our profitability, at all or at levels our investors or industry analysts expect, or we may choose to continue to make investments in our operations which we feel will promote long-term growth but which will reduce near-term profitability. This could also require us to continue to use available cash to support our investments and ongoing operations. As a result, our business and prospects, and how investors view and value our common stock, would be harmed.
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
In addition, our planned expense levels depend in part on our expectations of future revenue. We may choose to increase levels of investment in areas such as R&D and sales and marketing, despite near-term fluctuations in revenue, in order to position us for continued growth. We also may reduce product prices in order to increase revenue growth and/or penetration of our products into targeted verticals. For example, in January 2017, we announced HiveManager Connect, a simplified version of HiveManager NG included as part of our new Aerohive Connect product line designed for customers with less complex connectivity-oriented requirements. Under the Aerohive Connect program, customers may purchase access points at lower list prices. Aerohive Connect customers can expand their Connect deployment, as needed, and can add subscriptions or licenses to upgrade to our full-featured Select offering and premium support services. In May 2017, we announced that our Aerohive Connect and Select offerings are available across our entire portfolio of access points and switches. We believe that separating our product line into these two offerings delivers compellingly priced cloud-managed hardware for connectivity-oriented deployments and enables us to capture more subscription and software license revenue from those customers who require a more advanced feature set and support. This program may reduce our revenue, or the rate of our revenue growth, as purchasers take advantage of the lower entry pricing for our products. In addition, it may be difficult and take time for us to adjust expenses sufficiently to compensate for a shortfall in revenue, even when we may anticipate the shortfall. In such instances, even a small shortfall or seasonal fluctuation in revenue could disproportionately and adversely affect our overall revenue, operating margin, operating results and use of cash for a given quarter.
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

•
technical challenges in end-customer networks, which may be unrelated to our products, and which could delay adoption and installation and impact the operation of our products and purchases of our services;

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

•
our ability to develop and make more productive relationships with our channel and strategic partners, including specifically Dell, Inc. and such partners’ ability to effectively develop sales opportunities for us and distribute our products;

•	the timing of our product releases or upgrades by us or by our competitors, such as next-generation products or product features;

•
delays in new product introductions and our ability to manage the transition from existing products and operating platforms to new products and platforms and to support and improve such products after introduction, including, specifically, delays in our development of and transition of end customers to our HiveManager NG platform and our Connect offering;

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

•
general economic or political conditions in our domestic and international markets, including, specifically. in Europe, where the determination of the United Kingdom to exit the European Union has dampened economic activity and growth in the market for our products.

The effects of these factors, individually or in combination, create unpredictability in our operating results, our ability to forecast those results and our ability to achieve those forecasts. As a result, you should not rely on our past results as an indication of our future performance and comparing our operating results on a period-to-period basis, or anticipating our future results based on our public forecasts, may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of our investors or financial analysts for any period. We may release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, based on management predictions, which are necessarily speculative in nature. Our guidance may vary, and has varied, materially from actual results. For example, on October 13, 2016, we provided preliminary revenue for our third quarter ending September 30, 2016 and a preliminary revenue outlook for our fourth quarter ending December 31, 2016, which we further discussed on our November 2, 2016 earnings call. Our third quarter revenue was below the estimates of financial analysts at that time, as was the revenue outlook we provided at that time for our fourth quarter. On February 14, 2017, we announced our revenue results for our fourth quarter of fiscal 2016, which was below the revenue outlook we had provided for the period in November 2016. Similarly, on February 11, 2015, we provided a guidance range for revenue for our first quarter ending March 31, 2015, which was below the estimates of financial analysts at that time. On April 13, 2015, we provided a revised lower guidance range for our revenue for the quarter. In each of these instances, we believe that lower-than-expected U.S. education business during the quarters were primary drivers of our lower revenue performance and outlook. If our revenue or operating results, or the rate of growth of our revenue or operating results, fall below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated revenue or earnings forecasts. Our failure to meet our own or other publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but fall short of analyst or investor expectations, could cause our stock price to decline and expose us to costly lawsuits, including securities class action suits. Such litigation against us could impose substantial costs and divert management’s attention and resources.

Our results are subject to quarterly seasonal variances, which make it difficult to compare or forecast our financial results on a quarter-by-quarter basis.
Our revenue fluctuates on a seasonal basis, which affects the comparability of our results between periods. For example, our total revenue has historically decreased from our fourth quarter to the first quarter of our next fiscal year due to seasonal buying patterns and budget cycles within both our education vertical and general enterprise end-customers. Demand in the education vertical tends to be weakest in the first and fourth quarters. However, we also historically have seen a sequential increase in end-of-year purchases by enterprise customers in our fourth quarter, which we believe is mainly due to an expectation to complete purchases within their calendar-year budget cycle. These seasonal variations are difficult to predict accurately and at times may be entirely unpredictable. In addition, the typical sequential expansion of our operating performance from the first quarter to the second quarter can create execution, delivery and product support challenges in subsequent quarters. Our ability to sustain that expansion in subsequent quarters, particularly in our less-developed sales territories, or we have experienced recent turn-over, introduces additional risk into our business and our ability to accurately provide our own publicly stated revenue and earnings forecasts. In addition, we rely upon forecasts of end-customer demand to build inventory in advance of anticipated sales. We believe our seasonal business pattern has become more difficult to predict, making it more difficult for us to forecast product demand, inventory requirements and our financial results, including on a quarter-to-quarter basis. Moreover, part of our strategy is to increase our sales in non-education verticals, and if the mix of products we sell in any particular period changes the seasonal nature of our revenue may change in an unpredictable way, which could increase the volatility of both our financial results and stock price.
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
Part of our strategy depends upon expanding sales of our cloud-managed wireless networking, switching and routing products to medium and large enterprise headquarters, branch offices and teleworkers. We intend to continue to direct resources to improve HiveManager NG as the basis for data services and data analytics applications. Sales of such products, services and applications to enterprise end-customers typically require long sales cycles and are subject to price sensitivity. Moreover, many potential end-customers in the enterprise market have substantial network expertise and experience, which may require a more-costly and sophisticated marketing and sales strategy. It is unclear whether our end-customers will pay for data analytics or other SaaS services we expect to provide or, instead, require us to provide them as enhancements to our support offerings (at no cost to them or incremental revenue to us).
In January 2017, we announced HiveManager Connect, a simplified version of HiveManager NG included as part of our new Aerohive Connect product line designed for customers with less complex connectivity-oriented requirements. Under the Aerohive Connect program, customers may purchase access points with a simplified version of HiveManager, and community/email based customer support, at lower list prices. Aerohive Connect customers can expand their Connect deployment, as needed, and can add subscriptions or licenses to upgrade to our full-featured Select offering and premium support services. In May 2017, we announced that our Aerohive Connect and Select offerings are available across our entire portfolio of access points and switches. We believe that separating our product line into these two offerings delivers compellingly priced cloud-managed hardware for connectivity-oriented deployments and enables us to capture more subscription and software license revenue from those customers who require a more advanced feature set and support. This program may reduce our revenue, or the rate of our revenue growth, as purchasers take advantage of the lower entry pricing for our products. In addition, it is unclear whether our customers will choose the simplified Connect product offering, even at the lowest list prices offered, as an alternative to our current offering, or whether we will be able to manage the transition amongst our customers and in our market to our Connect offering.
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

USAC also experienced significant administrative challenges during 2016 E-Rate cycle, that led them to extend the period for schools to submit Form 471 funding requests, and that led many schools to abandon their Form 470 bid requests or not submit their Form 471 funding requests in the first instance. Further, USAC continues to report significant delays in its ability to process and fund such requests, causing the pace of release of approved funds and resulting availability of those funds to schools to continue to be significantly reduced. For example, the Federal Communications Commission recently publicly acknowledged USAC's continuing management of the E-Rate program by letter dated April 18, 2017, noting serious and persistent flaws in critical E-Rate processes which have caused persistent delays in funding commitments to schools and libraries.

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
Developing our products is challenging and involves substantial commitment of resources and significant development risk. Each phase in our product development presents serious risks of failure, rework or delay, any one of which could impact the timing and cost-effective development of products, and each of which could affect our ability to take advantage of a business opportunity or could jeopardize end-customer acceptance of the product. Compared to our larger and longer-established competitors, our ability to develop and timely deliver new products and product functionality is limited. We also have experienced in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. For example, we are currently developing and bringing to market the next-generation versions of our Wi-Fi products, including our .11ac “Wave 2” and dual radio 5 GHz products, Ethernet switches and our HiveManager NG cloud-services platform providing cloud-delivered network management applications and on-premises network management, as well as supporting data structures, analytics and APIs. For example, in our third quarter of 2016, we introduced our AP550 access point, which features specifically designed for high-density and high performance requirements of enterprise environments. We also recently announced programs to develop new data analytics services and API platforms. These are complex technical undertakings and subject to many variables and risks of delay. Our timeline to transition new and existing end customers fully to HiveManager NG and make our cloud-services platform and applications available to customers in either a subscription public cloud or on-premises private cloud deployment has been delayed and we are now targeting completion for late-2017. This development timeline has also delayed our ability to demonstrate full feature and functional compatibility of this platform across certain other products, including specifically our new switch products. This affected revenue from our switch products which we expected in the second half of our 2016 fiscal year.
If we fail to develop new products, product enhancements applications or services, or fail effectively to manage the transition of our end-customers to these new products, product enhancements, applications or services, or our end-customers or potential end-customers do not perceive our products, product enhancements, applications or services to have compelling technical or cost-based advantages, our business and prospects could be adversely affected, particularly if our competitors are able to introduce solutions at lower prices and/or with increased functionality. In addition, our introduction of new or enhanced products requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices, and ensure that new products can be timely delivered to meet our end-customers’ demand and to limit inventory obsolescence. For example, in January 2017, we announced HiveManager Connect, a simplified version of HiveManager NG included as part of our new Aerohive Connect product line designed for customers with less complex connectivity-oriented requirements. Under the Aerohive Connect program, customers may purchase access points with a simplified version of HiveManager, and community/email based customer support, at lower list prices. Aerohive Connect customers can expand their Connect deployment, as needed, and can add subscriptions or licenses to our full-featured Select offering and premium support services. In May 2017, we announced that our Aerohive Connect and Select offerings are available across our entire portfolio of access points and switches. We believe that separating our product line into these two offerings delivers compellingly priced cloud-managed hardware for connectivity-oriented deployments and enables us to capture more subscription and software license revenue from those customers who require a more advanced feature set and support. This program may reduce our revenue, or the rate of our revenue growth, as purchasers take advantage of the lower entry pricing for our products. In addition, it is unclear whether new customers will purchase our Connect products, or having purchased our Connect products will also purchase subscriptions to our Select offering, or whether our existing customers will continue to purchase our Select-level services and support offerings, in each case at all or at the levels we assume. If our customers, both new and existing, choose the simplified and lower-priced Connect product offering, as an alternative to our current Select offering, we could see a shift in the mix of these product offerings, thus reducing overall revenue, gross margins and ability to achieve profitability. Further, after delivering new products we may identify and must then timely address performance issues as the products are used in the field in a particular environment or at scale which we could not replicate or did not anticipate during development. For example, we believe that we introduced our new HiveManager NG product to some of our larger and more complex customers before its feature set was able fully to address their requirements, which resulted in elongated sales cycles and reduced revenue opportunities, which specifically contributed to our lower revenue performance in the fourth quarter and our outlook for the first quarter of our fiscal year 2017. We believe that the lengthier sales cycle associated with our HiveManager NG offering, and its impact on our revenue opportunities and operating results, will continue in 2017. Our end-customers may also defer decisions to purchase our existing products in anticipation of our expected release of a next-generation product. We also may not correctly anticipate customer interest in or demand for our data analytics services or API platforms, or our customers may expect that we provide these additional services as part of our existing product support (and at no cost to them or incremental revenue to us). If we do not carefully manage the timing of our new products or product feature releases, and effectively support the new products and product feature releases, we could interfere with our end-customers’ purchases and disrupt the pricing environment for our new and legacy products, which could drive down our revenues and operating margins.
As a result of these and other risks, we may not be successful in modifying our current products or introducing new products in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results and prospects would be materially harmed.
Our gross margin will vary over time and may decline in the future.
Our gross margin was 67.3% and 67.2% for the six months ended June 30, 2017 and 2016, respectively. Our gross margin will vary over time, may be difficult to predict and may decline in future periods. Our gross margin also varies across our product lines and, therefore, a change in the mix of products our end-customers purchase in any period would likely have a significant impact on our overall gross margin in the period. We may face additional competition for these products, either by introduction of new products by new or existing competitors, or by our end-customers using lower-priced products, including our own, which are becoming increasingly more sophisticated.
When the exchange rate of the U.S. dollar relative to foreign currencies is strong, we may reduce pricing for our products outside the United States in order to maintain sales and revenue performance, or incur higher manufacturing costs, each of which would lower gross margins for those products.
The market for wireless networking products is also characterized by rapid innovation and declining average sales prices as products mature in the market place. Even if we are successful in launching new products, competition may continue to increase in the market segments in which we compete, which would likely result in increased pricing competition. To retain our average gross margin, we are required to continuously update our products and introduce new products and reduce our manufacturing costs and expenses, and we could fail to accomplish this. In addition, the sales prices for our products and services may decline for a variety of reasons, including sales strategy, competitive pricing pressures, customer demand, discounts, a change in the mix of products and services we sell, including seasonal changes in our end-customers’ ordering practices, anticipation of the introduction of new products or services and decisions by end-customers to defer purchases, or promotional programs. For example, in January 2017, we announced HiveManager Connect, a simplified version of HiveManager NG included as part of our new Aerohive Connect product line. Under the Aerohive Connect program, customers may purchase access points at lower list prices. Larger competitors, such as Cisco/Meraki, Hewlett-Packard/Aruba, Brocade/Ruckus, Ubiquiti Networks and Huawei, each with significantly greater financial, sales, engineering resources and/or more diverse product and service offerings, may reduce the price of their products or services that compete with ours or may bundle them with other products and services. If we do not similarly reduce our product manufacturing costs, or if we reduce our prices for such products or services in order to remain competitive, our gross margin and revenue will decline. Any such declines in our gross margins or revenue could have an adverse impact on the value of our common stock.
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
We announced in April 2015 a new relationship with Dell Inc., whereby Dell became a reseller of Aerohive’s Wi-Fi and cloud services. In February 2016, we announced a partnership with SYNNEX Corporation, as a value-added distributor of our products in the United States and Canada. To support these and other relationships, we will need to continue to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings, which could distract management’s attention and divert existing resources from our current business. We do not know if we will be successful in any of these efforts, or whether the level of success we achieve will justify the additional spending and specific investments and dedicated resources required. It will also take time for us to fully realize the benefits from our continued relationship with Dell. If our channel partners fail to effectively market, distribute and support our products, or if our channel strategy, or particular channel partner initiatives or investments, such as with Dell or others we may identify, are otherwise unsuccessful, our revenue performance and operating margin would be harmed, which could adversely affect the value of our common stock. In addition, increasing the significance to us of Dell as a channel partner, including through broader partner relationships, could undermine the success of our other channel partners or their willingness to continue to invest in and dedicate resources toward the marketing, distribution and support for our products, which could reduce the associated revenue we receive from them and our revenue overall.
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
We grant our value-added distributors, or VADs, limited stock rotation rights, which could require us to accept stock back from a VAD’s inventory under certain circumstances. Under certain agreements, a VAD may have or retain a right to return a portion of products which the VAD purchased, typically within the prior six months. We typically recognize revenue upon shipment to the end-customer; however, if we are required to accept returns of obsolete or slower-moving inventory, our costs would increase and our operating results could be harmed. If our forecasts were inaccurate we could have higher costs, lower revenue or otherwise suffer adverse financial consequences, including holding obsolete or slower moving inventory.
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
Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply and timing. Any manufacturing or shipping disruption by these third parties could severely impair our ability to fulfill orders. If we are unable to manage effectively our relationships with these third parties, or if these third parties suffer delays or manufacturing disruptions for any reason, experience increased manufacturing lead-times, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery and quality purposes, our ability to ship products to our end-customers would be severely impaired and our reputation and our relationship with our channel partners and end-customers would be seriously harmed. Additionally, labor unrest or disruption to trade or the expected movement of our product could delay delivery of our products by third parties, or by us to our channel partners and end-customers, which could significantly delay revenue or increase our costs and in ways we cannot currently anticipate. Any natural disaster, political instability, disruption in labor or foreign relationships could also disrupt our relationships with our manufacturers or delay their ability to timely deliver our products.
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
We have not currently identified and qualified other sources for certain of our components. If we lose any of our existing suppliers or licensors we could be required to transition to a new supplier or licensor, which could increase our costs, result in delays in the manufacturing and delivery and increase in the cost of our products or cause us to carry excess or obsolete inventory. Poor quality and delays in availability of any of the components in our products, including especially those with limited or sole sourcing, could also result in lost sales or lost sales opportunities. If the quality of the components does not meet our or our end-customers’ requirements, if we are unable to obtain components from our existing suppliers on commercially reasonable terms, or if any of our limited or solely sourced component suppliers ceases to remain in business or to continue to manufacture such components, we could be required to redesign our products in order to incorporate components or technologies from alternative sources. The resulting stoppage or delay in selling our products and the expense of securing and qualifying alternative sources or redesigning our products could result in significant manufacturing and development costs, delayed or lost sales opportunities and damage to customer relationships, which would adversely affect our reputation, business and operating results. For example, in August 2015, we announced that our AP250 and AP245X access points, which were our initial Wave 2 access point products, would not be commercially available until early 2016. This delayed release was due to delays in the products' development and the availability to us of a component part essential to our development and release of the products. Such as with the AP250 and AP245X access points, limited availability in component parts may affect the ability of our manufacturing partner and component suppliers to timely deliver sufficient quantities of a product to meet our demand and sales forecasts. There is a risk that existing or potential customers (including customers in our important education vertical) may elect not to purchase our products or defer purchases they otherwise would make of our products.
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
Our channel partners consist primarily of VADs and VARs. We believe that establishing and maintaining successful relationships with these channel partners are, and will continue to be, important to our financial success. Recruiting and retaining qualified channel partners and training them in our technology and product offerings require significant time, resources and investment. Additionally, we need to recruit and develop different qualified channel partners for different geographic regions and markets. To develop and expand our channel, we must continue to scale and improve our processes and procedures that support our channel partners, including investment in systems and training. Additionally, we will increasingly focus our resources and attention on those channel partners best able to help us meet our growth expectations. As a result, the total number of our channel partners over time may decline.
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
For example, we announced in April 2015 a new relationship with Dell Inc., whereby Dell became a reseller of Aerohive’s Wi-Fi and cloud services. In February 2016, we announced a partnership with SYNNEX Corporation as a value-added distributor of our products in the United States and Canada. To support these and other relationships, we are continuing to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings. It will take time for us to fully realize the benefits from these investments, including, specifically from our continued relationship with Dell. If we fail to maintain relationships with our channel partners, fail to develop new relationships with other channel partners, including in new markets, fail to manage, train or incentivize existing channel partners effectively, fail to provide channel partners with competitive products on attractive terms, or if these channel partners are not successful in their sales efforts, our revenue may decrease and our operating results could suffer. In addition, increasing the significance to us of Dell as a channel partner, including through broader partner relationships, could undermine the success of our other channel partners or their willingness to continue to invest in and dedicate resources toward the marketing, distribution and support for our products, which could reduce the associated revenue we receive from them and our revenue overall.
Our products are subject to U.S. export controls; where we fail to comply with these laws, we could suffer monetary or other penalties.

Our products are subject to U.S. export controls, specifically the Export Administration Regulations, and economic sanctions enforced by the Office of Foreign Assets Control. We incorporate standard encryption algorithms into our products, which, along with the underlying technology, we may export outside of the United States only with the required export authorizations, including by license, license exception or other appropriate government authorizations. Each of these authorizations may require us to file an encryption registration and classification request. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions. We take precautions to prevent our products and services from being exported in violation of these laws and, in many instances, we rely on our channel partners, in particular our VAD, VAR and MSP partners, to assure compliance when selling, distributing and/or using our products outside the United States. In certain instances, we have shipped encryption products prior to obtaining the required export authorizations and/or submitting the required requests, including a classification request and request for an encryption registration number. As a result, we previously filed a Voluntary Self Disclosure with the U.S. Department of Commerce’s Bureau of Industry and Security concerning these violations. A repeat of these past instances could result in monetary or other penalties assessed against us. Additionally, even though we take precautions to ensure that our channel partners comply with all relevant regulations, any failure by our channel partners to comply with such regulations could have negative consequences for us, including reputational harm, government investigations and penalties and interruptions in our ability to distribute and sell our products.

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
As a public company, we are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, to diligence, disclose and annually report whether our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. We have incurred and will continue to incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities, and we expect to incur additional costs in the future to comply with these disclosure requirements. We do not choose or contract directly with the component parts providers and do not have contracts with these component parts suppliers. We rely, instead, on our manufacturing partners to select, source, diligence and report to us the component parts within our products. This absence of any relationship between us and the component suppliers makes significantly more difficult our ability to determine and report whether our products contain conflict minerals. Consequently, we may face reputational harm if our channel partners incorrectly determine or report whether certain of our products contain minerals not determined to be conflict-free or if we are unable to alter our products, processes or sources of supply to avoid use of such materials.
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
Our success substantially depends on the continued service and performance of our senior management team and other key personnel, including, in particular, David K. Flynn, who is our Chief Executive Officer. Our employees, including our senior management team, are at-will employees, and therefore may terminate employment with us at any time with no advance notice. The loss of members of our senior management team or other key personnel, whether through resignation, illness, disability or death, our failure to attract replacement personnel, as needed, or the transition of newly hired senior management may significantly delay or prevent us from achieving our business objectives. In addition, if any of our executives or other key employees were to join a competitor or form a competing company, we could lose customers, suppliers, know-how and key personnel, and our business and product strategies and capabilities could be at risk and subject to disclosure, including to our competitors.

Our future success also depends on our ability to continue to attract, integrate and retain highly skilled personnel, especially skilled executives and sales and engineering employees. We have experienced in the past higher than normal turn-over, especially amongst our sales and engineering personnel, and continue to replace personnel where we think needed to improve our operations and product development capabilities and processes. We also continue to replace personnel as part of our ongoing performance and expense management initiatives. Turn-over is highly disruptive to our operations and has had and could continue to have an adverse effect on our revenue. In addition, competition for highly skilled personnel is frequently intense, especially in Silicon Valley, where we maintain our headquarters and a substantial operating and sales presence, and Hangzhou, China, where we currently maintain a significant research presence and highly skilled product development and engineering personnel. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our employees have become, or will soon become, vested in a substantial amount of stock or number of stock options. Our employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase or exercise prices. Conversely, the lack of performance in our stock price may also affect our ability to attract new employees or retain existing employees by decreasing the perceived value of any stock-based compensation we may offer or they may hold. Prolonged periods of low performance or volatility in our stock price could negatively impact our appeal as an employer, harm employee morale or increase employee turnover, including amongst our Silicon Valley and China-based employees. Any failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs may negatively impact our growth. Also, to the extent we hire personnel from our competitors, we may be subject to allegations that we have improperly solicited these employees, that they have divulged to us proprietary or other confidential information of their former employers, or that their former employers own their inventions or other work product. This may expose us to significant liability and litigation risk.
Our ability to sell our products is highly dependent on the quality of our support offerings, and our failure to offer high quality support would have a material adverse effect on our sales and results of operations.
Once our products are deployed, our end-customers depend on our support organization and support our channel partners provide to resolve any issues relating to our products. Our support delivery organization comprises employees in various geographic locations and an outside service provider, which provides general technical support to our end-customers. A high level of support is important for the successful marketing and sale of our products. If we do not effectively help our end-customers quickly resolve issues or provide effective ongoing support, it would adversely affect our ability to sell our products to existing end-customers as well as demand for continued support and renewal contracts, and could harm our reputation with existing and potential end-customers.
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
While we work to comply with all applicable privacy and data protection laws, regulations, standards, and codes of conduct, as well as our own privacy policies and contractual commitments to the extent possible, our failure to comply could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, demands that we modify or cease existing practices, damage to our reputation and loss of goodwill (both in relation to existing and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance and business. Privacy and data protection regulators within the United States, the European Union and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities. The GDPR provides for European Union regulators to be able to impose fines in some cases of the greater of €20 million or 4% of a company’s worldwide annual sales. Such fines are in addition to the rights of individuals to sue for damages in respect of any data privacy breach which has caused them to suffer loss. Such actions against our partners, including third-party providers of data analytics services, could also affect our operating performance, including demand for our products and cloud-managed solutions, and if these or other third-party vendors violate applicable laws or our policies, such violations may also put our end-customers’ information at risk and could in turn have a material and adverse effect on our business. Additionally, there is a risk that failures in systems designed to protect private, personal or proprietary data held by us will allow such data to be disclosed to or seen by others, resulting in potential regulatory investigations, enforcement actions or penalties, remediation obligations and/or private litigation by parties whose data were improperly disclosed. There is also a risk that we could be found to have failed to comply with U.S. or foreign laws or regulations regarding the collection, storage, handling, analysis, use, transfer, or disposal of such privacy, personal or proprietary data, or consent to the same, which could subject us to fines or other sanctions, as well as adverse reputational impact.
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
We derive a significant portion of our revenue from end-customers and channel partners outside the United States. For the six months ended June 30, 2017 and 2016, we attributed 37% and 43%, respectively, of our revenue to our international end-customers and channel partners. As of June 30, 2017, approximately 43% of our full-time employees were located outside of North America, with 25% located in China. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will continue to require significant management attention and our financial investment.
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
To the extent, we continue to expand our business globally, our success will depend, in large part, on our ability to effectively anticipate and manage these and other risks and expenses associated with our international operations. Political instability and uncertainty in the European Union and, in particular, Britain's recent decision to exit the European Union has slowed economic growth and created significant economic disruption and uncertainty in the region, which could continue to discourage near-term economic activity, including delay decisions to purchase Aerohive products. We believe this has had a significant and extended impact of our expected revenue from our European operations which, in particular has continued into 2017, as the terms and circumstances of Britain’s exit and its impact on other countries of the European Union are resolved. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, and business generally, adversely affecting our business, operating results and financial condition.
Our operations in certain emerging markets expose us to political, economic and regulatory risks.
Our growth strategy depends in part on our ability to expand our operations in emerging markets, including Asia Pacific, the Middle East and Africa, and Latin America. However, some emerging markets have greater political, economic and currency volatility, and greater vulnerability to infrastructure and labor disruptions than more-established markets. In many countries, outside of the United States, particularly those with emerging economies, it may be common for others to engage in business practices prohibited by laws and regulations with extraterritorial reach, such as the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act, or other local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials, including in connection with obtaining permits or engaging in other actions necessary to do business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition and results of operations.

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
Investments in technology by educational institutions in particular could be related to budgetary constraints unrelated to overall economic conditions, or may be magnified by unfavorable economic conditions. The purchase of our products or willingness to replace existing infrastructure are discretionary and highly dependent on a perception of continued rapid growth in consumer usage of mobile devices and, in many cases, involve a significant commitment of capital and other resources. In addition, our small and medium enterprise end-customers may also be more sensitive to adverse economic conditions than other potential customers, which could amplify the adverse impact of a deterioration of economic conditions. Therefore, weak economic conditions, uncertain availability of government funding, or a reduction in capital spending would likely adversely impact our business, operating results and financial condition. A reduction in spending on wireless network technology could occur or persist even if economic conditions improve.
In addition, if interest rates rise or U.S. dollar foreign exchange rates weaken for our international end-customers and channel partners, overall demand for our products and services could decline and related capital spending may be reduced. For example, when the exchange rate of the U.S. dollar to foreign currencies is strong, the price of our products outside the United States may become less competitive, reducing our sales or requiring us to lower pricing for our products outside the United States in order to maintain sales and revenue performance (thus also reducing our gross margins). Furthermore, any increase in the U.S. dollar-value of worldwide commodity prices may result in higher component prices for us and increased manufacturing and shipping costs, each of which may negatively impact our financial results.
U.S. and global political, credit and financial market conditions may negatively impact or impair the value of our current portfolio of cash, cash equivalents and short-term investments, including U.S. treasury securities and U.S.-backed investment vehicles.
Our cash, cash equivalents and short-term investments were $80.2 million as of June 30, 2017, which we held as money market funds, U.S. treasury securities, commercial paper and investment-grade corporate debt with Moody's and S&P ratings of A-/A3 or better. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Any deterioration in the U. S. and global credit and financial markets could cause losses or significant deterioration in the value of our cash, cash equivalents or possible investments. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents and possible investments, which may affect our ability to fund future obligations. Further, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our business, operating results and financial condition.
System security risks, data security incidents and cyber-attacks could compromise our or our end-customers’ information including proprietary information and end-customer information and disrupt our internal operations, which could cause our business and reputation to suffer and adversely affect our stock price.
In the ordinary course of business, we store sensitive data, as well as our proprietary business information and that of our end-customers, suppliers and business partners. The secure maintenance of this information, and our ability to protect our network from interruption or damage from unauthorized entry, computer viruses or other events beyond our control, is critical to our operations, and business strategy, reputation and, ultimately, our success as a business and value to our investors. While we believe, we use certain proven applications designed for data security and integrity, we are in the process of developing an information security program. Despite the implementation of security measures, our infrastructure or systems may be vulnerable to hackers, computer viruses, worms, malware, ransomware or other malicious software programs or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade public and private data networks.
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
We may make investments in complementary companies, products or technologies, or form partnerships or joint ventures with third parties. For example, in January 2016, we lent $1.5 million in cash in the form of a promissory note issued by a privately held company which provides Wi-Fi application and analytics, which converted into preferred shares of the privately held company in June 2017.
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
As a result of disclosure of information in filings required by us as a public company, our business and financial condition is more visible, which might result in threatened or actual litigation, including by competitors and other third parties. For example, we recently settled a class action law suit asserting that statements we made in conjunction with our initial public offering in March 2014 were false or misleading, or failed to include material information. We incurred significant expenses to defend this action and expended time and resources, including management resources, necessary to resolve it. Similar future litigation could harm our business and operating results.

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
On June 21, 2012, we entered into a revolving credit facility with Silicon Valley Bank, which we refer to, as amended, as our Revolving Credit Facility. As of June 30, 2017, we have $20.0 million drawn under the Revolving Credit Facility.
Our obligations under the Revolving Credit Facility are secured by substantially all of our property, other than our intellectual property. The Revolving Credit Facility contains customary negative covenants that limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets or engage in merger and acquisition activity, including merge or consolidate with a third party. The Revolving Credit Facility also requires us to maintain a liquidity ratio of not less than 1.25 to 1.00 and to demonstrate minimum cash balances and the absence of defined events of default in order to have access to the available borrowing. Our Revolving Credit Facility also contains customary affirmative covenants, including requirements to, among other things, deliver audited financial statements, and it contains customary events of default, subject to customary cure periods for certain defaults, which include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults arising from inaccuracy of representations and warranties. The Revolving Credit Facility also includes a default upon the occurrence of a material adverse change to our business.
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
Our main competitors include general networking infrastructure vendors, such as Cisco/Meraki, Hewlett-Packard/Aruba Networks and Arris Group/Ruckus Wireless, and others, such as Ubiquiti Networks and Huawei, whose broad networking portfolios may include enterprise mobility solutions they have developed or acquired or may acquire in the future. In addition, Cisco and Apple announced in August 2015 a collaboration to improve the performance and experience of Apple iOS-based products when used on Cisco networks and operating systems. Such vendors have significant sales and engineering resources and, along with the relationships they have formed, can offer customers and resellers a broader or more compelling portfolio of products and platform solutions than we can offer, which some customers may prefer, and can use their broader offerings to provide additional financial and technical incentives for customers to purchase their products. These companies may also expand their product offerings over time and, through such partnerships and acquisitions and with greater resources, are able more effectively and opportunistically to target emerging markets or market opportunities, becoming more difficult competitors for us. They are also able to develop broader suites of products, and provide a complete and integrated wired and wireless solution may be preferable to our end-customers. We expect competition to intensify in the future as companies introduce new products into our markets, consolidate or broaden their product offerings or from partnerships or collaborations, including amongst our competitors and partners, which expand the breadth and compatibility of their product offerings. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, our market share, any of which would likely seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, or if we are unable to differentiate our products and services successfully from those of our competitors, including our total cost of ownership, there could be a material and adverse effect on our competitive position, revenue and prospects for growth.
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
We rely on revenue from subscription and support services that may decline. Because we recognize revenue from subscriptions and support over the term of the relevant service period, downturns or upturns in sales are not immediately reflected in full in our operating results.
Subscription and support revenue, consisting of sales of new or renewal subscription and support and maintenance contracts, accounts for a significant portion of our revenue, comprising 25% and 18% of our total revenue for the six months ended June 30, 2017 and 2016, respectively. Our service revenue may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our offerings, the prices, pricing and changes in the scope of our offerings, the prices of products and services offered by our competitors and reductions in our end-customers’ spending levels. We are developing and implementing systems to enable us better to track and timely identify renewal opportunities. If our sales of new or renewal subscription and support and maintenance contracts decline, or we are not able to manage efficiently increased support transaction volumes, including renewals, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one, three or five years. As a result, much of the service revenue we report each fiscal quarter is the recognition of deferred revenue from service contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one fiscal quarter will not be fully reflected in revenue in that fiscal quarter but will continue to negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time and the associated revenue we recognize could be lower in any particular quarter.
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
Our products are subject to governmental regulations in a variety of jurisdictions. In order to achieve and maintain market acceptance, our products must continue to comply with these regulations as well as a significant number of industry standards. In the United States, our products must comply with various regulations defined by the Federal Communications Commission, or FCC, Underwriters Laboratories and others. We must also comply with similar international regulations in order for our products to be certified for use in such countries. For example, our wireless communication products operate through the transmission of radio signals and radio emissions are subject to regulation in the United States and in other countries in which we do business. In the United States, various federal agencies, including the Center for Devices and Radiological Health of the Food and Drug Administration, the FCC and various state agencies have promulgated regulations that concern the use of radio and electromagnetic emissions standards. Member countries of the European Union and individual countries in the Asia Pacific region have enacted similar standards concerning electrical safety and electromagnetic compatibility and emissions. In addition, our data analytics solutions, and the manner in which we collect, store, analyze, use or transmit end-customer data, increasingly may be subject to regulation under the Federal Trade Commission.

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
We protect our proprietary information and technology through licensing agreements, third-party nondisclosure agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the United States and similar laws in other countries. As of June 30, 2017, we held 38 patents issued and 56 applications pending in the United States (as well as certain foreign equivalents issued and applications pending outside the United States).
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
We continue to review our usage of open-source software in our products, and to analyze the impact of such usage on our products and business. We may not be able to identify all of the risks regarding our use of open-source software and what steps we will need to take to come into compliance with applicable license terms. Moreover, our implementation of tools and policies designed to monitor our ongoing use of open-source software in our products may not be adequate or entirely effective in all instances. Depending on our determination of the impact on our business of compliance with applicable open-source license requirements, we could be required to re-engineer certain aspects of our products and/or seek licenses from third parties. Our review to date has identified certain uses of third-party open-source software that, under the terms of applicable open-source licenses, will likely require us to provide certain additional notices, and to distribute and to offer to release certain of our source code under open-source software license terms, which we currently anticipate doing. We are also considering re-engineering of certain portions of our products to limit the scope of and potential impact on our business of such disclosure and licensing requirements going forward. Until we have completed our analysis, we will not know the full extent of such required disclosures or re-engineering efforts, or if and on what terms such alternative licenses could be available.
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
The trading price of our common stock has fluctuated substantially. From the date of our initial public offering in March 2014 through June 30, 2017, the high and low trading price for our common stock as reported by the New York Stock Exchange ranged between a high of $12.23 and a low of $3.43. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock, since you might not be able to sell your shares at or above the price you paid.
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
A small number of stockholders currently each holds more than 5% of our common stock. These stockholders include certain of our directors and executive officers, and their affiliates, but also stockholders with no affiliation with our company. The average daily trading volume in our stock is limited and any sales of our common stock by any of these stockholders (or, in the case where such stockholders are investment funds, distribution of our stock to their investors and their subsequent sale), could significantly increase trading volatility in and significantly lower the market price of our common stock, regardless of our actual operating performance.
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
In February 2016, our board of directors authorized a stock repurchase program. Under the program, we were authorized to repurchase shares of our common stock for an aggregate purchase price of up to $10 million. In August 2017, our Board of Directors extended this program through June 30, 2018. As of June 30, 2017, we had repurchased under this program 573,406 shares of our common stock at a total price of $3.2 million and average purchase price of $5.51 per share of our common stock. Approximately $6.8 million remains available as of June 30, 2017 for repurchases under this program. Although our board of directors authorized the program, we are not obligated to repurchase any minimum or specific number or dollar amount of shares. In addition, we may suspend or terminate the program at any time before its expiration as of June 30, 2018. Under the program, we may purchase shares of our stock from time to time, in the open market or through private transactions, subject to market conditions, in compliance with applicable state and federal securities laws. However, the timing and number of our share repurchases, if any, will depend upon several factors, including market and business conditions, the t rading price of our common stock and the nature of other investment opportunities available to us. We may also choose to defer or limit repurchases given other uses of our cash or our desire to preserve cash balances. In addition, our repurchases of common stock could affect the market price of our common stock or increase its volatility. For example, the existence of a share repurchase program could cause our share price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. We also cannot assure that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchase our stock, and short-term stock price fluctuations could reduce the program’s effectiveness.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of August 2017.

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