Form 10-Q
period 2017-09-30
AEROHIVE NETWORKS, INC
filed 2017-11-01
CIK 1372414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨ ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.001, outstanding as of October 27, 2017, was 53,598,569.

The Aerohive Networks design logo and the marks “Aerohive®,” “HiveManager®,” “HiveOS®,” “Aerohive ConnectTM,” “HiveManager ConnectTM,” “Aerohive SelectTM,” and “HiveCare SelectTM” are the property of Aerohive Networks, Inc. All Rights Reserved. This Quarterly Report on Form 10-Q contains additional trade names, trademarks and service marks of other companies.

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AEROHIVE NETWORKS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,949	$34,346
Short-term investments	49,064	42,408
Accounts receivable, net of allowance for doubtful accounts of $21 and $61 as of September 30, 2017 and December 31, 2016, respectively	17,186	26,190
Inventories	13,206	12,629
Prepaid expenses and other current assets	7,864	6,289
Total current assets	121,269	121,862
Property and equipment, net	7,005	9,008
Goodwill	513	513
Other assets	5,362	5,100
Total assets	$134,149	$136,483
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,709	$10,762
Accrued liabilities	8,976	9,300
Debt, current	—	20,000
Deferred revenue, current	36,761	31,727
Total current liabilities	55,446	71,789
Debt, non-current	20,000	—
Deferred revenue, non-current	35,732	34,177
Other liabilities	1,791	1,829
Total liabilities	112,969	107,795
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share - 25,000,000 shares authorized as of September 30, 2017 and December 31, 2016; no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, par value of $0.001 per share - 500,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 53,598,569 and 52,245,252 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	55	52
Additional paid–in capital	273,287	258,063
Treasury stock - 1,161,243 and 364,627 shares as of September 30, 2017 and December 31, 2016, respectively	(5,169)	(2,139)
Accumulated other comprehensive loss	(9)	(31)
Accumulated deficit	(246,984)	(227,257)
Total stockholders’ equity	21,180	28,688
Total liabilities and stockholders’ equity	$134,149	$136,483
See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Product	$26,750	$31,691	$85,666	$103,683
Subscription and support	10,318	8,678	30,053	24,445
Total revenue	37,068	40,369	115,719	128,128
Cost of revenue (1):
Product	9,408	10,070	28,760	32,922
Subscription and support	3,244	3,095	9,573	9,048
Total cost of revenue	12,652	13,165	38,333	41,970
Gross profit	24,416	27,204	77,386	86,158
Operating expenses:
Research and development (1)	9,260	10,685	28,032	31,457
Sales and marketing (1)	15,948	19,647	50,807	62,037
General and administrative (1)	5,700	6,515	17,486	22,135
Total operating expenses	30,908	36,847	96,325	115,629
Operating loss	(6,492)	(9,643)	(18,939)	(29,471)
Interest income	180	109	484	345
Interest expense	(135)	(115)	(412)	(351)
Other income (expense), net	(90)	22	(268)	128
Loss before income taxes	(6,537)	(9,627)	(19,135)	(29,349)
Provision for income taxes	75	85	369	298
Net loss	$(6,612)	$(9,712)	$(19,504)	$(29,647)
Net loss per share, basic and diluted	$(0.12)	$(0.19)	$(0.37)	$(0.59)
Weighted-average shares used in computing net loss per share, basic and diluted	53,683,727	50,818,710	53,070,863	49,920,630

(1) Includes stock-based compensation as follows:
Cost of revenue	$313	$431	$860	$1,024
Research and development	1,329	1,576	3,082	4,287
Sales and marketing	1,566	2,505	4,361	6,336
General and administrative	1,756	1,903	4,658	5,118
Total stock-based compensation	$4,964	$6,415	$12,961	$16,765
See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net loss	$(6,612)	$(9,712)	$(19,504)	$(29,647)
Unrealized gain (loss) on available-for-sale investments, net of tax	29	(18)	22	63
Comprehensive loss	$(6,583)	$(9,730)	$(19,482)	$(29,584)
See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(19,504)	$(29,647)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,371	2,665
Stock-based compensation	12,961	16,765
Other	(45)	280
Changes in operating assets and liabilities:
Accounts receivable, net	9,004	352
Inventories	(577)	(4,916)
Prepaid expenses and other current assets	(1,575)	901
Other assets	(262)	(93)
Accounts payable	(911)	(1,956)
Accrued liabilities	(329)	(1,239)
Other liabilities	93	400
Deferred revenue	6,589	6,147
Net cash provided by (used in) operating activities	7,815	(10,341)
Cash flows from investing activities
Purchases of property and equipment	(510)	(1,737)
Maturities of short-term investments	29,600	25,600
Purchases of short-term investments	(36,189)	(14,488)
Investment in privately held company	—	(1,500)
Net cash provided by (used in) investing activities	(7,099)	7,875
Cash flows from financing activities
Proceeds from exercise of vested stock options	723	815
Proceeds from employee stock purchase plan	2,390	2,890
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(1,070)	(941)
Payment to repurchase common stock	(3,030)	(2,139)
Payment on capital lease obligations	(126)	—
Net cash provided by (used in) financing activities	(1,113)	625
Net decrease in cash and cash equivalents	(397)	(1,841)
Cash and cash equivalents at beginning of period	34,346	45,741
Cash and cash equivalents at end of period	$33,949	$43,900
Supplemental disclosure of cash flow information
Income taxes paid	$295	$535
Interest paid	$424	$364
Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment purchases	$62	$1,529
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Aerohive Networks, Inc. was incorporated in Delaware on March 15, 2006, and, together with its subsidiaries (the "Company"), has designed and developed a leading cloud and enterprise Wi-Fi solution that enables the Company's customers to use the power of the Wi-Fi, cloud, analytics and applications to transform how they serve their customers. The Company's products include Wi-Fi access points, routers and switches required to build an edge-access network; a cloud services platform for centralized management; data collection and analytics; and applications that leverage the network to provide additional capabilities to the business and IT organizations. Together, these products, service platforms and applications create a simple, scalable, and secure solution to deliver a better-connected experience.
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
Recently Adopted Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2015-11, Simplifying the Measurement of Inventory, which replaced the lower of cost or market test with the lower of cost or net realizable value test. The Company adopted this standard in the first quarter of fiscal year 2017, with January 1, 2017 being the effective date of adoption. The adoption of this standard had no impact on the Company's consolidated financial statements for the periods presented and any prior periods.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted this standard in the first quarter of fiscal year 2017, with January 1, 2017 being the effective date of adoption. This standard eliminates the requirement to delay the recognition of excess tax benefits until they reduce current taxes payable. Under this standard, previously unrecognized excess tax benefits shall be recognized on a modified retrospective basis. However, as of January 1, 2017, this had no impact on our accumulated deficit as the related U.S. deferred tax assets were fully offset by a valuation allowance. Additionally, the Company elected to account for forfeitures as they occur rather than estimate expected forfeitures using a modified retrospective transition method. Accordingly, the Company recorded a cumulative-effect adjustment of $0.2 million to accumulated deficit as of January 1, 2017. Further, ASU 2016-09 requires excess tax benefits to be presented as a component of operating cash flows rather than financing cash flows. We elected to adopt this requirement prospectively and accordingly, prior periods have not been adjusted. Excess tax benefits were not material for all periods presented. The adoption of this standard did not have a material impact on the condensed consolidated financial statements for the three and nine months ended September 30, 2017.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from contracts with customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and most industry-specific guidance. This standard requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 deferring the effective date of this standard by one year to December 15, 2017, and, thus, the new standard will be effective for the Company on January 1, 2018. This standard may be adopted using either the full or modified retrospective methods. In April 2016 and May 2016, the FASB issued ASU 2016-10 and ASU 2016-12, respectively, which clarify guidance on identifying performance obligations, collectability criterion and noncash consideration. The Company preliminarily plans to adopt these standards on a full retrospective basis; however, the Company has not yet made a final decision on the adoption methodology and is currently in the process of determining the potential impact that these standards will have on the Company's consolidated financial statements. The Company has also identified and is in the process of implementing, appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new standard. While the Company cannot reasonably estimate the expected financial statement impact at this time, the Company believes the adoption of this new standard will have the most material impact on the way the Company accounts for arrangements with its stocking value-added distributors, or VADs. The Company currently defers the recognition of revenue and the cost of revenue from sales to these stocking VADs until the VADs have sold the products to their customers (known as “sell-through” revenue recognition). Under the new standard, the Company expects to recognize all revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), rather than deferring recognition until VADs report that they have sold the products to their customers (known as “sell-through” revenue recognition), provided that all other revenue recognition criteria have been met. The Company continues to assess all potential impacts of this ASU. Accordingly, its preliminary conclusions may change.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in Topic 840. This standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The standard also requires qualitative and quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including the Company's significant judgments and changes in judgments. This standard is effective beginning in fiscal year 2019. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. An impairment charge will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company plans to adopt this standard in 2021 when it becomes effective.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash equivalents in money market funds. The Company maintains short-term investments in U.S. treasuries, corporate securities, agency securities and commercial paper.
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
The percentages of revenue from a consolidated group of entities (VAD A and VAD B) greater than 10% of total consolidated revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
VAD A	17.3%	14.0%	15.4%	13.8%
VAD B	36.9%	19.2%	24.6%	11.0%

The percentages of receivables from VAD A, VAD B and an individual entity VAD C greater than 10% of total consolidated accounts receivable were as follows:

	September 30,	December 31,
	2017	2016
VAD A	23.5%	22.4%
VAD B	27.5%	14.4%
VAD C	—%	15.3%

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
The Company classified its cash equivalents and short-term marketable investments within Level 1 and Level 2 in the fair value hierarchy as of September 30, 2017 and December 31, 2016, respectively. Level 1 assets include highly liquid money market funds that are included in cash equivalents. The Company classifies these instruments within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. Level 2 assets include U.S. treasuries, corporate securities, agency securities and commercial paper. The Company classifies these instruments within Level 2 of the fair value hierarchy because they are valued based on pricing obtained from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model driven valuations using observable market date or inputs corroborated by observable market data. The Company classifies these instruments as short-term investments unless their maturities are three months or less when purchased, in which case the Company includes them in cash and cash equivalents. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency, which the Company obtains from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets.
As of September 30, 2017, the Company held an investment in a privately held company, which the Company classified as a Level 3 investment in the fair value hierarchy (Note 3).
The components of the Company’s Level 1 and Level 2 assets are as follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cash equivalents	Short-term investments
	(in thousands)
Level 1:
Money market funds	9,911	—	9,911	9,911	—
	$9,911	$—	$9,911	$9,911	$—
Level 2:
U.S. treasuries	29,974	(5)	29,969	5,997	23,972
Corporate securities	11,151	(4)	11,147	—	11,147
Commercial paper	13,945	—	13,945	—	13,945
	$55,070	$(9)	$55,061	$5,997	$49,064
Total	$64,981	$(9)	$64,972	$15,908	$49,064

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cash equivalents	Short-term investments
	(in thousands)
Level 1:
Money market funds	25,244	—	25,244	25,244	—
	$25,244	$—	$25,244	$25,244	—
Level 2:
U.S. treasuries	22,516	(19)	22,497	—	22,497
Corporate securities	7,353	(12)	7,341	—	7,341
Commercial paper	12,570	—	12,570	—	12,570
	$42,439	$(31)	$42,408	$—	42,408
Total	$67,683	$(31)	$67,652	$25,244	$42,408
All short-term investments the Company held as of September 30, 2017 and December 31, 2016, contractually mature within one year from these respective dates.
Unrealized gains and losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, the Company does not intend to sell, and it is not more likely than not that the Company would be required to sell, these investments before recovery of their cost basis. As a result, there was no other-than-temporary impairment for these investments as of September 30, 2017 and December 31, 2016.
3. CONSOLIDATED BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)
Deferred sales commissions, current portion	$3,489	2,932
Prepaid expenses	3,113	2,032
Other	1,262	1,325
Total prepaid expenses and other current assets	$7,864	$6,289
Property and Equipment, net
Property and equipment, net consists of the following:

		September 30,	December 31,
	Estimated Useful Lives	2017	2016
		(in thousands)
Computer and other equipment	3 years	$1,902	$1,920
Manufacturing, research and development laboratory equipment	3 years	4,543	4,314
Software	2 to 5 years	8,217	8,217
Office furniture and equipment	3 to 7 years	2,065	2,070
Leasehold improvements	shorter of useful life or lease term	1,008	1,008
Construction in progress		78	—
Property and equipment, gross		17,813	17,529
Less: Accumulated depreciation and amortization		(10,808)	(8,521)
Property and equipment, net		$7,005	$9,008
The software category includes the capitalized internal-use software for the Company's cloud service platform. In April 2015, the Company completed and launched the next generation of its cloud services platform, and began to amortize these capitalized costs to cost of subscription and support revenue on a straight-line basis over an estimated useful life of the software of five years.
Depreciation and amortization expense was $0.7 million and $0.9 million for the three months ended September 30, 2017 and 2016, respectively, and $2.4 million and $2.7 million for the nine months ended September 30, 2017 and 2016, respectively.
Office furniture and equipment classified under capital lease was $1.2 million at September 30, 2017 and December 31, 2016 respectively, and the related accumulated depreciation was $0.4 million and $0.2 million at September 30, 2017 and December 31, 2016 respectively.
Other assets
Other assets consist of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)
Deferred sales commissions, non-current portion	$3,332	$3,115
Investment in privately held company	1,500	1,500
Other	530	485
Total other assets	$5,362	$5,100
In January 2016, the Company paid $1.5 million in cash to purchase a convertible note issued by a privately held company, which provides Wi-Fi application and analytics. In June 2017, the convertible note and accrued interest on the note converted into shares of preferred stock of the privately held company and the note was cancelled. The accrued interest on the note was immaterial for any period. The Company currently has no significant voting rights, investor rights or influence over the privately held company. Since the investment has no readily determinable market value, the Company has categorized it as a Level 3 asset in the fair value hierarchy. As of September 30, 2017, the investment is carried at the value of original principal and the Company reviews such carried value quarterly for indicators of other-than-temporary impairment. The Company did not recognize an impairment for the three months ended September 30, 2017 and 2016, respectively, as there were no identified events or changes in circumstances that might have a significant adverse impact on the carrying values of the investment. Since the Company does not intend to liquidate this investment in the next 12 months, the Company has classified the investment as other assets on the condensed consolidated balance sheet.
Accrued Liabilities
Accrued liabilities consist of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)
Accrued compensation	$7,423	$7,230
Accrued expenses and other liabilities	1,073	1,445
Warranty liability, current portion	480	625
Total accrued liabilities	$8,976	$9,300
Deferred Revenue
Deferred revenue consists of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)
Products	$4,207	$1,220
Subscription and support	68,286	64,684
Total deferred revenue	72,493	65,904
Less: current portion of deferred revenue	36,761	31,727
Non-current portion of deferred revenue	$35,732	$34,177
Warranty Liability
The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Beginning balance	$930	$1,034	$975	$978
Charges to operations	141	142	492	515
Obligations fulfilled	(247)	(124)	(586)	(331)
Changes in existing warranty	(11)	(53)	(68)	(163)
Total product warranties	$813	$999	$813	$999
Current portion	$480	$660	$480	$660
Non-current portion	$333	$339	$333	$339
Changes in existing warranty reflect a combination of changes in expected warranty claims and changes in the related costs to service such claims.
4. DEBT
Financing Agreements
In June 2012, the Company entered into a revolving credit facility with Silicon Valley Bank (the "Revolving Credit Facility"). The Revolving Credit Facility is collateralized by substantially all of the Company’s property, other than intellectual property. Since January 1, 2016, the Revolving Credit Facility bears interest rate at the lesser of (i) LIBOR rate plus 1.75% or (ii) prime rate minus 1.0%. In March 2017, the Company further amended the Revolving Credit Facility to extend the maturity date by two years and reduce the minimum cash requirements. The weighted-average interest rate of the Revolving Credit Facility was 3.09% and 2.35% for the three months ended September 30, 2017 and 2016, respectively, and 2.85% and 2.36% for the nine months ended September 30, 2017 and 2016, respectively.
The Revolving Credit Facility contains customary negative covenants which, unless waived by the bank, limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets or engage in merger and acquisition activity, including merge or consolidate with a third party. The Revolving Credit Facility also requires the Company to maintain a minimum adjusted quick ratio of 1.25 to 1.00 and a minimum cash balance with the bank as of the last day of each month of $35.0 million and to demonstrate the absence of defined events of default in order to assure full access to the available borrowing. The Revolving Credit Facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults due to inaccuracy of representation and warranties. Upon an event of default, the lender may declare all or a portion of the outstanding obligations payable by the Company to be immediately due and payable and exercise other rights and remedies provided for under the Revolving Credit Facility. During the existence of an event of default, interest on the obligations under the Revolving Credit Facility could be increased by 5.0%. As of September 30, 2017, the Company was in compliance with these covenants.
The Revolving Credit facility currently provides, among other things, (i) a maturity date of March 31, 2019; and (ii) a revolving line up to $20.0 million, subject to certain conditions.
As of September 30, 2017, $20.0 million remains outstanding under the Revolving Credit Facility, and is classified as non-current liabilities in the condensed consolidated balance sheet.
5. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company currently leases its main office facility in Milpitas, California, which lease is set to expire in June 2023. In addition, the Company leases office space for its subsidiaries in the United Kingdom, the Netherlands, Korea and China under non-cancelable operating leases that expire at various times through August 2021. The Company has also entered into various lease agreements in other locations in the United States and globally to support its sales and research and development functions.
The Company recognizes rent expense on a straight-line basis over the respective lease period. Future minimum lease payments by year under operating leases as of September 30, 2017 are as follows:

Amount
Year Ending December 31,	(in thousands)
2017 (remaining three months)	$364
2018	1,809
2019	1,417
2020	1,084
2021	1,081
Thereafter	1,438
Total	$7,193
Rent expense was $0.5 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and was $1.5 million and $1.9 million for the nine months ended September 30, 2017 and 2016, respectively.

Capital Lease Obligations
The Company has certain office furniture and equipment that are classified under capital leases. The terms of the capital leases range from three years to seven years. The interest expense is immaterial in any particular period. Future minimum lease payments by year under capital lease obligations as of September 30, 2017 are as follows:

Amount
Year Ending December 31,	(in thousands)
2017 (remaining three months)	$47
2018	185
2019	176
2020	172
2021	169
Thereafter	245
Total	$994
Less: current portion of capital lease obligations	185
Non-current portion of capital lease obligations	$809
Manufacturing Commitments
The Company subcontracts with manufacturing companies to manufacture its hardware products. The contract manufacturers procure components based on non-cancelable orders the Company places with them. If the Company cancels all or part of an order, the Company is liable to the contract manufacturers for the cost of the related components they purchased under such orders.
As of September 30, 2017 and December 31, 2016, the Company had manufacturing commitments with contract manufacturers for inventory totaling approximately $5.4 million and $9.5 million, respectively.
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

•
Linex Technologies, or Linex, filed on March 19, 2013 a complaint in the U.S. District Court, Southern District of Florida, asserting that some or all of the Company’s products infringe U.S. Patents Nos. #6,493,377, or the ‘377 Patent, and #7,167,503, or the ’503 Patent. The Company filed an answer and counterclaims for declaratory judgment against Linex asserting that the Company’s products do not infringe the ‘377 and ‘503 Patents, and that the ‘377 and ‘503 Patents are, in any case, invalid and not enforceable. The Company separately filed with the U.S. Patent and Trademark Office, or the PTO, petitions to initiate reexamination of the ‘377 and ‘503 Patents, which petitions the PTO granted. In the PTO reexaminations, all claims under the ‘377 and '503 Patents have been rejected and Linex has appealed the final rejections of the claims. This case is currently stayed pending the reexaminations.

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

The Company is also currently engaged in separate litigation by a former employee, who has asserted claims that Company, in conjunction with his termination (a) discriminated against him on the basis of his race and national origin, (b) retaliated against him for complaints about discrimination, and (c) retaliated against him for complaints in connection with a vendor contract.  Aerohive has denied all liability.  The case is proceeding to binding arbitration, and the arbitration hearing is currently scheduled for November 2017. If the former employee prevails, he may be awarded his attorney fees and may recover punitive damages against the Company. The parties have agreed to participate in mediation prior to the arbitration.  If the case does not settle in mediation, Aerohive intends to defend itself vigorously at the arbitration.
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
6. STOCKHOLDERS' EQUITY
Common Stock reserved for Future Issuance
As of September 30, 2017, the Company had the following reserved shares of common stock for future issuance:

September 30,
2017
Common stock reserved for future grant under the 2014 Equity Incentive Plan	7,473,429
Common stock reserved for future purchase under the 2014 Employee Stock Purchase Plan	2,012,431
Options and Restricted Stock Units issued and outstanding	9,254,272
Total reserved shares of common stock for future issuance	18,740,132
7. STOCK-BASED COMPENSATION
2014 Equity Incentive Plan
On March 26, 2014, the Company's 2014 Equity Incentive Plan ("2014 Plan") became effective. On March 27, 2014, the Company terminated its earlier 2006 Global Share Plan ("2006 Plan"), added all reserved-but-unissued shares under the 2006 Plan to the 2014 Plan and rolled into the 2014 Plan all shares underlying stock awards granted under the 2006 Plan that otherwise would return to the 2006 Plan. The Company may not grant additional awards under the 2006 Plan, but the 2006 Plan will continue to govern outstanding awards previously granted under the 2006 Plan.
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
In January 2017, the Company effected an increase of 2,612,263 shares reserved under the 2014 Plan. As of September 30, 2017, the Company had 7,473,429 total shares of common stock reserved and available for grant under the 2014 Plan.
The following table summarizes the total number of shares available for grant under the 2014 Plan as of September 30, 2017:

Shares Available for Grant

Balance, December 31, 2016	5,116,753
Authorized	2,612,263
Options granted	—
Options canceled	1,436,112
Awards granted	(3,287,665)
Awards canceled	1,595,966
Balance, September 30, 2017	7,473,429
Stock Options
The following table summarizes the information about outstanding stock option activity:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2016	6,219,774	$6.15	6.42	$6,056
Options granted	—	—
Options exercised	(409,065)	1.73
Options canceled	(1,436,112)	7.74
Balance, September 30, 2017	4,374,597	$6.04	6.07	$2,732
Options exercisable, September 30, 2017	3,439,751	$5.81	5.57	$2,732
The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2016 was $3.03 and $3.15 per share, respectively, and the aggregate grant-date fair value of the Company's stock options granted during the three and nine months ended September 30, 2016 was $0.1 million and $3.0 million, respectively. There were no options granted during the three and nine months ended September 30, 2017.
The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2017 and 2016, was $0.03 million and $0.9 million, respectively, and during the nine months ended September 30, 2017 and 2016 was $1.2 million and $1.6 million, respectively. The intrinsic value for each share underlying an option represents the difference between the option exercise price per share and the closing stock price of a share of the Company’s common stock. The total grant-date fair value of the options vested during the three months ended September 30, 2017 and 2016 was $0.7 million and $1.4 million, respectively, and during the nine months ended September 30, 2017 and 2016 was $2.6 million and $5.9 million, respectively.
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

The following is a summary of the Company’s RSU activity and related information for the three months ended September 30, 2017:

	Restricted Stock Units Outstanding
	Shares	Weighted-Average Grant-Date Fair Value Per Share

Balance, December 31, 2016	4,365,670	$6.23
Awards granted	3,287,665	4.96
Awards vested	(1,453,616)	5.92
Awards canceled	(1,320,044)	6.14
Balance, September 30, 2017	4,879,675	$5.49

The weighted-average grant-date fair value of RSUs granted during the three months ended September 30, 2017 and 2016 was $4.66 and $6.09 per share, respectively, and during the nine months ended September 30, 2017 and 2016 was $4.96 and $6.23, respectively. The aggregate grant-date fair value of RSUs granted during the three months ended September 30, 2017 and 2016 was $0.4 million and $1.0 million, respectively, and during the nine months ended September 30, 2017 and 2016 was $16.3 million and $19.9 million, respectively. The aggregate fair value of shares vested as of the respective vesting dates during the three months ended September 30, 2017 and 2016 was $1.7 million and $4.1 million, respectively, and during the nine months ended September 30, 2017 and 2016 was $6.3 million and $10.0 million, respectively.
The number of RSUs vested during a particular period includes shares that the Company withheld during the period on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as determined by the Company. During the three months ended September 30, 2017 and 2016, the Company withheld 180,345 and 60,638 shares of stock, respectively, for an aggregate value of $0.6 million and $0.4 million, respectively. During the nine months ended September 30, 2017 and 2016, the Company withheld 275,922 and 156,186 shares of stock, respectively, for an aggregate value of $1.1 million and $0.9 million, respectively. The Company returned such withheld shares to the 2014 Plan, which were then available under the plan terms for future issuance.
The number of RSUs granted includes 378,644 shares of performance-based restricted stock units ("PBRSUs") that the Company granted to certain executives in the first quarter of fiscal year 2017 pursuant to the 2014 Plan. Each PBRSU represents the right to receive one share of the Company's common stock upon vesting, subject to the Company's achievement of certain performance conditions. At each reporting period, the Company assesses the probability of the number of these PBRSUs expected to vest based on its achievement of the performance condition.

The number of RSUs granted also includes 358,000 shares of market-based restricted stock units (MBRSUs) that the Company granted to certain executives in June 2017 pursuant to the 2014 Plan. Each MBRSU represents the right to receive one share of the Company's common stock upon vesting subject to the Company's achievement of certain stock price targets. The Company estimated the fair value of the MBRSUs using the Monte Carlo option-pricing model as of the date of grant as the MBRSUs contain both market and service conditions. The weighted-average grant-date fair value of these MBRSU's was $4.18 per share. The Company will record the total expense related to all of the MBRSUs on a graded-vesting method over the estimated term.
2014 Employee Stock Purchase Plan
The 2014 Employee Stock Purchase Plan ("ESPP") is a ten-year plan, effective in March 2014. The ESPP authorizes the Company to issue shares of common stock pursuant to purchase rights it grants to its employees and those of its designated subsidiaries. In January 2017, the Company effected an increase of 1,000,000 shares reserved under the ESPP. As of September 30, 2017, the Company had 2,012,431 total shares of common stock reserved and available for issuance under the ESPP.
Under the ESPP, the Company grants stock purchase rights to all eligible employees, currently covering a one-year offering period ending December 1, 2017, with purchase dates at the end of each interim six-month purchase period. Employees purchase shares using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The ESPP currently has a reset provision: If the closing price of the Company’s common stock on the last day of any purchase period during an offering period is lower than the closing sales price on the first day of the related offering period, that offering period will terminate upon the purchase of shares for such purchase period and participants will be automatically re-enrolled in the immediately following offering period. As a result, the reference price for purposes of determining the purchase price of shares for subsequent purchase periods for all participants of the new offering period resets to such lower price. No participant may purchase more than $25,000 worth of common stock in any calendar year, or 5,000 shares of common stock in any six-month purchase period. For the nine months ended September 30, 2017 and 2016, the Company issued 563,174 and 646,278 shares under the ESPP plan, respectively. The Company did not issue any shares under the ESPP during the three months ended September 30, 2017 and 2016 respectively.
Stock Repurchase Program
In February 2016, the Company's board of directors authorized a stock repurchase program of up to $10.0 million, with stock purchases made from time to time in compliance with applicable securities laws in the open market or in privately negotiated transactions. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements and capital availability. The authorization does not require the purchase of any minimum number of shares, and the Company may suspend, modify or discontinue the program at any time without prior notice. In August 2017, our board of directors extended this program to June 30, 2018. During the nine months ended September 30, 2017, the Company repurchased a total of 796,616 shares of its common stock on the open market at a total cost of $3.0 million with an average price per share of $3.80. During the nine months ended September 30, 2016, the Company repurchased a total of 364,627 shares at a total cost of $2.1 million with an average price per share of $5.87.
As of September 30, 2017, we had repurchased under this program 1,161,243 shares of our common stock at a total price $5.2 million with an average purchase price $4.45 per share of our common stock. Approximately $4.8 million remains available as of September 30, 2017 for repurchases under this program.
Determination of Fair Values
Weighted-average assumptions for the Company's stock options granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options:
Expected term (in years)	N/A	5.85	N/A	5.78
Expected volatility	N/A	53.18%	N/A	55.09%
Risk free interest rate	N/A	1.15%	N/A	1.49%
Weighted-average assumptions to value MBRSUs under the Monte Carlo model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
MBRSUs:
Expected volatility	N/A	N/A	46%	53%
Risk free interest rate	N/A	N/A	1.45%	1.07%
Weighted-average assumptions to value employee stock purchase rights under the Black-Scholes model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
ESPP purchase rights:
Expected term (in years)	0.50 - 1.00	0.50 - 2.00	0.50 - 1.00	0.50 - 2.00
Expected volatility	34% - 39%	35% - 55%	34% - 39%	35% - 55%
Risk free interest rate	0.60% - 1.07%	0.07% - 0.51%	0.60% - 1.07%	0.07% - 0.51%

Stock-based Compensation Expense
The total stock-based compensation the Company recognized for stock-based awards in the consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue	$313	$431	$860	$1,024
Research and development	1,329	1,576	3,082	4,287
Sales and marketing	1,566	2,505	4,361	6,336
General and administrative	1,756	1,903	4,658	5,118
Total stock-based compensation	$4,964	$6,415	$12,961	$16,765
The following table presents stock-based compensation expense by award-type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Stock Options	$652	$1,336	$2,355	$3,667
Restricted Stock Units	3,945	4,353	9,408	11,044
Employee Stock Purchase Plan	367	726	1,198	2,054
Total stock-based compensation	$4,964	$6,415	$12,961	$16,765
As of September 30, 2017, unrecognized stock-based compensation related to outstanding stock options, RSUs and ESPP purchase rights, was $3.1 million, $22.1 million and $0.3 million, respectively, which the Company expects to recognize over weighted-average periods of 1.61 years, 2.01 years and 0.17 years, respectively.
8. NET LOSS PER SHARE
The Company calculates basic and diluted net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive.
The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except for share and per share data)
Numerator:
Net loss	$(6,612)	$(9,712)	$(19,504)	$(29,647)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	53,683,727	50,818,710	53,070,863	49,920,630
Net loss per share:
Basic and diluted	$(0.12)	$(0.19)	$(0.37)	$(0.59)
The Company excluded the following period-end outstanding common stock equivalents from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of September 30,
	2017	2016
Shares of common stock issuable under the Equity Incentive Plan	9,254,272	11,557,330
Employee Stock Purchase Plan	431,153	392,029
Total	9,685,425	11,949,359

9. INCOME TAXES
The provision for income taxes was approximately $0.1 million and $0.1 million, respectively, for the three months ended September 30, 2017 and 2016 and was $0.4 million and $0.3 million, respectively, for the nine months ended September 30, 2017 and 2016. The provision for income taxes consisted primarily of state taxes and foreign income taxes.
For the three and nine months ended September 30, 2017 and 2016, the provision for income taxes differed from the statutory amount primarily due to the Company's maintaining a full valuation allowance against the U.S. net deferred tax assets, partially offset by foreign and state taxes.
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
The Company's realization of deferred tax assets depends on future taxable income, the existence and timing of which is uncertain. Based on the Company’s history of losses, management has determined it cannot conclude that it is more likely than not that the deferred tax assets will be realized and, accordingly, management has placed a full valuation allowance against its domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits, as of September 30, 2017 and December 31, 2016, respectively.
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
The following table represents the Company's revenue based on the billing address of the respective channel partners:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Americas	$22,613	$25,732	$75,672	$78,777
Europe, Middle East and Africa	11,141	10,538	31,371	34,695
Asia Pacific	3,314	4,099	8,676	14,656
Total revenues	$37,068	$40,369	$115,719	$128,128
     Included within Americas in the above table is revenue from sales in the United States of $21.0 million and $24.0 million, respectively, for the three months ended September 30, 2017 and 2016, and $70.1 million and $74.2 million, respectively, for the nine months ended September 30, 2017 and 2016. Aside from the United States, no country comprised 10% or more of the Company's total revenue for each of the three months ended September 30, 2017 and 2016, respectively.
Property and equipment, net by location is summarized as follows:

	September 30,	December 31,
	2017	2016
	(in thousands)
United States	$5,929	$7,685
People's Republic of China	901	1,096
United Kingdom	175	227
Total property and equipment, net	$7,005	$9,008
11. SUBSEQUENT EVENTS
On November 1, 2017, we announced that our Board of Directors has increased to $20 million the purchase authority under our existing Share Repurchase Program. As of the date of this report, $14.8 million remains available for future repurchases under the share repurchase program. We also announced the departure of Thomas Wilburn, who was our Senior Vice President, Worldwide Field Operations. There were no material severance costs associated with his departure. In addition, we announced that we had entered an OEM agreement with Dell EMC to deliver Aerohive's Wi-Fi access point hardware and HiveManager NG cloud services platform. The agreement includes joint sales, marketing, support services and logistic investments, and will combine Aerohive's technology with Dell EMC's go-to-market and support capabilities through Dell EMC sales teams, Dell EMC channel partners, and Dell EMC services offerings. There were no transactions under this OEM agreement for the period ended September 30, 2017.

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
For the three months ended September 30, 2017, our revenue was $37.1 million, a decline of $3.3 million, compared to $40.4 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017 and 2016, our revenue was $115.7 million and $128.1 million, respectively. In the three months ended September 30, 2017 and 2016, our net losses were $6.6 million and $9.7 million, respectively, and for the nine months ended September 30, 2017 and 2016, our net losses were $19.5 million and $29.6 million, respectively. We have yet to achieve profitability in any quarter.
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
We continue to believe we have a unique market opportunity based on our ability to deliver unified Wi-Fi, switch and router solutions operating on a single, unified management platform, with subscription-based SaaS solutions and data analytics, at a low entry and operating cost, and the ability to tailor and expand based on each user's needs. We have developed a cloud-based services platform to provide network management and support additional value-added applications. HiveManager NG, the newest version of our network management application, provides a single management interface that customers use to configure network policies, monitor and troubleshoot performance, manage access and security, and run reports on network operations. We will continue to sell and support the older version of HiveManager. However, our focus is to continue to transition our business to HiveManager NG and make our cloud-services platform and applications available to customers in either a subscription-based public cloud or on-premises private cloud deployment. We announced in January 2017, HiveManager Connect, a simplified version of HiveManager NG included as a part of our new Aerohive Connect product line. Under the Aerohive Connect program, customers may purchase a less complex, connectivity-oriented solution at attractive entry-point pricing. Aerohive Connect customers can expand their Connect deployment, as needed, and can add subscriptions or licenses to upgrade to our full-featured Select offering and premium support services. In May 2017, we announced that our Aerohive Connect and Select offerings are available across our entire portfolio of access points and switches. We believe that separating our product line into these two offerings delivers compellingly priced cloud-managed hardware for connectivity-oriented deployments and enables us to capture more subscription and software license revenue from those customers who require a more advanced feature set and support. In November 2017, we announced that we had entered an OEM agreement with Dell EMC to deliver Aerohive's Wi-Fi access point hardware and HiveManager NG cloud services platform. The agreement includes joint sales, marketing, support services and logistic investments, and will combine Aerohive's technology with Dell EMC's go-to-market and support capabilities through Dell EMC sales teams, Dell EMC channel partners, and Dell EMC services offerings.
Our business is seasonal, with our product revenue typically decreasing in our first quarter but sequentially increasing from our fiscal first to second quarter. This has generally been due to annual budget cycles in the enterprise and spending seasonality in the education verticals. The buying cycle for K-12 schools in the United States historically has driven strong sequential growth for us in the second quarter, which we also see typically carry over from our second to our third quarter. We also historically have seen a sequential increase in revenue from our third to our fourth quarter due to end-of-year spending by enterprise customers.
The seasonal variations in demand for our products and services in the education vertical continue to make it more difficult for us to predict revenue from our education vertical during a particular period during the year. For example, on February 14, 2017, we announced our revenue results for our fourth quarter of fiscal year 2016, which was below the revenue outlook we had provided for the period in November 2016. Similarly, on November 1, 2017, we announced our revenue results for our third quarter of fiscal year 2017, which was below the revenue outlook we had provided for the period in August 2017.
We believe that the significantly slower pace of order volume in our education vertical in the third and fourth quarters of our fiscal year 2016, specifically due to slower pace of funding approvals under the federal E-Rate program, was one of the primary drivers of lower-than-expected order volume and revenue performance in our third quarter and our lowered revenue outlook for our fourth quarter. We also believe that we introduced our new HiveManager NG product to some of our larger and more complex customers before its feature set was able to fully address their requirements, which resulted in elongated sales cycles and reduced revenue opportunities, which specifically contributed to our lower revenue performance in the fourth quarter and our outlook for the first quarter of our fiscal year 2017. We believe that the lower-level of E-Rate funded transactions and lengthier sales cycle associated with our HiveManager NG offering continued to affect our revenue opportunities and operating results in 2017, including in our third quarter. In addition, the third quarter of our fiscal year 2017 was the first full quarter that our customers could choose between our Connect and Select offerings. The rate at which shipments of our Connect business convert to revenue differs significantly from shipments of our Select business. Further, it is difficult to estimate the percentage of our customers who will choose our subscription offerings versus our perpetual license offerings. We believe that our difficulty to predict the specific mix of Connect and Select shipments and the mix of subscription and perpetual license offerings, during the quarter also added uncertainty to our operating results for this quarter.
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

Results of Operations
The following table sets forth our results of operations for the periods presented, in dollars (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Product	$26,750	$31,691	$85,666	$103,683
Subscription and support	10,318	8,678	30,053	24,445
Total revenue	37,068	40,369	115,719	128,128
Cost of revenue(1):
Product	9,408	10,070	28,760	32,922
Subscription and support	3,244	3,095	9,573	9,048
Total cost of revenue	12,652	13,165	38,333	41,970
Gross profit	24,416	27,204	77,386	86,158
Operating expenses:
Research and development(1)	9,260	10,685	28,032	31,457
Sales and marketing(1)	15,948	19,647	50,807	62,037
General and administrative(1)	5,700	6,515	17,486	22,135
Operating loss	(6,492)	(9,643)	(18,939)	(29,471)
Interest income	180	109	484	345
Interest expense	(135)	(115)	(412)	(351)
Other income (expense), net	(90)	22	(268)	128
Loss before income taxes	(6,537)	(9,627)	(19,135)	(29,349)
Income tax provision	75	85	369	298
Net loss	$(6,612)	$(9,712)	$(19,504)	$(29,647)
(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue	$313	$431	$860	$1,024
Research and development	1,329	1,576	3,082	4,287
Sales and marketing	1,566	2,505	4,361	6,336
General and administrative	1,756	1,903	4,658	5,118
Total stock-based compensation expense	$4,964	$6,415	$12,961	$16,765

The following table sets forth our results of operations for the periods presented, as a percentage of our total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Product	72%	79%	74%	81%
Subscription and support	28	21	26	19
Total revenue	100	100	100	100
Cost of revenue:
Product	25	25	25	26
Subscription and support	9	8	8	7
Total cost of revenue	34	33	33	33
Gross profit	66	67	67	67
Operating expenses:
Research and development	25	26	25	25
Sales and marketing	43	49	44	48
General and administrative	16	16	15	17
Operating loss	(18)	(24)	(17)	(23)
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other income (expense), net	—	—	—	—
Loss before income taxes	(18)	(24)	(17)	(23)
Income tax provision	—	—	—	—
Net loss	(18)%	(24)%	(17)%	(23)%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenues:
Product	$26,750	$31,691	$(4,941)	(16)%	$85,666	$103,683	$(18,017)	(17)%
Subscription and support	10,318	8,678	1,640	19%	30,053	24,445	5,608	23%
Total revenue	$37,068	$40,369	$(3,301)	(8)%	$115,719	$128,128	$(12,409)	(10)%

Percentage of revenues:
Product	72%	79%			74%	81%
Subscription and support	28%	21%			26%	19%
Total	100%	100%			100%	100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue by geographic region:
Americas	$22,613	$25,732	$(3,119)	(12)%	$75,672	$78,777	$(3,105)	(4)%
EMEA	11,141	10,538	603	6%	31,371	34,695	(3,324)	(10)%
APAC	3,314	4,099	(785)	(19)%	8,676	14,656	(5,980)	(41)%
Total revenue	$37,068	$40,369	$(3,301)	(8)%	$115,719	$128,128	$(12,409)	(10)%

Percentage of revenue by geographic region:
Americas	61%	64%			65%	62%
EMEA	30%	26%			27%	27%
APAC	9%	10%			8%	11%
Total	100%	100%			100%	100%

Revenue decreased $3.3 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, and decreased $12.4 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to a decrease in product revenue, partially offset by an increase in software and subscriptions revenue.
The decrease in our product revenue of $4.9 million and $18.0 million in the three and nine months ended September 30, 2017, respectively, compared to the same periods last year. The decrease in product revenue for the three months ended September 30, 2017 was primarily due to a decrease in list prices of our hardware products related to our Connect and Select offerings. The decrease in product revenue for the nine months ended September 30, 2017, was primarily due to lower unit shipments and a decrease in list prices of our hardware products related to our Connect and Select offerings.
The increase in our subscription and support revenue of $1.6 million and $5.6 million in the three and nine months ended September 30, 2017, respectively, compared to the same periods last year, was primarily due to an increase in sales of PCS and SaaS, including our HiveManager NG cloud-management platform, and our recognition of deferred revenue in the respective periods.
The Americas and EMEA accounted for the majority of our total revenue in the respective periods. The decrease in revenue in our APAC region for the three and nine months ended September 30, 2017 was primarily due to a decline in unit shipments in that region during the respective periods.
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
Cost of Subscription and Support Revenue.  Our cost of subscription and support revenue primarily includes personnel costs, including stock-based compensation, certain allocated facilities information technology infrastructure costs, costs associated with our provision of PCS and SaaS and datacenter costs. Our cost of subscription and support revenue also includes amortization of capitalized costs related to HiveManager NG, our internally developed, next-generation cloud-services platform, which we completed and launched in April 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of revenues:
Product	$9,408	$10,070	$(662)	(7)%	$28,760	$32,922	$(4,162)	(13)%
Subscription and support	3,244	3,095	149	5%	9,573	9,048	525	6%
Total cost of revenues	$12,652	$13,165	$(513)	(4)%	$38,333	$41,970	$(3,637)	(9)%
Cost of revenue decreased $0.5 million and $3.6 million for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016, respectively. We primarily attribute the decrease in our cost of product revenue for the three months ended September 30, 2017 to changes in the mix of the products we sold in the period. We primarily attribute the decrease in our cost of product revenue for the nine months ended September 30, 2017 to a decrease in unit shipments and changes in the mix of products we sold in the period. We primarily relate the increase in our cost of subscription and support revenue to an increase in software and services revenue and an increase in the cost of our cloud operations.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Amount	GM	Amount	GM	Amount	GM	Amount	GM
	(dollars in thousands)				(dollars in thousands)
Gross margin:
Product	$17,342	64.8%	$21,621	68.2%	$56,906	66.4%	$70,761	68.2%
Subscription and support	7,074	68.6%	5,583	64.3%	20,480	68.1%	15,397	63.0%
Total gross margin	$24,416	65.9%	$27,204	67.4%	$77,386	66.9%	86,158	67.2%
Total gross margin decreased from 67.4% to 65.9% for the three months ended September 30, 2017 and decreased from 67.2% to 66.9% for the nine months ended September 30, 2017, as compared to the same periods in the prior year primarily due to a decrease in list prices of our hardware products, accompanied by an increase in software and subscription prices related to our Connect and Select offerings.

Product gross margin decreased from 68.2% to 64.8% for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, and decreased from 68.2% to 66.4% for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The decrease in our product gross margin was primarily due to a decrease in list prices of our hardware products related to our Connect to Select strategy and the mix of product we sold in the period. As a result of our planned pricing shift related to our Connect to Select strategy which shifted revenue from hardware products and increased our subscription and support deferred revenue. Subscription and support gross margin increased from 64.3% to 68.6% for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, and increased from 63.0% to 68.1% for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The increase in our subscription and support gross margin was primarily due to higher growth in our subscription and support revenue than our related cost of delivering these subscription and support services, which was partially due to an increase in our software and subscription pricing.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$9,260	$10,685	$(1,425)	(13)%	$28,032	$31,457	$(3,425)	(11)%
% of revenue	25%	26%			25%	25%

Research and development expense decreased $1.4 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The decrease was primarily due to a decrease of $0.7 million in personnel and related costs, a decrease of $0.2 million in stock-based compensation expense, and a decrease of $0.5 million in other expenses primarily due to decrease in professional services, depreciation expense, travel and facilities expenses.

Research and development expense decreased $3.4 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The decrease was primarily due to a decrease of $1.2 million in stock-based compensation expense, a decrease of $0.8 million in engineering expenses related to product certifications, a decrease of $0.6 million in professional services, a decrease of $0.5 million in personnel and related costs and a decrease of $0.3 million in depreciation expense.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$15,948	$19,647	$(3,699)	(19)%	$50,807	$62,037	$(11,230)	(18)%
% of revenue	43%	49%			44%	48%

Sales and marketing expense decreased $3.7 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The decrease was primarily due to decreases of $1.7 million in personnel and related costs and $0.9 million in stock-based compensation, due to lower headcount, and a decrease of $1.1 million in other expenses, primarily due to lower spending on marketing programs, travel and entertainment and professional services.

Sales and marketing expense decreased $11.2 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The decrease was primarily due to decreases of $6.5 million in personnel and related costs and $2.0 million in stock-based compensation, each due to lower headcount, a decrease of $0.9 million in facilities expenses, and the remaining decrease of $1.8 million in other expenses primarily due to lower spending on marketing programs, travel and entertainment and professional services.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
General and administrative	$5,700	$6,515	$(815)	(13)%	$17,486	$22,135	$(4,649)	(21)%
% of revenue	16%	16%			15%	17%
General and administrative expense decreased $0.8 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The decrease was primarily due to a decrease of $0.5 million in personnel and related costs primarily due to lower headcount, a decrease of $0.3 million in professional services due to a decrease in consulting and litigation settlement expenses.
General and administrative expense decreased $4.6 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The decrease was primarily due to a decrease of $1.3 million in personnel and related costs and $0.5 million in stock-based compensation primarily due to lower headcount, a decrease in litigation settlement expense of $1.4 million, related to our class action complaint related to our Form S-1 filing, a decrease of $0.8 million in professional services and a decrease of $0.9 million in expenses related to our headquarter relocation offset by $0.3 million in allocated facilities expenses.
Interest Income

Our interest income primarily consists of interest earned on our cash, cash equivalents and short-term investments. We have invested our cash in money-market funds and other short-term, high quality investments. Historically, our interest income has not been material.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest income	$180	$109	$71	65%	$484	$345	$139	40%
Interest income increased for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016, primarily due to income earned on our short-term investments.
Interest Expense

Our interest expense consists primarily of interest on our indebtedness.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest expense	$(135)	$(115)	$(20)	17%	$(412)	$(351)	$(61)	17%
The change in our interest expense was not significant.
Other Income (expense), Net

Our other income, net primarily consists of gains and losses from foreign currency exchange transactions.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$(90)	$22	$(112)	(509)%	$(268)	$128	$(396)	(309)%
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$75	$85	$(10)	(12)%	$369	$298	$71	24%
The change in our provision for income taxes primarily related to foreign and state income taxes and was not significant. As of September 30, 2017 and December 31, 2016, respectively, we maintained a full valuation allowance against our domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits.
Liquidity and Capital Resources
As of September 30, 2017, we had cash and cash equivalents of $33.9 million and short-term investments of $49.1 million. $81.6 million of our cash, cash equivalents and short-term investments were held within the United States.
In June 2012, we entered into the Revolving Credit Facility with Silicon Valley Bank, which matures on March 31, 2019. We have been using the amount drawn under the Revolving Credit Facility for working capital and general corporate purposes. As of September 30, 2017, we had $20.0 million of outstanding debt, under the Revolving Credit Facility, and we were in compliance with all covenants under our loan agreement. See Note 4 to the Condensed Consolidated Financial Statements included in this Form 10-Q for more information about our debt.
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
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$7,815	$(10,341)
Net cash provided by (used in) investing activities	(7,099)	7,875
Net cash provided by (used in) financing activities	(1,113)	625
Net decrease in cash and cash equivalents	$(397)	$(1,841)
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
For the nine months ended September 30, 2017, cash provided by operating activities was $7.8 million as a result of non-cash charges of $15.3 million and a net change of $12.0 million in our net operating assets and liabilities offset by our net loss of $19.5 million. Non-cash charges consisted primarily of stock-based compensation of $13.0 million and depreciation and amortization expense of $2.4 million. The net change in our net operating assets and liabilities was primarily due to a $1.6 million increase in prepaid expenses and other current assets, $0.9 million decrease in accounts payable, $0.6 million increase in cash used for inventory purchases, $0.3 million decrease in accrued liabilities and $0.3 million increase in other asset, partially offset by a $9.0 million decrease in accounts receivable primarily due to the timing of shipments and a $6.6 million increase in deferred revenue. Our days sales outstanding, or DSO, was 43 days as of September 30, 2017, which we calculate by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter. The decrease in DSO to 43 days as compared to 51 days for the same period last year is primarily due to the timing of shipments.
For the nine months ended September 30, 2016, cash used in operating activities was $10.3 million as a result of our net loss of $29.6 million, and a net change of $0.4 million in our net operating assets and liabilities, partially offset by non-cash charges of $19.7 million. Non-cash charges consisted primarily of stock-based compensation of $16.8 million and depreciation and amortization expense of $2.7 million. The net change in our net operating assets and liabilities was primarily due to a $4.9 million increase in cash used for inventory purchases, $2.0 million decrease in accounts payable and $1.2 million decrease in accrued liabilities, partially offset by a $0.4 million decrease in accounts receivable, $0.9 million increase in prepaid expenses and other current assets and a $6.1 million increase in deferred revenue as a result of an increase in sales of PCS and SaaS. Our DSO was 51 days as of September 30, 2016.
Investing Activities
Our investing activities have primarily consisted of purchases of property and equipment, an investment in a privately held company and purchases and sales of marketable securities.
For the nine months ended September 30, 2017, cash used in investing activities was $7.1 million, primarily attributable to cash used for purchases of marketable securities of $36.2 million, and cash used for purchases of property and equipment of $0.5 million, relating primarily to manufacturing and research and development lab equipment, offset by maturities of marketable securities of $29.6 million.
For the nine months ended September 30, 2016, cash provided by investing activities was $7.9 million, primarily attributable to maturities of marketable securities of $25.6 million, offset by cash used for purchases of marketable securities of $14.5 million, cash used to purchase an investment in a privately held company of $1.5 million, and cash used for purchases of property and equipment of $1.7 million, relating primarily to manufacturing and research and development lab equipment.
Financing Activities

Our financing activities have primarily consisted of proceeds from and repayments against our Revolving Credit Facility, proceeds from our employees' exercises of stock options and proceeds from employee purchases under our stock purchase plan offset by our repurchases of treasury shares.
For the nine months ended September 30, 2017, cash used in financing activities was $1.1 million, primarily as a result of $3.0 million cash used for repurchases of treasury shares and $1.1 million of cash used to satisfy our estimate of minimum employee tax withholding requirements on vesting of restricted stock units, offset by $2.4 million in proceeds from employee purchases under our stock purchase plan and $0.7 million in proceeds from our employees' exercises of stock options.
For the nine months ended September 30, 2016, cash provided by financing activities was $0.6 million, primarily as a result of $2.9 million in proceeds from employee purchases under our stock purchase plan, $0.8 million in proceeds from exercise of stock options offset by $2.1 million cash used for repurchases of treasury shares and $0.9 million of cash used to satisfy our estimate of minimum employee tax withholding requirements on vesting of restricted stock units.
Off-Balance Sheet Arrangements
Through September 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, short-term investments and our outstanding debt obligations. We had cash, cash equivalents and short-term investments of $83.0 million and $76.8 million as of September 30, 2017 and December 31, 2016, respectively. We held these amounts primarily in bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant.
We have outstanding debt of $20.0 million as of September 30, 2017, consisting of our borrowing under our Revolving Credit Facility. The Revolving Credit Facility bears interest at a variable rate.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable-assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In February 2017, we indicated that we have taken actions to reduce our ongoing operating expenses that we believe positions us to achieve non-GAAP operating profitability at $45 million quarterly revenue. We may subsequently take actions which could raise or lower the level of quarterly revenue we would need to achieve non-GAAP profitability in any period. Nonetheless, we have a history of losses. We have never achieved GAAP profitability on a quarterly or annual basis, and we cannot predict with certainty whether or when we might be profitable in the foreseeable future, even at these revenue levels. We experienced net losses on a GAAP basis of $44.2 million, $36.9 million and $19.5 million for fiscal years 2015, 2016 and the nine months ended September 30, 2017, respectively. As of September 30, 2017, our accumulated deficit was $247.0 million. We expect to continue to incur expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel: specifically, personnel costs relating to sales, marketing and engineering, and investments in channel and product development and support. As such, we may not control our expenses sufficiently to achieve operating profitability on a non-GAAP basis even if we achieve quarterly revenue in the indicated range. If we fail to increase our revenue and manage our cost structure, we may not achieve or sustain profitability in the future. Once achieved, we may not be able to sustain or increase our profitability, at all or at levels our investors or industry analysts expect, or we may choose to continue to make investments in our operations which we feel will promote long-term growth but which will reduce near-term profitability. This could also require us to continue to use available cash to support our investments and ongoing operations. As a result, our business and prospects, and how investors view and value our common stock, would be harmed.

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

•
our ability to hire, train, develop, integrate and retain a sufficient number of skilled sales and engineering employees to support our continued growth, including, specifically, in Silicon Valley and Hangzhou, China, and to replace turn-over of our employees in these functions and locations;

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

•
our ability to develop and make more productive relationships with our channel and strategic partners, including specifically Dell, Inc., and such partners’ ability to effectively develop sales opportunities for us and distribute our products;

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

The effects of these factors, individually or in combination, create unpredictability in our operating results, our ability to forecast those results and our ability to achieve those forecasts. As a result, you should not rely on our past results as an indication of our future performance and comparing our operating results on a period-to-period basis, or anticipating our future results based on our public forecasts, may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of our investors or financial analysts for any period. We may release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, based on management predictions, which are necessarily speculative in nature. Our guidance may vary, and has varied, materially from actual results. For example, on February 14, 2017, we announced our revenue results for our fourth quarter of fiscal year 2016, which was below the revenue outlook we had provided for the period in November 2016. Similarly, on November 1, 2017, we also announced our revenue results for out third quarter of fiscal year 2017, which was below the guidance range we provided in August 2017 and below the estimates of financial analysts at that time for the period. In each of these instances, we believe that lower-than-expected U.S. education business during the quarters was a primary driver of our lower revenue performance and outlook. In addition, revenue for the third quarter of fiscal 2017 was also impacted by the challenges in forecasting the mix of Connect and Select sales, and estimating the percentage of customers who will choose our subscription offerings versus our perpetual license offerings. If our revenue or operating results, or the rate of growth of our revenue or operating results, fall below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated revenue or earnings forecasts. Our failure to meet our own or other publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but fall short of analyst or investor expectations, could cause our stock price to decline and expose us to costly lawsuits, including securities class action suits. Such litigation against us could impose substantial costs and divert management’s attention and resources.
Our results are subject to quarterly seasonal variances, which make it difficult to compare or forecast our financial results on a quarter-by-quarter basis.
Our revenue fluctuates on a seasonal basis, which affects the comparability of our results between periods. For example, our total revenue has historically decreased from our fourth quarter to the first quarter of our next fiscal year due to seasonal buying patterns and budget cycles within both our education vertical and general enterprise end-customers. Demand in the education vertical tends to be weakest in the first and fourth quarters. However, we also historically have seen a sequential increase in end-of-year purchases by enterprise customers in our fourth quarter, which we believe is mainly due to an expectation to complete purchases within their calendar-year budget cycle. These seasonal variations are difficult to predict accurately and at times may be entirely unpredictable. In addition, the typical sequential expansion of our operating performance from the first quarter to the second quarter can create execution, delivery and product support challenges in subsequent quarters. Our ability to sustain that expansion in subsequent quarters, particularly in our less-developed sales territories, or where we have experienced recent turn-over, introduces additional risk into our business and our ability to accurately provide our own publicly stated revenue and earnings forecasts. In addition, we rely upon forecasts of end-customer demand to build inventory in advance of anticipated sales. We believe our seasonal business pattern has become more difficult to predict, making it more difficult for us to forecast product demand, inventory requirements and our financial results, including on a quarter-to-quarter basis. Moreover, part of our strategy is to increase our sales in non-education verticals, and if the mix of products we sell in any particular period changes the seasonal nature of our revenue may change in an unpredictable way, which could increase the volatility of both our financial results and stock price.
The market and demand for our products and services may not develop as we expect.
Our revenue for the nine-month period ended September 30, 2017 decreased 10% compared to the same period in 2016. Our year-over-year revenue grew 12% from 2015 to 2016, 10% from 2014 to 2015, 28% from 2013 to 2014 and 50% from 2012 to 2013. The slowing rate of our revenue growth may continue, and may even become negative, as the general demand for wireless networking in the industry verticals that we target, or demand for our products in particular, may grow at a slower rate than we anticipate or not at all.
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
In January 2017, we announced HiveManager Connect, a simplified version of HiveManager NG included as part of our new Aerohive Connect product line designed for customers with less complex connectivity-oriented requirements. Under the Aerohive Connect program, customers may purchase access points with a simplified version of HiveManager, and community/email-based customer support, at lower list prices. Aerohive Connect customers can expand their Connect deployment, as needed, and can add subscriptions or licenses to upgrade to our full-featured Select offering and premium support services. In May 2017, we announced that our Aerohive Connect and Select offerings are available across our entire portfolio of access points and switches. We believe that separating our product line into these two offerings delivers compellingly priced cloud-managed hardware for connectivity-oriented deployments and enables us to capture more subscription and software license revenue from those customers who require a more advanced feature set and support. This program may reduce our revenue, or the rate of our revenue growth, as purchasers take advantage of the lower entry pricing for our products. In addition, it is unclear whether our customers will choose the simplified Connect product offering, even at the lowest list prices offered, as an alternative to our current offering, or whether we will be able to manage the transition amongst our customers and in our market to our Connect offering.
In addition, the rate at which shipments of our Connect business convert to revenue differs significantly from shipments of our Select business. It is difficult for us to predict for any period the mix of Connect and Select shipments. As such, even if we accurately forecast the total shipments for our products and services, the ultimate mix between Connect and Select shipments can lead to a significantly different revenue we will recognize in the period which could bring volatility and uncertainty to our operating results. The third quarter of our fiscal year 2017 was the first full quarter that our customers could choose between these two offerings. We believe that this difficulty to predict the specific mix of Connect and Select shipments during the quarter added uncertainty to our operating results for this quarter.
Furthermore, if our competitors offer services or provide technologies or application platforms superior to our current cloud-managed platform, or the new products and services we introduce, alone or as part of a more-integrated offering or at reduced pricing, it would have a material adverse effect on our business, operating results and financial condition. As a result, demand for our products, services and applications may not continue to develop as we anticipate, or at all. In addition, if new customers do not purchase our Connect products, or having purchased our Connect products they do not also purchase subscriptions to our Select offering, or if our existing customers migrate toward Connect products without also continuing to purchase our Select services and support offerings, in each case at all or at the levels greater than we assume, our overall revenue, operating performance and margins could decline, perhaps significantly, making more difficult our ability to demonstrate growth and achieve profitability at expected revenue levels, and the value of our stock could decline.
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

Purchases made by schools before April 1, 2015 were not eligible for E-Rate funding and actual E-Rate funding was not released to schools and libraries to fund transactions until after July 1, 2015. In order to be eligible for funding during a particular annual funding cycle the schools and libraries must then receive a Funding Commitment Decision Letter. We believe that based on the availability of this federal funding end-customers in the education vertical typically defer purchases until they secure E-Rate funding and receive a specific funding commitment letter. As a result, we believe that beginning in 2015, E-Rate amplified the historical sequential decline in product revenue we previously experienced from the fourth quarter into the first quarter and shifted spending from the first half of the year into the second half of the year, and even into the following year. We believe that in our fiscal year 2015, this caused increased seasonal variations in demand for our products and services in the education vertical, making it more difficult to forecast our operating performance and achieve revenue and other operating results based on those forecasts. For example, the sales results for our first fiscal quarter 2015 were below expectations, primarily due to a pause in demand in U.S education business due to such various aspects and timing of the federal E-Rate program. We also saw K-12 spending shift during the 2015 annual funding cycle from the first half of the year into the second half of the year, and into our fiscal year 2016 as well.

USAC also experienced significant administrative challenges during 2016 E-Rate cycle, that led them to extend the period for schools to submit Form 471 funding requests, and that led many schools to abandon their Form 470 bid requests or not submit their Form 471 funding requests in the first instance. Further, USAC continues to report significant delays in its ability to process and fund such requests, causing the pace of release of approved funds and resulting availability of those funds to schools to continue to be significantly reduced. For example, the Federal Communications Commission publicly acknowledged USAC's continuing management of the E-Rate program by letter dated April 18, 2017, noting serious and persistent flaws in critical E-Rate processes which have caused persistent delays in funding commitments to schools and libraries.

On February 14, 2017, we announced our revenue results for our fourth quarter fiscal year 2016, which were below the revenue outlook we had provided for the period in November 2016. On November 1, 2017, we also announced our revenue results for our third quarter of fiscal year 2017, which was below the guidance range we provided in August 2017 and below the estimates of financial analysts at that time for the period. We believe that the significantly slower pace of E-Rate funding approvals we experienced was one of the primary drivers of our weaker-than-expected order volume and lower revenue performance and lowered revenue outlook for these periods. In addition, the third quarter of our fiscal year 2017 was the first full quarter that our customers could choose between our Connect and Select offerings. The rate at which shipments of our Connect business convert to revenue differs significantly from shipments of our Select business. Further, it is difficult to estimate the percentage of our customers who will choose our subscription offerings versus perpetual license offerings. We believe that our difficulty to predict the specific mix of Connect and Select shipments and the mix of subscription and perpetual license offerings,during the quarter also added uncertainty to our operating results for this quarter.

We expect these delays, deferrals and lower levels of E-Rate-funded transactions to continue through 2017 and into 2018. These are specific examples of the many factors which add additional uncertainty to our future revenue from our educational end-customers.
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

Developing our products is challenging and involves substantial commitment of resources and significant development risk. Each phase in our product development presents serious risks of failure, rework or delay, any one of which could impact the timing and cost-effective development of products, and each of which could affect our ability to take advantage of a business opportunity or could jeopardize end-customer acceptance of the product. Compared to our larger and longer-established competitors, our ability to develop and timely deliver new products and product functionality is limited. We also have experienced in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. For example, we are currently bringing to market the next-generation versions of our Wi-Fi products, including our .11ax, SD-WAN and SD-LAN portfolio of products, such as the AP122x and TrackIP link-state monitoring and verification capabilities, and our HiveManager NG cloud-services platform providing cloud-delivered network management applications and on-premises network management, as well as supporting data structures, analytics and APIs. We also recently announced programs to develop new data analytics services and API platforms. These are complex technical undertakings and subject to many variables and risks of delay. Our timeline to transition new and existing end customers fully to HiveManager NG and make our cloud-services platform and applications available to customers in either a subscription public cloud or on-premises private cloud deployment has been delayed and we are now targeting completion for late-2017. This development timeline has also delayed our ability to demonstrate full feature and functional compatibility of this platform across certain other products, including specifically our new switch products. This affected revenue from our switch products which we expected in the second half of our fiscal year 2016 and into 2017.
If we fail to develop new products, product enhancements applications or services, or fail effectively to manage the transition of our end-customers to these new products, product enhancements, applications or services, or our end-customers or potential end-customers do not perceive our products, product enhancements, applications or services to have compelling technical or cost-based advantages, our business and prospects could be adversely affected, particularly if our competitors are able to introduce solutions at lower prices and/or with increased functionality. In addition, our introduction of new or enhanced products requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices, and ensure that new products can be timely delivered to meet our end-customers’ demand and to limit inventory obsolescence. For example, in January 2017, we announced HiveManager Connect, a simplified version of HiveManager NG included as part of our new Aerohive Connect product line designed for customers with less complex connectivity-oriented requirements. Under the Aerohive Connect program, customers may purchase access points with a simplified version of HiveManager, and community/email-based customer support, at lower list prices. Aerohive Connect customers can expand their Connect deployment, as needed, and can add subscriptions or licenses to our full-featured Select offering and premium support services. In May 2017, we announced that our Aerohive Connect and Select offerings are available across our entire portfolio of access points and switches. We believe that separating our product line into these two offerings delivers compellingly priced cloud-managed hardware for connectivity-oriented deployments and enables us to capture more subscription and software license revenue from those customers who require a more advanced feature set and support. This program may reduce our revenue, or the rate of our revenue growth, as purchasers take advantage of the lower entry pricing for our products. In addition, it is unclear whether new customers will purchase our Connect products, or having purchased our Connect products will also purchase subscriptions to our Select offering, or whether our existing customers will continue to purchase our Select services and support offerings, in each case at all or at the levels we assume. If our customers, both new and existing, choose the simplified and lower-priced Connect product offering, as an alternative to our Select offering, we could see a shift in the mix of these product offerings, thus reducing overall revenue, gross margins and ability to achieve profitability. Further, after delivering new products we may identify and must then timely address performance issues as the products are used in the field in a particular environment or at a scale which we could not replicate or did not anticipate during development. For example, we believe that we introduced our new HiveManager NG product to some of our larger and more complex customers before its feature set was able fully to address their requirements, which resulted in elongated sales cycles and reduced revenue opportunities, which specifically contributed to our lower revenue performance in the fourth quarter and our outlook for the first quarter of our fiscal year 2017. We believe that the lengthier sales cycle associated with our HiveManager NG offering, and its impact on our revenue opportunities and operating results, has continued in 2017. Our end-customers may also defer decisions to purchase our existing products in anticipation of our expected release of a next-generation product. We also may not correctly anticipate customer interest in or demand for our data analytics services or API platforms, or our customers may expect that we provide these additional services as part of our existing product support (and at no cost to them or incremental revenue to us). If we do not carefully manage the timing of our new products or product feature releases, and effectively support the new products and product feature releases, we could interfere with our end-customers’ purchases and disrupt the pricing environment for our new and legacy products, which could drive down our revenues and operating margins.
As a result of these and other risks, we may not be successful in modifying our current products or introducing new products in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results and prospects would be materially harmed.

Our gross margin will vary over time and may decline in the future.
Our gross margin was 66.9% and 67.2% for the nine months ended September 30, 2017 and 2016, respectively. Our gross margin will vary over time, may be difficult to predict and may decline in future periods. Our gross margin also varies across our product lines and, therefore, a change in the mix of products our end-customers purchase in any period would likely have a significant impact on our overall gross margin in the period. We may face additional competition for these products, either by introduction of new products by new or existing competitors, or by our end-customers using lower-priced products, including our own, which are becoming increasingly more sophisticated.
When the exchange rate of the U.S. dollar relative to foreign currencies is strong, we may reduce pricing for our products outside the United States in order to maintain sales and revenue performance, or incur higher manufacturing costs, each of which would lower gross margins for those products.
The market for wireless networking products is also characterized by rapid innovation and declining average sales prices as products mature in the market place. Even if we are successful in launching new products, competition may continue to increase in the market segments in which we compete, which would likely result in increased pricing competition. To retain our average gross margin, we are required to continuously update our products and introduce new products and reduce our manufacturing costs and expenses, and we could fail to accomplish this. In addition, the sales prices for our products and services may decline for a variety of reasons, including sales strategy, competitive pricing pressures, customer demand, discounts, a change in the mix of products and services we sell, including seasonal changes in our end-customers’ ordering practices, anticipation of the introduction of new products or services and decisions by end-customers to defer purchases, or promotional programs. For example, in January 2017, we announced HiveManager Connect, a simplified version of HiveManager NG included as part of our new Aerohive Connect product line. Under the Aerohive Connect program, customers may purchase access points at lower list prices. Larger competitors, such as Cisco/Meraki, Hewlett-Packard/Aruba, Brocade/Ruckus, Ubiquiti Networks and Huawei, each with significantly greater financial, sales, and engineering resources and/or more diverse product and service offerings, may reduce the price of their products or services that compete with ours or may bundle them with other products and services. If we do not similarly reduce our product manufacturing costs, or if we reduce our prices for such products or services in order to remain competitive, our gross margin and revenue will decline. Any such declines in our gross margins or revenue could have an adverse impact on the value of our common stock.
As a result of being a public company, we need to further develop and maintain our internal control over financial reporting. If our internal control over financial reporting is not effective, it may adversely affect investor confidence in our company.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting, which would include a disclosure of any material weaknesses our management identifies in our internal control over financial reporting.
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
We cannot be certain that we will not discover, or that we will timely discover, material weaknesses or control deficiencies in the future. If our remediation efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting of trading of our common stock on the New York Stock Exchange, or cause the trading price of our common stock to decline. If we are unable to conclude that our internal control over financial reporting is effective or, if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls when it is required to do so by the applicable rules, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. We would also be in violation of certain covenants under our debt facilities, which could accelerate payment obligations and/or increase our borrowing costs significantly.

In order to generate revenue growth, we must service our existing customers while also continuing to identify and secure revenue from new customers.
A substantial portion of our revenue is from existing end customers. However, our revenue growth is dependent upon our ability to identify and secure new customers who will provide additional revenue going forward. We believe our rate of customer acquisition may have slowed. Because our sales cycles for new customers typically are several quarters, our future revenue may be negatively impacted by lower new customer acquisition levels. Lower customer acquisition rates may continue to affect for several quarters our ability to generate revenue growth. We primarily look to our channel partners to identify and secure new customer opportunities. Unless we are able, through these partnerships, to increase our rate of customer acquisition, our rate of revenue growth and actual revenue performance may fall short of investor expectations and analyst forecasts, which would cause the price of our stock to decline.
Our products utilize cloud-managed solutions, and our future growth relies in significant part in continued demand for cloud-managed solutions and our ability to develop and deliver such services.
Most of our end-customers utilize our cloud-managed networking platform to access our applications through the Internet, rather than access our application through a physical device or virtual machine that our end-customers host on their premises. As our business grows, we must increase the capacity of our cloud-managed solutions and continue to develop new and innovative solutions that meet the needs of our end-customers. Demand for our cloud-managed solutions could decline if we are not able to offer sufficient capacity or if confidence in the security of cloud-managed solutions in general, or our platform in particular, were to decline. In addition, a significant feature of our platform will increasingly be the ability to collect and analyze user data through applications specific to particular industry vertical and use cases. Regulatory changes in the U.S. and internationally relating to the use of end-customer data, including requirements relating to data privacy and security, or shifting societal norms regarding data privacy and security, could affect market demand for, and our ability to deploy, our platform. Moreover, although our end-customers do not immediately lose network functionality if cloud-connectivity fails, if our ability to deliver services through the cloud were interrupted repeatedly or for an extended period, our reputation could be damaged and confidence in our platform would likely decline, causing our revenue to decline.
We plan to target new industry verticals and geographies to diversify our end-customer base and expand our channel relationships, which could result in higher research and development and sales and marketing expenses, and which may not be successful and could reduce our operating margin.
Part of our strategy is to target new industry verticals and geographies. Currently, we focus a significant portion of our business on the education and retail verticals, and to a lesser extent on finance and healthcare, which may depend on developing new products targeted to such sectors. Specifically, we intend to invest in the development of data applications and analytics capabilities which we feel may be attractive to our end-customers, particularly in the retail vertical. In addition, we also plan to continue to expand to additional countries beyond those in which we currently operate. We also intend to invest in existing and new channel relationships to reach additional end-customers to further diversify our revenue base. Targeting new industry verticals and geographies and developing customized products, data applications and partnerships, including channel partners targeting these industry verticals and geographies, may be expensive, require us to attract, train, develop, integrate and retain qualified employees and key sales personnel, and increase our research and development costs, as well as our sales and marketing expenditures. We may need to develop new product features or target new market segments, which could divert resources and attention from our existing products and target markets. We must also further develop and make more productive relationships with our channel partners and our channel partners’ ability to effectively market, distribute and support our products, which require specific investments and additional dedicated resources. Because we have limited experience in developing and managing such channels and markets, we may not be successful in further penetrating certain geographic regions or reaching a broader customer base. Failure to develop or manage additional sales channels effectively would limit our ability to succeed in these markets and could adversely affect our ability to grow our business.
We announced in April 2015 a new relationship with Dell Inc., whereby Dell became a reseller of Aerohive’s Wi-Fi and cloud services. In November 2017, we announced we had an OEM agreement with Dell which significantly expanded the scope of our resale relationship. In February 2016, we announced a partnership with SYNNEX Corporation, as a value-added distributor of our products in the United States and Canada. To support these and other relationships, we will need to continue to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings, which could distract management’s attention and divert existing resources from our current business. We do not know if we will be successful in any of these efforts, or whether the level of success we achieve will justify the additional spending and specific investments and dedicated resources required. It will also take time for us to fully realize the benefits from our continued relationship with Dell. If our channel partners fail to effectively market, distribute and support our products, or if our channel strategy, or particular channel partner initiatives or investments, such as with Dell or others we may identify, are otherwise unsuccessful, our revenue performance and operating margin would be harmed, which could adversely affect the value of our common stock. In addition, increasing the significance to us of Dell as a channel partner, including through broader partner relationships, could undermine the success of our other channel partners. For example, through our OEM relationship, Dell may have access to favorable pricing or integrated product offerings which may give them an advantage in identifying and securing customer opportunities. This could cause our product margins and associated revenue to decrease. Our other channel partners may also be less willing to continue to invest in and dedicate resources toward the marketing, distribution and support for our products, which could reduce the associated revenue we receive from them and our revenue overall.
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
We grant our value-added distributors, or VADs, limited stock rotation rights, which could require us to accept stock back from a VAD’s inventory under certain circumstances. Under certain agreements, a VAD may have or retain a right to return a portion of products which the VAD purchased, typically within the prior six months. We typically recognize revenue upon shipment to the end-customer; however, if we are required to accept returns of obsolete or slower-moving inventory, our costs would increase and our operating results could be harmed. If our forecasts were inaccurate we could have higher costs, lower revenue or otherwise suffer adverse financial consequences, including holding or having to write-off the value of obsolete or slower moving inventory.
We outsource the manufacturing of our products to third parties, and we therefore do not have the ability to completely control quality over the manufacturing process. In addition, if our contract manufacturers refuse or are unable to manufacturer our products, we may be unable to qualify new manufacturers in a timely manner, which would result in our being unable to sell our products.
We outsource the manufacturing of our products to third-party original design manufacturers located in China. Finished products are then shipped to warehousing and delivery logistics centers in California and the Netherlands, where we perform quality inspection, conduct reliability testing and manage our inventory. We operate these logistics centers currently for all end-customer shipments, whether destined to locations in North, South and Central America, or the Americas, Europe, the Middle East and Africa, or EMEA, or Asia Pacific and Japan, or APAC.
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
Moreover, we currently depend on a single source or limited number of sources for several components for our products. For example, each of our products typically incorporates third-party components that have no more than two suppliers. In some instances, we may have a sole source for critical components, such as semiconductor chip sets or other components critical to product functionality. We have also recently seen consolidation amongst component manufacturers, in particular of semiconductor chip set suppliers, and rises in component prices and more restrictive component availability as a result. If our manufacturing partners were unable to obtain such components for any reason, or on a limited basis or at increased prices, they would be unable to manufacture such product at all, or in the quantities we need or at pricing we expect. We have also entered into license agreements with some of our suppliers for technologies used in our products, and the termination of these agreements, which can generally be done on relatively short notice, could have a material adverse effect on our access to these technologies and, thus, on our business. Termination of these agreements could also make technology used in or developed for our products available to our competitors. If any of those manufacturing agreements was terminated, we could experience significant supply disruptions and be required to redesign some of our products in order to incorporate technology from alternative sources, and any such termination of the agreement, disruption in supply and redesign of certain of our products could materially and adversely affect our business and operating results.
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
We outsource the warehousing and delivery of all of our products to third-party logistics provider for worldwide fulfillment. As a result of relying on third parties, we have reduced control over shipping and logistics. Any shipping delays, disruptions or mismanagement by these third parties could severely impair our ability to fulfill orders. For example, at the end of our quarter ended March 31, 2015, a third-party logistics provider was not able to ship product and, as a result, we were not able to take revenue in the quarter on all the orders that we had received and processed. If we are unable to have our products shipped in a timely manner, we may suffer reputational harm, and lose revenue.
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
For example, we announced in April 2015 a new relationship with Dell Inc., whereby Dell became a reseller of Aerohive’s Wi-Fi and cloud services. In November 2017, we announced we had an OEM agreement with Dell which significantly expanded the scope of our resale relationship. In February 2016, we announced a partnership with SYNNEX Corporation as a value-added distributor of our products in the United States and Canada. To support these and other relationships, we are continuing to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings. It will take time for us to fully realize the benefits from these investments, including, specifically from our continued relationship with Dell. If we fail to maintain relationships with our channel partners, fail to develop new relationships with other channel partners, including in new markets, fail to manage, train or incentivize existing channel partners effectively, fail to provide channel partners with competitive products on attractive terms, or if these channel partners are not successful in their sales efforts, our revenue may decrease and our operating results could suffer. In addition, increasing the significance to us of Dell as a channel partner, including through broader partner relationships, could undermine the success of our other channel partners. For example, through our OEM relationship, Dell may have access to favorable pricing or integrated product offerings which may give them an advantage in identifying and securing customer opportunities. This could cause our product margins and associated revenue to decrease. Our other channel partners may also be less willing to continue to invest in and dedicate resources toward the marketing, distribution and support for our products, which could reduce the associated revenue we receive from them and our revenue overall.
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
U.S. export control laws and economic sanctions programs also prohibit the shipment of certain products and services to targeted countries, governments and persons that are subject to U.S. economic embargoes and trade sanctions. If we or our channel partners ship products to those targets or third parties provide our products to these targets, we could be subject to government investigations, penalties and reputational harm. Furthermore, any new embargo or sanctions program, or any change in the countries, governments, persons or activities targeted by such existing programs, could result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential end-customers, which could adversely affect our business and our financial condition.
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
Our success substantially depends on the continued service and performance of our senior management team and other key personnel, including, in particular, David K. Flynn, who is our Chief Executive Officer. Our employees, including our senior management team, are at-will employees and, therefore, may terminate employment with us at any time with no advance notice. For example, we announced on November 1, 2017, the departure of Thomas Wilburn, who was our Senior Vice President, Worldwide Field Operations. The loss of members of our senior management team or other key personnel, whether through resignation, illness, disability or death, our failure to attract replacement personnel, as needed, or the transition of newly hired senior management may significantly delay or prevent us from achieving our business objectives. In addition, if any of our executives or other key employees were to join a competitor or form a competing company, we could lose customers, suppliers, know-how and key personnel, and our business and product strategies and capabilities could be at risk and subject to disclosure, including to our competitors.

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
Our failure to comply with all applicable privacy and data protection laws, regulations, standards, and codes of conduct, as well as our own privacy policies and contractual commitments to the extent possible, our failure to comply could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, demands that we modify or cease existing practices, damage to our reputation and loss of goodwill (both in relation to existing and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance and business. Privacy and data protection regulators within the United States, the European Union and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities. The GDPR provides for European Union regulators to be able to impose fines in some cases of the greater of €20 million or 4% of a company’s worldwide annual sales. Such fines are in addition to the rights of individuals to sue for damages in respect of any data privacy breach which has caused them to suffer loss. Such actions against our partners, including third-party providers of data analytics services, could also affect our operating performance, including demand for our products and cloud-managed solutions, and if these or other third-party vendors violate applicable laws or our policies, such violations may also put our end-customers’ information at risk and could in turn have a material and adverse effect on our business. Additionally, there is a risk that failures in systems designed to protect private, personal or proprietary data held by us will allow such data to be disclosed to or seen by others, resulting in potential regulatory investigations, enforcement actions or penalties, remediation obligations and/or private litigation by parties whose data were improperly disclosed. There is also a risk that we could be found to have failed to comply with U.S. or foreign laws or regulations regarding the collection, storage, handling, analysis, use, transfer, or disposal of such privacy, personal or proprietary data, or consent to the same, which could subject us to fines or other sanctions, as well as adverse reputational impact.
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
We derive a significant portion of our revenue from end-customers and channel partners outside the United States. For the nine months ended September 30, 2017 and 2016, we attributed 39% and 42%, respectively, of our revenue to our international end-customers and channel partners. As of September 30, 2017, approximately 56% of our full-time employees were located outside of North America, with 25% located in China. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will continue to require significant management attention and our financial investment.

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
Our cash, cash equivalents and short-term investments were $83.0 million as of September 30, 2017, which we held as money market funds, U.S. treasury securities, commercial paper and investment-grade corporate debt with Moody's and S&P ratings of A-/A3 or better. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Any deterioration in the U. S. and global credit and financial markets could cause losses or significant deterioration in the value of our cash, cash equivalents or possible investments. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents and possible investments, which may affect our ability to fund future obligations. Further, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our business, operating results and financial condition.
System security risks, data security incidents and cyber-attacks could compromise our or our end-customers’ information including proprietary information and end-customer information and disrupt our internal operations, which could cause our business and reputation to suffer and adversely affect our stock price.
In the ordinary course of business, we store sensitive data, as well as our proprietary business information and that of our end-customers, suppliers and business partners. The secure maintenance of this information, and our ability to protect our network from interruption or damage from unauthorized entry, computer viruses or other events beyond our control, is critical to our operations, and business strategy, reputation and, ultimately, our success as a business and value to our investors. While we believe we use certain proven applications designed for data security and integrity, we are in the process of developing an information security program. Despite the implementation of security measures, our infrastructure or systems may be vulnerable to hackers, computer viruses, worms, malware, ransomware or other malicious software programs or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade public and private data networks. For example, we and many other companies were notified in October 2017 of a vulnerability in the protocol that secures all-protected Wi-Fi networks, which would enable an attacker to exploit weaknesses using key reinstallation attacks (the "KRACK Attack").

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
Our corporate headquarters are located in Silicon Valley, and substantially all of our contract manufacturers are located in Asia, both regions known for seismic activity. A significant natural disaster, such as an earthquake, a fire or a flood, occurring near our headquarters, or near the facilities of our contract manufacturers, could have a material adverse impact on our business, operating results and financial condition. Despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins, denial of service attacks, malware, ransomware and other disruptions and data security incidents arising from unauthorized tampering with our systems or our products or our data analytic solutions or from internal or external threats. In addition, natural disasters, acts of terrorism or war could cause disruptions in our or our end-customers’ or channel partners’ businesses, our suppliers’ and manufacturers’ operations or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. We do not have a fully developed disaster recovery plan or policy or incident response plan or comprehensive written information or data security plans in place which cover all our installations and business operations, and do not currently require that all our manufacturing partners have such plans or policies in place. To the extent that such incidents or our failure to promptly or effectively respond result in delays or cancellations of orders or impede our suppliers’ and/or our manufacturers’ ability to timely deliver our products and product components, or the deployment of our products, our business, operating results and financial condition could be adversely affected. We do maintain what we believe are commercially reasonable levels of business interruption insurance. However, we cannot assure that such insurance would be available to us or adequately cover our losses in the event of a significant disruption in our business.
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
Our cash, cash equivalents and short-term investments were $83.0 million as of September 30, 2017. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs for at least the next 12 months. We may, however, need to raise substantial additional capital in the future to:

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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange, the Financial Industry Regulatory Authority, or FINRA, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increases demand on our systems and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.
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
As a result of disclosure of information in filings required by us as a public company, our business and financial condition is more visible, which might result in threatened or actual litigation, including by competitors and other third parties. For example, we settled in 2016 a class action law suit asserting that statements we made in conjunction with our initial public offering in March 2014 were false or misleading, or failed to include material information. We incurred significant expenses to defend this action and expended time and resources, including management resources, necessary to resolve it. Similar future litigation could harm our business and operating results.

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
On June 21, 2012, we entered into a revolving credit facility with Silicon Valley Bank, which we refer to, as amended, as our Revolving Credit Facility. As of September 30, 2017, we have $20.0 million drawn under the Revolving Credit Facility.
Our obligations under the Revolving Credit Facility are secured by substantially all of our property, other than our intellectual property. The Revolving Credit Facility contains customary negative covenants that limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets or engage in merger and acquisition activity, including merge or consolidate with a third party. The Revolving Credit Facility also requires us to maintain a liquidity ratio of not less than 1.25 to 1.00 and a minimum cash balance with the bank of $35 million and to demonstrate the absence of defined events of default in order to assure full access to the available borrowing. Our Revolving Credit Facility also contains customary affirmative covenants, including requirements to, among other things, deliver audited financial statements, and it contains customary events of default, subject to customary cure periods for certain defaults, which include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults arising from inaccuracy of representations and warranties. The Revolving Credit Facility also includes a default upon the occurrence of a material adverse change to our business.
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
A number of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases, more resellers, and significantly greater financial, technical, sales, marketing and other resources. Our competitors may be better able to anticipate, influence or adapt more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the promotion and sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily and develop and expand their product and service offerings more quickly than we can. Such greater resource and operating histories of our larger and longer-established competitors may be particularly important to our larger enterprise customers when choosing our or a competing product solution. In addition, certain of our competitors may be able to leverage their relationships with customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages customers from purchasing our products, including through selling at low or even negative margins, product bundling, or closed-technology platforms. Our competitors may also be able to offer a broader integrated product platform, or across platforms through partnerships, bringing together a unified product, security and applications offering. Potential end-customers may prefer to purchase all of their equipment from a single provider, or may prefer to purchase wireless and wired networking products from an existing supplier rather than a new supplier, regardless of product performance or features.
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
Large, well-established providers of networking equipment may continue to introduce features that compete with our products, either in stand-alone products or as additional features or applications in their network platforms. For example, several of our larger competitors may be better able to integrate into a single platform a broader product, security and applications offering. The inclusion of, or the announcement of an intent to include, functionality perceived to be better or more cost-effective than our platform offering may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality these providers offer is more limited or less cost-effective than our platform, end-customers may elect to accept such products in lieu of adding platforms from an additional vendor such as ourselves. Many enterprises have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking products, which may make them reluctant to add new components to their networks, particularly from other vendors such as ourselves. In addition, an enterprise’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match. If enterprises are reluctant to add new vendors or otherwise decide to work with their existing vendors, our ability to maintain or improve our market share, our financial condition and operating results will be adversely affected.
We rely on revenue from subscription and support services that may decline. Because we recognize revenue from subscriptions and support over the term of the relevant service period, downturns or upturns in sales are not immediately reflected in full in our operating results.
Subscription and support revenue, consisting of sales of new or renewal subscription and support and maintenance contracts, accounts for a significant portion of our revenue, comprising 26% and 19% of our total revenue for the nine months ended September 30, 2017 and 2016, respectively. Our service revenue may decline and fluctuate as a result of a number of factors, including end-customers’ level of satisfaction with our offerings, the prices, pricing and changes in the scope of our offerings, the prices of products and services offered by our competitors and reductions in our end-customers’ spending levels. We are developing and implementing systems to enable us better to track and timely identify renewal opportunities. If our sales of new or renewal subscription and support and maintenance contracts decline, or we are not able to manage efficiently increased support transaction volumes, including renewals, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one, three or five years. As a result, much of the service revenue we report each quarter is the recognition of deferred revenue from service contracts entered into during previous quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one quarter will not be fully reflected in revenue in that quarter but will continue to negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time and the associated revenue we recognize could be lower in any particular quarter.
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
The RoHS and similar laws of other jurisdictions limit the content of certain hazardous materials, such as lead, mercury and cadmium, in the manufacture of electrical equipment, including our products. Currently, our products comply with the EU RoHS requirements. However, if there are changes to these or other laws (or their interpretation) or other jurisdictions pass new similar laws or requirements, we may be required to reengineer our products to use components compatible with these regulations. This reengineering and component substitution could result in additional costs to us or disrupt our operations or logistics or delay our ability to sell our products.
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
We protect our proprietary information and technology through licensing agreements, third-party nondisclosure agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the United States and similar laws in other countries. As of September 30, 2017, we held 46 patents issued and 49 applications pending in the United States (as well as certain foreign equivalents issued and applications pending outside the United States).
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
Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. Our limited portfolio of issued patents may not provide defenses or counterclaims in response to patent infringement claims or litigation brought against us by third party competitors. Further, where non-operating entities or other adverse patent owners who have no relevant products or revenue bring such claims or litigation against us, our patents provide no deterrence or competitive risk. In any case, many potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims than we could against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We might also be required to seek a license and pay royalties for the use of such intellectual property, which may not be available on commercially acceptable terms, or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense to redesign our product, which could delay our product offering and may ultimately not be successful.
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
We continue to review our usage of open-source software in our products, and to analyze the impact of such usage on our products and business. We may not be able to identify all of the risks regarding our use of open-source software and what steps we will need to take to come into compliance with applicable license terms. Moreover, our implementation of tools and policies designed to monitor our ongoing use of open-source software in our products may not be adequate or entirely effective in all instances. Depending on our determination of the impact on our business of compliance with applicable open-source license requirements, we could be required to re-engineer certain aspects of our products and/or seek licenses from third parties. Our review to date has identified certain uses of third-party open-source software that, under the terms of applicable open-source licenses, will likely require us to provide certain additional notices, and to distribute and to offer to release certain of our source code under open-source software license terms, which we currently anticipate doing. We are also considering re-engineering of certain portions of our products to limit the scope of and potential impact on our business of such disclosure and licensing requirements going forward. Until we have completed our analysis and mitigation efforts, we will not know the full extent of such required disclosures or re-engineering efforts, or if and on what terms such alternative licenses could be available.
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
The trading price of our common stock has fluctuated substantially. From the date of our initial public offering in March 2014 through September 30, 2017, the high and low trading price for our common stock as reported by the New York Stock Exchange ranged between a high of $12.23 and a low of $3.02. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock, since you might not be able to sell your shares at or above the price you paid.
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

•
vesting of shares under RSU awards to our employees and delivery of shares our employees purchase under our ESPP, and related selling of such shares into the market, whether by us or our employees, including to cover employee tax withholding obligations;

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

The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Our industry has experienced significant consolidation recently, and the prices paid in such consolidations and the performance of such acquisitions could have a significant impact how analysts and investors view our stock and the price such investors are willing to pay. For example, in April 2016, Brocade announced its acquisition of Ruckus Wireless, one of our competitors. Brocade subsequently sold its Ruckus business unit to the Arris Group. What prices buyers paid in these or other similar transactions could have a significant and negative affect on our stock price or what a potential buyer would be willing to pay for our stock. In addition, if our revenue or operating results, or the rate of growth of our revenue or operating results, fall below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. For example, following our announcement on August 2, 2017 of our operating results for our second quarter and guidance for our third quarter of fiscal year 2017, the price of our common stock dropped significantly over the following trading period. Such a stock price decline could occur and result in litigation against us even when we have met our own or other publicly stated revenue or earnings forecasts, and substantial costs and a diversion of our management’s attention and resources.
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
Our directors and executive officers, and stockholders holding more than 5% of our common stock and their affiliates, but excluding stockholders and affiliates holding between 5% and 10% of our common stock not affiliated with any of our officers or directors (and who do not otherwise possess any other indicia of control with respect to our company), beneficially owned, in the aggregate, as of December 31, 2016, approximately 21.9% of our outstanding common stock based on the number of shares outstanding as of December 31, 2016. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders’ to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
In February 2016, our board of directors authorized a stock repurchase program. Under the program, we were authorized to repurchase shares of our common stock for an aggregate purchase price of up to $10 million. In August 2017, our board of directors extended this program through June 30, 2018, and we announced in November 2017 that our board had increased to $20 million the aggregate purchases permitted under this program. As of September 30, 2017, we had repurchased under this program 1,161,243 shares of our common stock at a total price of $5.2 million and average purchase price of $4.45 per share of our common stock. Under the program, we may purchase shares of our stock from time to time, in the open market or through private transactions, subject to market conditions, in compliance with applicable state and federal securities laws. However, the timing and number of our share repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities available to us. We may also choose to defer or limit repurchases given other uses of our cash or our desire to preserve cash balances.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of November 2017.

AEROHIVE NETWORKS, INC.

By:	/s/ David K. Flynn
David K. Flynn
President and Chief Executive Officer

AEROHIVE NETWORKS, INC.

By:	/s/ John Ritchie
John Ritchie
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description of Document

10.1		Second Amendment to Amended and Restated Loan and Security Agreement dated August 22, 2017, by and between the Company and Silicon Valley Bank.
10.2
Lease of First Floor Offices, South Block, West Block and Lower Ground Offices, South Block, The Courtyard, 16-18 West Street, Farnham, Surrey, GU9 7DR, dated September 21, 2017, by and between Ecclesiastical Insurance Office PLC and Aerohive Networks Europe Limited.

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