Form 10-K
period 2017-12-31
AEROHIVE NETWORKS, INC
filed 2018-02-23
CIK 1372414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes  ☐   No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨ ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $172.0 million based upon the closing sale price of such stock on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 10% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.
The number of shares of the registrant's common stock, par value $0.001, outstanding as of February 16, 2018 was 54,180,575.

The Aerohive Networks design logo and the marks “Aerohive®”, “HiveManager®”, “HiveOS®”, "Aerohive NetworksTM", "Aerohive ConnectTM", "Aerohive SelectTM", "HiveManager TM", "HiveManager ConnectTM", "HiveManager SelectTM" and "HiveCareTM", are the property of Aerohive Networks, Inc. All Rights Reserved. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of other companies.

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

•
our ability to timely develop, deliver and transition to new product offerings and transition existing and new end customers to such offerings, including in conjunction with our Connect product offering and data analytics, while maintaining existing product revenue and our existing service-level commitments to end customers;

•	our ability to continue to identify opportunities and secure new customers for our products which are necessary to achieve future revenue growth;

•	our ability to continue to secure orders from larger customers and any potential loss of, or delay or reductions in orders from such larger customers;

•
our ability to maximize the economic opportunity of the U.S. Federal Communications Commission’s E-Rate program and the timing and uncertainty of the availability of such funding, the level of available funding and the decisions by end customers to purchase our products using such funding;

•	the length and seasonal unpredictability of our sales cycles, including with service provider end customers;

•	the effects of increased competition in and consolidation of our market and our ability to compete with larger competitors with greater financial, technical and other resources;

•	our ability to attract new end customers within the verticals and geographies in which we currently operate;

•	our ability to enhance and broaden our product and solutions offerings and timely bring new products, product functionality and solutions to market;

•
changes in global consumer confidence and demand for our products internationally, due to changes to foreign currency exchange rates and other factors, including following the decision of the United Kingdom to withdraw from the European Union;

•	our ability to continue to build and enhance relationships with channel partners and to derive revenue from our investments in those partnerships, particularly with our strategic partners;

•	our ability to protect our intellectual property and our exposure to third-party claims that we or our customers or channel partners infringe their intellectual property; and

•	other risk factors included under the section titled “Risk Factors.”
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

PART I

ITEM 1.    BUSINESS
Overview
Aerohive Networks, Inc. (together with its subsidiaries, “Aerohive Networks,” “Aerohive,” “Company,” “we,” “us,” and “our”), has designed and developed a leading cloud-networking platform and portfolio that enables our customers to use the power of the cloud to simply and easily deploy and operate an enterprise-class access network made up of Wi-Fi access points, access switches and Software-Defined WAN ("SD-WAN") capable routers. Our platform and portfolio are centrally managed and instrumented to provide all manner of network intelligence and augmented analytics that enable customers to solve for domain-specific use cases as well as benchmark themselves against customers of similar size and domain.
Technologies and Solutions
We have built our portfolio of products and solutions around three primary sets of technologies and capabilities:

•
Enterprise Cloud Networking. Using cloud-based technologies, whether as a public or private cloud, to reduce the complexity of deploying and managing Wi-Fi access points, access switches and SD-WAN-capable routers;

•
Wi-Fi as the Primary Connectivity. Putting more Wi-Fi intelligence and power closer to the user using a unique distributed-control architecture that greatly simplifies network topologies and IT operations; and

•
Augmented Analytics and Insights. Accessing collected data sets and analytics for our customers through widgets in Aerohive's HiveManager or through application programming interfaces ("APIs"), to enable customers to solve for domain-specific use cases as well as benchmark themselves against customers of a similar size and domain.

We believe that each of these areas adds valuable customer capabilities, differentiates our offering, and showcases our continuing innovation.
Enterprise Cloud Networking. Our customers today are increasingly demanding ease and simplicity in how they deploy, manage and operate their access networks with a particular emphasis on the Wi-Fi element of the access network. Cloud networking enables us to deliver this. Our cloud networking capabilities, including our HiveManager network management applications, combine the benefits of the cloud with the feature depth required for managing enterprise-class networks. We believe we are the only major vendor who can provide these enterprise-class capabilities in public cloud, private cloud and on on-premise deployments.
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
With our cloud networking and our HiveManager application, we deliver a number of important capabilities to our customers. While enterprise customers want simplified network management they still need a full set of features and capabilities. Our “progressive disclosure” user interface means that advanced features are available but are hidden from view when not being used. Similarly, organizations that need to deploy the network often do not have technical staff at every location. Our cloud networking supports automated provisioning, where a device that is connected to the network for the first time can automatically find and download its proper configuration. Our cloud network solution also includes troubleshooting capabilities, such as dashboards, to quickly identify potential issues and monitoring to easily research and resolve them. Finally, cloud networking makes it possible for a customer to very quickly evaluate the capabilities of our solution. A single wireless access point with a corresponding license for HiveManager gives customers complete access to our capabilities. In addition, those customers who want the capabilities of cloud networking but also need to manage their network in their own datacenter, behind their own firewall, can install and run HiveManager "on premises" at a customer location with similar functionality and the same software as we offer in the public cloud. Overall, by taking advantage of our cloud-network capabilities, our customers are able to manage even large networks with a small staff and limited resources.
While we were an early leader in cloud networking we continue to innovate and to invest in HiveManager as our strategic cloud networking application. We are focusing our current efforts on HiveManager NG, an updated version of our legacy HiveManager application, which we now call HiveManager Classic. HiveManager NG features an updated user interface, improved troubleshooting, expanded access to data and analytics, and an upgraded cloud-deployment platform. While HiveManager NG offers a more compelling customer solution, it also offers a more dynamic platform for innovation. In April 2016, we announced with our partner Dell, Inc. ("Dell"), a Dell-branded version of HiveManager NG capable of managing Dell N-series switches in the same network as Aerohive Wi-Fi access points, delivering multi-vendor integrated wired and wireless network management. Throughout 2016, we delivered new releases of HiveManager NG that continued to expand our enterprise feature set and improve the user experience. In January 2017, we announced HiveManager Connect, a simplified version of HiveManager NG included as a part of our new Aerohive Connect product line designed for customers with less complex, connectivity-oriented requirements. Aerohive's Connect customers can purchase a subscription to upgrade to our current full-featured Aerohive Select offering to access additional capabilities, such as advanced security and troubleshooting tools, support for Bring-Your-Own-Device programs, increased network visibility, enterprise support options, and the ability to deploy HiveManager on-premises or in a private cloud environment. The capabilities of our scalable cloud platform enabled all of these innovations.
Our transition to HiveManager NG took longer to effect than we initially expected. Nonetheless throughout 2017, we began to see a significant increase in the rate of adoption of HiveManager NG by new customers. We expect in the future that HiveManager NG will be the primary choice for the majority of new customers. However, we will continue to offer and support both versions of the application, while working with current HiveManager Classic customers as appropriate to migrate to HiveManager NG.
Wi-Fi as the Primary Connectivity for the Enterprise. We have built our Wi-Fi around a unique distributed control and data-plane architecture that simplifies deployment, management, and operation while providing resiliency. We believe our distributed-control and data-plane technology remains one of our key innovations and differentiators. Over the last decade, Wi-Fi architectures have gone through a series of evolutions in response to changing technologies and user requirements. When the original autonomous Wi-Fi access points proved difficult to manage vendors introduced wireless LAN controllers to the network. Wireless LAN controllers brought management and control, but they also brought the cost and complexity of dedicated hardware, a new single point of failure, and rigid deployments too inflexible to meet dynamic requirements of wireless networks. To overcome these limitations other vendors have integrated their controller with switches or Wi-Fi access points, or moved their controllers into the cloud, with greater cost and limited capabilities. In contrast, our architecture fully distributes the control plane across the Wi-Fi access points, eliminating the need for any wireless LAN controller and reducing cost of operations. We deliver the algorithms for distributed control through HiveOS, our device operating system that runs on every Aerohive Wi-Fi access point. HiveOS delivers radio management, client roaming, load balancing, policy enforcement, packet inspection and other functions locally on the Wi-Fi access point.
Our distributed-control and data-plane architecture provides key benefits to our customers. Most important is the scalability of a single architecture effective for deployments from one to many thousands of Wi-Fi access points. Most of our competitors have different technologies and products for different sizes of deployments. Instead, our customers can start small and grow as they need to without any change in architecture or Wi-Fi technology. Our customers can also mix different generations of Wi-Fi access points in the same network, thus preserving existing infrastructure investments. Overall, by intelligently distributing control over the Wi-Fi access points our architecture can support faster deployments and greater resiliency.
Integral to our scalable Wi-Fi is the ability to enforce security at the Wi-Fi access point based on the end-user customer’s access policies, which can be based on the application being used, user identity and role, device type and ownership, location and time of day. Our Private Pre-Shared Key ("PPSK") technology extends these capabilities to assign each device a unique key for accessing the network that can be authorized or revoked without impacting any other network device. PPSK can also be used in Internet-of-Things deployments to authorize devices that do not have a keyboard or some other mechanism for providing credentials.
While we emphasize our Wi-Fi capabilities our portfolio also includes cloud-managed access switches and SD-WAN-capable routers. Our Wi-Fi access points do not require either our access switches or SD-WAN-capable routers; they can be used with products from other major network hardware manufacturers. However, customers who purchase our access switches or SD-WAN-capable routers gain the ability to manage them with their wireless access points through a single HiveManager interface.
Augmented Analytics and Insights. Increasingly, our customers are looking for value from their networks beyond just connectivity. Aerohive's access networks can collect for our customers enormous amounts of data about end-user devices; where they are, how they are being used, how often the devices are on the network, etc. Our Augmented Analytics and Insights, which we expect to begin to be deliver later in 2018, will provide our customers access to this data from within HiveManager NG or via APIs. We believe such augmented analytics or APIs will be able to deliver data sets to our customers to address a variety of use cases including:

•	Component Benchmarking. Tracking and comparing utilization of a customer's network components to other access networks of a similar size and domain;

•	Client Benchmarking. Tracking and comparing client experience in a customer's access network to other access networks of a similar size and domain; and

•	Presence and Location. Tracking and reporting the presence and/or location of user and devices in near real-time or over time.
Application developers will also be able to take advantage of the Aerohive Cloud Services ("ACS") platform. The ACS platform collects data for our customers from Aerohive network devices and, we expect in the future, from other vendor devices or other third-party sources. Collected data can then be aggregated for our customers into a secure and scalable cloud-based store of big data, which then can be processed and made available to our customers externally via APIs that we provide. Application developers can incorporate these APIs into their applications in order to receive data and analytics from us without needing to collect and process this data themselves. This approach means that the ACS platform has the extensibility to support additional use cases in the future. We expect to continue to expand the APIs and analytics that we make available from the ACS platform in order to encourage and enable an open application-development environment to make possible compelling applications for our partners and customers.
Products
We offer our solution to end customers as a portfolio of products that includes our hardware products, cloud-based network management and applications, and support services.
Our hardware products include Wi-Fi access points, access switches and SD-WAN-capable routers. Our hardware design team develops our hardware products by working in conjunction with original design manufacturers ("ODMs"). Our Wi-Fi access points run our proprietary HiveOS operating system. We generally sell our access switches and SD-WAN-capable routers in conjunction with a sale of Wi-Fi access points. We also sell our Wi-Fi access points for use with other manufactures' access switches and routers.
Our cloud-based product offering includes our next-generation network management application HiveManager NG and features an updated user interface, improved troubleshooting, expanded access to data and analytics and upgraded cloud-deployment platform.
We offer tiered maintenance and support services under renewable, fee-based maintenance and support contracts, which include technical support, bug fixes, access to priority hardware replacement service and unspecified upgrades on a when-and-if-available basis. Our Software as a Service ("SaaS") subscriptions include comparable maintenance and support services.
We continue to look for new ways to package and deliver our product to best address customer demand and market opportunity. In January 2017, we introduced our Aerohive Connect product line targeting customers with simpler connectivity-oriented use cases. All Aerohive access points and switches now can be purchased and deployed with Aerohive's subscription-free Connect offering which is a simplified version of HiveManager NG, and community/email-based customer support. We offer Aerohive Connect as a complement to, not a replacement for, our full offering which we refer to as Aerohive Select. Aerohive Select remains our flagship solution capable of addressing the most demanding enterprise network, deployment, and security requirements. Aerohive Connect customers can easily upgrade from Connect to Select at any time with the purchase of an entitlement key that provides access to additional feature sets and support. We expect many customers who might otherwise not initially consider Aerohive to be nonetheless attracted to the simplicity and low cost of Aerohive Connect and the ability to transition later to Aerohive Select as their network requirements evolve.
Segment and Geographic Information
We operate one reporting segment and operating segment structure. We present financial information about our operating segment and geographic areas in Note 10 to our Notes to Consolidated Financial Statements.
Customers
We sell our products through a network of authorized value-added resellers ("VARs"), value-added distributors ("VADs") and managed service providers ("MSPs"). We have sold our products to tens of thousands of end customers worldwide. We define end customers as organizations holding or having held licenses to our products and software subscription and services. Our end customers represent a broad range of industry verticals, including education, distributed enterprises, retail, hospitality and healthcare. In many cases, our target customers are installing a Wi-Fi network for the first time, or in parts of their organization that do not currently have Wi-Fi installed. In other cases, our customers already have a Wi-Fi network installed and our opportunity is to engage them in an expansion or replacement of their current solution.

Sales
We use channel partners to sell and deliver our solutions to our end customers, which we support through our sales organization. Our field-based regional sales organization supports large-account acquisition and overall market development. Our centrally based inside sales US and EMEA teams focus on the acquisition of mid-market accounts in both the Enterprise and State & Local Government/Education segments. Our field-based and inside sales teams recruit and manage channel partners, in conjunction with our channel sales team. Our sales engineers have responsibility for pre-sales technical support, solutions engineering for our end customers, and technical training for our channel partners. We continue to evaluate and adjust our sales headcount in our principal and emerging markets based on a combination of our current sales results and future sales potential.
Our sales team works with our channel partners who have networking, Wi-Fi and/or vertical market expertise to win and support end customers through a direct-touch approach. Our VADs sell our products to and support our VARs, who then sell our products directly to end customers, often with the addition of their own installation or professional services. We are increasingly working with MSPs, who bundle our product and service offerings with their own infrastructure and services to provide ongoing network operations and management to end customers. This includes traditional VARs who are now expanding their services offering to include ongoing network management services.
We extend our sales capabilities through strategic alliances with companies such as Dell. We expect our alliance with Dell, as well as with other strategic alliances that we hope to develop, will over time be meaningful contributions to our business going forward.
Backlog
We typically accept and ship orders for product and related services within a short time-frame. However, our partners may reschedule orders without penalty or we may delay shipment due to inventory constraints. As such, we do not believe that our backlog at any particular time is a reliable indicator of future revenue.
Research and Development
Continued investment in research and development is critical to our business. To this end, we have assembled a team of engineers with expertise in various fields, including networking platforms, cloud operations and applications, security systems, RF functions, user-interface design and open-source programming. We currently conduct our research and development efforts in California and China.
We have invested significant time and financial resources in the development of our products, including our ACS, HiveManager and our HiveOS platforms. We view continued investment in these capabilities as essential to our ability to differentiate ourselves in a competitive industry and to continue to be able to grow our business. For example, in 2015 we released HiveManager NG, our next-generation cloud services platform which provides a basis for data services and data analytic applications, and we released additional software modules to enhance the functionality and performance of our HiveOS operating system. In 2015, we announced our ACS platform, which provides a secure and scalable cloud-based big data store for data collected from Aerohive network devices, other vendor devices, or other third-party sources, which can then be available to application developers to incorporate their API applications without needing to collect and process this data themselves. In April 2016, we announced with our partner Dell, a Dell-branded version of HiveManager NG capable of managing Dell N-series switches in the same network as Aerohive Wi-Fi access points, delivering multi-vendor integrated wired and wireless network management. Throughout 2016, we delivered new releases of HiveManager NG that continued to expand our enterprise feature set and improve the user experience. In January 2017, we announced HiveManager Connect, a simplified version of HiveManager NG included as a part of our new Aerohive Connect product line designed for customers with less complex, connectivity-oriented requirements. Aerohive's Connect customers can purchase a perpetual license or subscription to upgrade to our current full-featured Aerohive Select offering to access additional capabilities, such as advanced security and troubleshooting tools, support for Bring-Your-Own-Device programs, increased network visibility, enterprise support options, and the ability to deploy HiveManager on-premises or in a private cloud environment. The capabilities of our scalable cloud platform enabled all of these innovations.
Later in 2017 we also announced our SD-WAN solution for highly distributed commercial enterprises, retail chains, and long-term healthcare providers which, we combined with our existing SD-LAN offering, enables organizations to simplify branch deployments with a unified cloud-management Wi-Fi, switching, and SD-WAN VPN routing solution. In addition, in early 2018, we announced our A3 secure access management and authentication product and Aerohive Atom AP30 pluggable access point.
We plan to continue to expand our product offerings and solutions capabilities in the future to dedicate significant resources to these research and development efforts.

Manufacturing
We outsource the manufacturing of our hardware products to ODMs located in China and Taiwan. We believe that using original design manufacturers helps to optimize our operations by lowering costs, reducing time-to-market and enabling us to adjust to changing end customer demand.
Our ODM partners ship finished products to our warehousing and delivery logistics centers in the U.S., the Netherlands, Malaysia and China. We operate these logistic centers for all end customer shipments, whether destined to locations in the Americas, Europe, the Middle East and Africa ("EMEA"), or Asia Pacific and Japan ("APAC").
Our manufacturing partners procure components and assemble our products based on our demand forecasts. These forecasts represent our estimates at the time of future demand for our products, based upon historical trends and the assessment of our sales and product management functions of end customer demand and overall market conditions.
Our ODMs source the component parts within our products. We do not contract directly and do not have any long-term manufacturing contracts that guarantee us any fixed access to such component parts or specific pricing. This absence of direct and long-term component supply contracts may increase our exposure to shortages of component availability and to price increases which the ODM or supplier may charge in response to increased product demand or fluctuations related to the raw material inputs for such components. In addition, during periods of continued fluctuating or flat customer demand for our products our ODMs may be required to slow the production rate for those products, thus increasing costs, extending time-to-market and otherwise creating uncertainty for our ODM relationships.
Competition
We operate in a competitive market for enterprise mobility and network-edge infrastructure, which continues to experience constant change and consolidation. Our competitors include general networking and independent Wi-Fi vendors, such as Cisco/Meraki, Hewlett-Packard/Aruba, Arris/Ruckus, Ubiquiti, Extreme Networks, Huawei and Riverbed/Xirrus whose portfolios include enterprise mobility solutions and wireless access products.
Trends in enterprise network infrastructures and mobility are all significantly increasing the importance of Wi-Fi to our target customers. As organizations address the proliferation of mobile devices, increased BYOD utilization, enterprise adoption of cloud and the adoption of mobile-first applications they compare competing wireless infrastructure produces, including:

•	ability to address specific customer use cases;

•	ease-of-use and simplicity of solutions;

•	price and total cost of ownership;

•	flexibility and feature-depth of solutions;

•	ability to meet deployment requirements;

•	ability to support business or customer-facing applications;

•	performance and scalability of products;

•	network survivability and reliability of solutions;

•	security of the network; and

•	for service providers, the ability to support business/operating models.
We believe that we generally compete favorably on the combined basis of all of these factors. However, some of our competitors have better solutions for one or several of these factors. Many of our competitors have substantially greater financial, technical and other resources, greater name recognition, longer operating histories, larger sales and marketing budgets, broader distribution and established relationships with distribution partners and end customers and larger and more mature intellectual property portfolios which provide a greater ability to assemble, market, aggressively price and more quickly bring to market different capabilities across integrated product platforms. Other competitors are also working to grow their cloud-networking capabilities, an area that has been one of our key differentiators.
Seasonality
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding seasonality of our business.

Intellectual Property
Our success depends in part upon our ability to protect our core technology and intellectual property. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements to protect our intellectual property rights. As of December 31, 2017, we had 54 issued patents and 45 patent applications pending in the United States relating to our current and next-generation networking products, operating platform and cloud-based applications, and the ability to claim priority to most of the patent applications worldwide. Our patents issued in the U.S. will expire between 2028 and 2036. However, these patents or any patents that may issue to us in the future may be subject to re-examination, contested, circumvented, found unenforceable or invalidated, and we may or may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our products, including open-source software. We believe our licenses are on commercially reasonable terms.
We utilize internal and external controls to restrict access to and use of our proprietary software and other confidential information, including contractual protections with employees, contractors, end customers and channel partners. Our software is also protected by U.S. and international copyright laws. However, despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses and confidentiality agreements, third parties may still copy our products or otherwise gain access to or obtain and use our proprietary software and technology without our knowledge or authority or in ways we do not intend.
Our industry is characterized by the existence of a large number of patents, and competitors increasingly may utilize litigation regarding patent and other intellectual property rights to protect or expand their market position. In particular, leading and more mature companies in the wireless networking industry have extensive patent portfolios and are regularly involved in both offensive and defensive litigation. As end customers increasingly use our products and services, and to the extent that we gain greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims from third parties, not only from our competitors but also increasingly from non-operating entities, who will be more likely to claim that our platform infringes their proprietary rights. From time-to-time, such third parties, including certain of these leading companies and, increasingly, non-operating entities, may assert patent, copyright, trademark, and other intellectual property rights against us, our channel partners or our end customers. In these instances, our standard license and other agreements may obligate us to indemnify our channel partners and end customers against such claims. Successful claims of infringement by a third party could prevent us from distributing certain products or performing certain services, require us to expend significant management attention and money to develop non-infringing solutions or force us to pay substantial damages, royalties or other fees. This could include treble damages, if we are found to have willfully infringed patents or copyrights. We currently do not maintain insurance coverage against any such claims.
In addition, our products utilize software modules under third-party open-source licenses, including as incorporated into software we receive from third-party commercial software vendors. Some open-source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open-source software that we use. If we combine our proprietary software with open-source software in a certain manner, we could, under certain open-source licenses, be required to release portions of the source code of our proprietary software to the public. This could allow our competitors to create similar products with lower development effort and time, and ultimately could result in a loss of product sales for us.
We cannot assure that we do not currently infringe, or that we will not in the future infringe, or that we can resolve through litigation or on reasonable settlement terms, any such claims against us relating to, any third-party patents or other proprietary rights, including relating to use of third-party open source software. See “Part I, Item 3 - Legal Proceedings” and “Part I, Item 1A - Risk Factors Claims by others that we infringe their proprietary technology or other rights could harm our business” for additional information.
Employees
As of December 31, 2017, we had approximately 490 employees in offices in the Americas, EMEA and APAC. None of our employees is represented by labor unions, whether in the United States or abroad. We consider all current employee relations to be good. However, we continue to see employee turn-over, particularly amongst our employees in Silicon Valley where competition is typically high for sales and engineering personnel, and in Hangzhou China, where we currently maintain a research presence, where competition is high for highly skilled product development and engineering personnel.
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

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, or (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
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
Investors and others should note that we announce material financial information to our investors using our website (http://www.aerohive.com), and specifically its Investor Relations Home page (http://ir.aerohive.com). This includes news and commentary about our business and financial performance, SEC filings, notices of investor events, press and earnings releases, and public conference calls and webcasts. We use these channels as well as social media to communicate with our investors and the public about our company, our services and other issues.  We also provide corporate governance information, including our corporate governance guidelines, board committee charters, and code of conduct, on the Investor Relations Home page of our website under the heading “Corporate Governance.” It is possible that this information, as well as information we post on social media, could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on our website and social media channels. However, the contents of our website and information we may post on social media channels are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website or social media channels are intended to be inactive textual references only.

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
We manage our ongoing operating expenses in an effort to position us to achieve non-GAAP operating profitability at certain target levels of quarterly revenue, which we may announce publicly from time-to-time. We may subsequently take actions which could raise or lower the level of quarterly revenue we would need to achieve non-GAAP profitability in any period. Nonetheless, we have a history of losses. We have never achieved GAAP profitability on a quarterly or annual basis, and we cannot predict with certainty whether or when we might be profitable in the foreseeable future, even at these revenue levels. We experienced net losses on a GAAP basis of $44.2 million, $36.9 million and $22.9 million for fiscal years 2015, 2016 and 2017, respectively. As of December 31, 2017, our accumulated deficit was $250.4 million. We expect to continue to incur expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel: specifically, personnel costs relating to sales, marketing and engineering, and investments in channel and product development and support. As such, we may not control our expenses sufficiently to achieve operating profitability on a non-GAAP basis even if we achieve quarterly revenue in the indicated range. If we fail to increase our revenue and manage our cost structure, we may not achieve profitability in the future. Once achieved, we may not be able to sustain or increase our profitability, at all or at levels our investors or industry analysts expect, or we may choose to continue to make investments in our operations which we feel will promote long-term growth but which will reduce near-term profitability. This could also require us to continue to use available cash to support our investments and ongoing operations. As a result, our business and prospects, and how investors view and value our common stock, would be harmed.
Our operating results may fluctuate significantly from period to period, which makes our future operating results difficult to predict and could cause our operating results in any particular period or over an extended period to fall below expectations of investors or analysts.
Our operating results have fluctuated significantly in the past and we expect will continue to fluctuate significantly in the future. In particular, the timing and size of sales of our products and services, including results across regions, are highly variable and difficult for us to predict and can result in significant fluctuations in our revenue from period to period. Other participants in our industry have also experienced these fluctuations. As a result, our future results in any particular period or over any extended period may be difficult for us, our investors and analysts to predict.
In addition, our planned expense levels depend in part on our expectations of future revenue. We may choose to maintain or increase levels of investment in areas such as R&D and sales and marketing, despite near-term fluctuations in revenue, in order to position us for continued growth. We also may reduce product prices in order to increase revenue growth and/or penetration of our products into targeted verticals. For example, in January 2017, we announced HiveManager Connect, a simplified version of HiveManager NG included as part of our new Aerohive Connect product line designed for customers with less complex connectivity-oriented requirements. Under the Aerohive Connect program, customers may purchase access points at lower list prices. Aerohive Connect customers can expand their Connect deployment, as needed, and can add subscriptions or licenses to upgrade to our full-featured Select offering and premium support services. In May 2017, we announced that our Aerohive Connect and Select offerings are available across our entire portfolio of access points and switches. We believe that separating our product line into these two offerings will deliver compellingly priced cloud-managed hardware for connectivity-oriented deployments and enables us to capture more subscription and software license revenue from those customers who require a more advanced feature set and support. This program may reduce our revenue, or the rate of our revenue growth, as purchasers take advantage of the lower entry pricing for our products. In addition, it may be difficult and take time for us to adjust expenses sufficiently to compensate for a shortfall in revenue, even when we may anticipate the shortfall. In such instances, even a small shortfall or seasonal fluctuation in revenue could disproportionately and adversely affect our overall revenue, operating margin, operating results and use of cash for a given quarter.
Our operating results may also fluctuate due to a variety of other factors, both within and outside of our control and which we may not foresee, or which we may foresee but not effectively manage, including the changing and volatile domestic and international economic environments, and demand for our products in general and from any particular vertical which may be a target market for our products. Such factors may cause our operating results and stock price to fluctuate. In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include:

•
fluctuations in demand for our products and services, including seasonal variations, especially in the education vertical where purchasing in the United States has typically been stronger in the second and third quarters and weakest in the first and fourth quarters, and where purchasing at any time may depend on the availability of funding, including fluctuations based on the timing and availability of funding for schools under the Federal Communications Commission's ("FCC") E-Rate program and the decisions of schools to defer purchases in anticipation of the availability of such funding or due to a decision to delay product deployments;

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

•	the complexity, length and associated unpredictability of our sales cycles for our products and services;

•	changes in end customers’ budgets for technology purchases and delays in their purchasing decisions and cycles;

•
technical challenges in end customer networks, which may be unrelated to our products, and which could delay adoption and installation and impact the operation of our products and purchases of our services;

•
delay in development and availability of component parts needed for development and timely introduction of our next-generation products and product features and continued availability of legacy products at volumes we need to meet demand;

•	our ability to develop, increase and sustain sales capacity and effective sales execution across all our sales territories;

•	changes in the competitive dynamics of our target markets, including new entrants, further consolidation and pricing trends which suggest commoditization of certain product segments;

•	variation in sales channels, product costs, prices or the mix of products we sell;

•	our contract manufacturers’ and component suppliers’ ability to meet our product demand forecasts on time, at acceptable prices, or at all, particularly with respect to our newer products;

•
our ability to develop and make more productive relationships with our channel and strategic partners, including specifically Dell, and such partners’ ability to effectively develop sales opportunities for us and distribute our products;

•	the timing of product releases or upgrades by us or by our competitors, such as next-generation products or product features;

•
our ability to successfully expand the suite of products we sell and services we offer to existing end customers and channel partners, to timely introduce new product introductions and to manage the transition both of existing products and operating platforms and our end customers to these new products and services, including timely transition of our end customers to HiveManager NG and our Connect offering, and to limit disruption to our end customers’ ordering practices and the pricing environment for our legacy products and services while maintaining levels of revenue, gross margin and operating performance which we or our investors and analysts expect;

•	our transition to a channel-focused "Go-to-Market" selling model and our ability to maintain levels of revenue growth our investors and analysts may expect through this transition;

•	our ability to identify and attract new customers for our products, while maintaining relationships with our existing customers, which is necessary to continued future revenue growth;

•
the potential need to record additional inventory reserves for products that may become obsolete or slow-moving due to our new product introductions, changes in end customer requirements, new competitive product or service offerings or our over-estimation of demand for such products as of any particular period;

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

•
periods of continuing strength of the U.S. dollar relative to the currencies of the countries of our VADs or end customers who purchase our products, or of our contract manufacturers or the component suppliers to our contract manufacturers, which may require us to reduce pricing for our products outside the United States in order to maintain sales and revenue performance, or raise the cost we must pay to our manufacturers for our products, resulting in either case in lower revenue and/or gross margins for those products;

•	volatility in our stock price, which may lead to higher stock compensation expenses or harm our ability to effectively attract, incentivize and retain our employees using stock-based compensation;

•
the ability of our competitors, including those with greater financial resources, to introduce new products, product features and services more quickly and in response to end customer demand and to drive down pricing on our products and services, which could materially reduce our revenue and gross margins;

•	our ability to achieve as of any particular period or over time a level of financial performance consistent with the expectations of our investors and industry analysts; and

•
general economic or political conditions in our domestic and international markets, including, specifically, in Europe, where the determination of the United Kingdom to exit the European Union has dampened economic activity and growth in the market for our products.

The effects of these factors, individually or in combination, create unpredictability in our operating results, our ability to forecast those results and our ability to achieve those forecasts. As a result, you should not rely on our past results as an indication of our future performance and comparing our operating results on a period-to-period basis, or anticipating our future results based on our public forecasts, may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of our investors or financial analysts for any period. We may release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, based on management predictions, which are necessarily speculative in nature. Our guidance may vary, and has varied, materially from actual results. For example, on January 16, 2018, we announced preliminary revenue results for our fourth quarter of fiscal year 2017, which was below the revenue outlook we had provided for the period in November 2017. Similarly, on February 14, 2017, we announced our revenue results for our fourth quarter of fiscal year 2016, which was below the revenue outlook we had provided for the period in November 2016. In each of these instances, our revenue results were below the estimates of financial analysts at that time for the period. We believe that different factors contributed to our disappointing revenue results in these periods. For example, we believe poor sales execution issues were primarily responsible for our revenue short-fall in the fourth quarter of our fiscal year 2017 and lower-than-expected U.S. education business during the quarters was a primary driver of our lower revenue performance and outlook in the fourth quarter of our fiscal year 2016. If our revenue or operating results, or the rate of growth of our revenue or operating results, fall below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated revenue or earnings forecasts. Our failure to meet our own or other publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but fall short of analyst or investor expectations, could cause our stock price to decline and expose us to costly lawsuits, including securities class action suits. For example, three purported class action law suits were filed in January 2018 asserting that statements we made in conjunction with our financial outlook for the fourth quarter of 2017 were false or misleading, or failed to include material information. See Note 5 - Commitments and Contingencies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding these class action law suits. These suits and other potential such litigation against us could impose substantial costs and divert management’s attention and resources.
Our results are subject to quarterly seasonal variances, which make it difficult to compare or forecast our financial results on a quarter-by-quarter basis.
Our revenue fluctuates on a seasonal basis, which affects the comparability of our results between periods. For example, our total revenue has historically decreased from our fourth quarter to the first quarter of our next fiscal year due to seasonal buying patterns and budget cycles within both our education vertical and general enterprise end customers. Demand in the education vertical tends to be weakest in the first and fourth quarters. However, we also historically have seen a sequential increase in end-of-year purchases by enterprise customers in our fourth quarter, which we believe is mainly due to an expectation to complete purchases within their calendar-year budget cycle. These seasonal variations are difficult to predict accurately and at times may be entirely unpredictable or subject to our operating performance in any particular period. Our ability to sustain that expansion in subsequent quarters, particularly in our less-developed sales territories, or where we have experienced recent turn-over, introduces additional risk into our business and our ability to accurately provide our own publicly stated revenue and earnings forecasts. In addition, we rely upon forecasts of end customer demand to build inventory in advance of anticipated sales. We believe our seasonal business pattern has become more difficult to predict, making it more difficult for us to forecast product demand, inventory requirements and our financial results, including on a quarter-to-quarter basis. Moreover, part of our strategy is to increase our sales in non-education verticals, and if the mix of products we sell in any particular period changes the seasonal nature of our revenue may change in an unpredictable way, which could increase the volatility of both our financial results and stock price.
The market and demand for our products and services may not develop as we expect.
Our revenue decreased 10% from 2016 to 2017. Historically, our year-over-year revenue grew 12% from 2015 to 2016, 10% from 2014 to 2015, 28% from 2013 to 2014 and 50% from 2012 to 2013. The slowing rate of our revenue growth may continue, and may even be negative, as it did for our fiscal year 2017. As the general demand for wireless networking in the industry verticals that we target, or demand for our products in particular, slows, our revenue may also grow at a slower rate than we anticipate or not at all.
Part of our strategy depends upon expanding sales of our cloud-managed wireless networking, switching and routing products to medium and large enterprise headquarters, branch offices and teleworkers. We intend to continue to direct resources to improve HiveManager NG as the basis for data services and data analytics applications. Sales of such products, services and applications to enterprise end customers typically require long sales cycles and are subject to price sensitivity. Moreover, many potential end customers in the enterprise market have substantial network expertise and experience, which may require a more-costly and sophisticated marketing and sales strategy. It is unclear whether our end customers will pay for data analytics or other SaaS services we expect to provide or, instead, require us to provide them as enhancements to our support offerings (at no cost to them or incremental revenue to us).
In January 2017, we announced HiveManager Connect, a simplified version of HiveManager NG included as part of our new Aerohive Connect product line designed for customers with less complex connectivity-oriented requirements. Under the Aerohive Connect program, customers may purchase access points with a simplified version of HiveManager, and community/email-based customer support, at lower list prices. Aerohive Connect customers can expand their Connect deployment, as needed, and can add subscriptions or licenses to upgrade to our full-featured Select offering and premium support services. In May 2017, we announced that our Aerohive Connect and Select offerings are available across our entire portfolio of access points and switches. We believe that separating our product line into these two offerings will deliver compellingly priced cloud-managed hardware for connectivity-oriented deployments and will enable us to capture more subscription and software license revenue from those customers who require a more advanced feature set and support. This program may reduce our revenue, or the rate of our revenue growth, as purchasers take advantage of the lower entry pricing for our products. In addition, it is unclear whether our customers will choose the simplified Connect product offering, even at the lowest list prices offered, as an alternative to our current offering, or whether we will be able to manage the transition amongst our customers and in our market to our Connect offering.
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

The United Service Administrative Company ("USAC"), experienced significant administrative challenges during 2016 and 2017 E-Rate cycles, causing the pace of release of approved funds and resulting availability of those funds to schools to continue to be significantly reduced. For example, the Federal Communications Commission publicly acknowledged USAC's continuing management of the E-Rate program by letter dated April 18, 2017, noting serious and persistent flaws in critical E-Rate processes which have caused persistent delays in funding commitments to schools and libraries. We believe that the significantly slower pace of E-Rate funding and other operation program execution issues were the primary drivers of our weaker-than-expected order volume and lower revenue performance from our educational vertical in recent quarters. We expect these delays, deferrals and lower levels of E-Rate-funded transactions to continue into 2018. These are specific examples of the many factors which add additional uncertainty to our future revenue from our educational end customers.
Our sales cycles often require significant time, effort and investment and are subject to risks relating to our operating performance.
Our sales efforts can take several quarters, and involve educating our potential customers about the applications and benefits of our products, including the technical capabilities of our products and associated applications and services, and recruiting and developing our channel partners. We may experience slower-than-expected sales productivity or poor sales execution in certain territories, especially in those where we experience turn-over. We continue to invest in these territories, but such further investment may take significant time and effort in order to realize growth. In addition, poor sales execution may significantly reduce our revenue performance, as it did in our fourth quarter of our fiscal year 2017. For example, we changed our sales leadership in November 2017 and made additional personnel and other changes in our sales organization as we continued to identify underlying sales execution issues which became fully apparent in the last month of the fourth quarter. As we respond to turn-over or transition personnel in response to poor execution, newly hired personnel may also require several quarters to gain experience and develop their territories before achieving capacities we have assumed in our sales forecasts. Sales to the education vertical are an important channel for us, and can involve an extended sales cycle. In addition, sales to our enterprise customers may also involve an extended sales cycle, and often initial purchases are small. Purchases of our products are also frequently subject to our end customers’ budget constraints, multiple approvals, unplanned administrative processing and other risks and delays. Such end customers, in particular larger enterprise customers, also may hesitate to place orders with us, instead preferring our larger and longer-established competitors. In addition, the evolving nature of the market may lead prospective end customers to postpone their purchasing decisions pending resolution of wireless networking or other standards, or wait for adoption of technology developed by others.
We need to develop new products and continue to make enhancements to our existing products to remain competitive in a rapidly changing market.
The technology and end customer demands in the wireless networking market change rapidly, which requires us to continuously develop and release new products and product features and associated applications and services. We must continuously anticipate and adapt to our end customers’ needs and market trends, and continue to make investments to develop or acquire new products, applications and services that meet market demands, technology trends and regulatory requirements. If our competitors introduce new products, applications and services that compete with ours, we may be required to reposition our product offerings or introduce new products in response to such competitive pressure. We may also offer products and services, and/or combinations thereof at lower price points in order to broaden our penetration in the enterprise market.
Developing our products is challenging and involves substantial commitment of resources and significant development risk. Each phase in our product development presents serious risks of failure, rework or delay, any one of which could impact the timing and cost-effective development of products, and each of which could affect our ability to take advantage of a business opportunity or could jeopardize end customer acceptance of the product. Compared to our larger and longer-established competitors, our ability to develop and timely deliver new products and product functionality is limited. We also have experienced in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. For example, we are currently bringing to market our family of next-generation Wi-Fi products, including our .11ax, SD-WAN and SD-LAN portfolio of products, and our HiveManager NG cloud-services platform providing cloud-delivered network management applications and on-premises network management, as well as supporting data structures, analytics and APIs. We also have announced programs to develop new data analytics services and API platforms. In addition, in early 2018 we announced our A3 secure access management and authentication product and Aerohive Atom AP30 pluggable access point. These are complex technical undertakings and subject to many variables and risks of delay.
If we fail to develop new products, product enhancements applications or services, or fail effectively to manage the transition of our end customers to these new products, product enhancements, applications or services, or our end customers or potential end customers do not perceive our products, product enhancements, applications or services to have compelling technical or cost-based advantages, our business and prospects could be adversely affected, particularly if our competitors are able to introduce solutions at lower prices and/or with increased functionality. In addition, our introduction of new or enhanced products requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices, and ensure that new products can be timely delivered to meet our end customers’ demand and to limit inventory obsolescence. For example, in January 2017, we announced HiveManager Connect, a simplified version of HiveManager NG included as part of our new Aerohive Connect product line designed for customers with less complex connectivity-oriented requirements. Under the Aerohive Connect program, customers may purchase access points with a simplified version of HiveManager, and community/email-based customer support, at lower list prices. Aerohive Connect customers can expand their Connect deployment, as needed, and can add subscriptions or licenses to our full-featured Select offering and premium support services. In May 2017, we announced that our Aerohive Connect and Select offerings are available across our entire portfolio of access points and switches. We believe that separating our product line into these two offerings will deliver compellingly priced cloud-managed hardware for connectivity-oriented deployments and enables us to capture more subscription and software license revenue from those customers who require a more advanced feature set and support. This program may reduce our revenue, or the rate of our revenue growth, as purchasers take advantage of the lower entry pricing for our products. In addition, it is unclear whether new customers will purchase our Connect products, or having purchased our Connect products will also purchase subscriptions to our Select offering, or whether our existing customers will continue to purchase our Select services and support offerings, in each case at all or at the levels we assume. If our customers, both new and existing, choose the simplified and lower-priced Connect product offering, as an alternative to our Select offering, we could see a shift in the mix of these product offerings, thus reducing overall revenue, gross margins and ability to achieve profitability. Further, after delivering new products we may identify and must then timely address performance issues as the products are used in the field in a particular environment or at a scale which we could not replicate or did not anticipate during development. For example, we believe that we introduced our new HiveManager NG product to some of our larger and more complex customers before its feature set was able fully to address their requirements, which resulted in elongated sales cycles and reduced revenue opportunities, which specifically contributed to our lower revenue performance in the fourth quarter and our outlook for the first quarter of our fiscal year 2017. We believe that the lengthier sales cycle associated with our HiveManager NG offering, and its impact on our revenue opportunities and operating results, continued through 2017. Our end customers may also defer decisions to purchase our existing products in anticipation of our expected release of a next-generation product. We also may not correctly anticipate customer interest in or demand for our data analytics services or API platforms, or our customers may expect that we provide these additional services as part of our existing product support (and at no cost to them or incremental revenue to us). If we do not carefully manage the timing of our new products or product feature releases, and effectively support the new products and product feature releases, we could interfere with our end customers’ purchases and disrupt the pricing environment for our new and legacy products, which could drive down our revenues and operating margins.
As a result of these and other risks, we may not be successful in modifying our current products or introducing new products in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results and prospects would be materially harmed.
Our gross margin will vary over time and may decline in the future.
Our gross margin was 67.1%, 67.4% and 66.8% for fiscal years 2017, 2016 and 2015, respectively. Our gross margin will vary over time, may be difficult to predict and may decline in future periods. Our gross margin also varies across our product lines and, therefore, a change in the mix of products our end customers purchase in any period would likely have a significant impact on our overall gross margin in the period. For example, during our fourth quarter of our fiscal year 2017, strong non-GAAP margins from our subscription and support services, as well as our recognition in the quarter of deferred revenue, contributed to higher gross margin performance than we had publicly predicted for the period. During periods where our subscription and support services and deferred revenue we recognize if the quarter may disproportionately contribute to our overall revenue mix our overall gross margins for the period may similarly exceed our public guidance or internal forecasts. This may be true even where our gross margins from product revenue may be declining, whether due to competitive product or pricing pressures or our end customers choosing lower-priced products, including our own, such as our Connect offering.
When the exchange rate of the U.S. dollar relative to foreign currencies is strong, we may reduce pricing for our products outside the United States in order to maintain sales and revenue performance, or incur higher manufacturing costs, each of which would lower gross margins for those products.

The market for wireless networking products is also characterized by rapid innovation and declining average sales prices as products mature in the market place. Even if we are successful in launching new products, competition may continue to increase in the market segments in which we compete, which would likely result in increased pricing competition. To retain our average gross margin, we are required to continuously update our products and introduce new products and reduce our manufacturing costs and expenses, and we could fail to accomplish this. In addition, the sales prices for our products and services may decline for a variety of reasons, including sales strategy, competitive pricing pressures, customer demand, discounts, a change in the mix of products and services we sell, including seasonal changes in our end customers’ ordering practices, anticipation of the introduction of new products or services and decisions by end customers to defer purchases, or promotional programs. Larger competitors, such as Cisco/Meraki, Hewlett-Packard/Aruba, Arris/Ruckus, Ubiquiti, Extreme Networks, Riverbed/Xirrus and Huawei, each with significantly greater financial, sales, and engineering resources and/or more diverse product and service offerings, may reduce the price of their products or services that compete with ours or may bundle them with other products and services. If we do not similarly reduce our product manufacturing costs, or if we reduce our prices for such products or services in order to remain competitive, our gross margin and revenue will decline. Any such declines in our gross margins or revenue could have an adverse impact on the value of our common stock.
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
We continue to develop our system and documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete on an annual and ongoing basis our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. Further, our independent registered public accounting firm is not required to report on the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an "emerging growth company," as defined by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.
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
A substantial portion of our revenue is from existing end customers. However, our revenue growth is dependent upon our ability to identify and secure new customers who will provide additional revenue going forward. As such, our future revenue may also be negatively impacted by lower new-customer-acquisition levels in earlier periods. We believe our rate of customer acquisition slowed in fiscal years 2016 and 2017 as we began to transition our customers to new products and platforms. For example, we introduced our new HiveManager NG product to some of our larger and more complex customers before its feature set was able to fully address their requirements. We believe this resulted in elongated sales cycles and reduced revenue opportunities, and also contributed to lower new-customer-acquisition levels. Lower customer-acquisition rates in prior periods has contributed to lower current rates of revenue growth, which we believe may continue to affect for several quarters our ability to generate revenue growth. We primarily look to our channel partners to identify and secure new customer opportunities. Unless we are able, through these partnerships, to increase our rate of customer acquisition, our rate of revenue growth and future actual revenue performance may fall short of investor expectations and analyst forecasts, which would cause the price of our stock to decline.

Our products utilize cloud-managed solutions, and our future growth relies in significant part in continued demand for cloud-managed solutions and our ability to develop and deliver such services.
Most of our end customers utilize our cloud-managed networking platform to access our applications through the Internet, rather than access our application through a physical device or virtual machine that our end customers host on their premises. As our business grows, we must increase the capacity of our cloud-managed solutions and continue to develop new and innovative solutions that meet the needs of our end customers. Demand for our cloud-managed solutions could decline if we are not able to offer sufficient capacity or if confidence in the security of cloud-managed solutions in general, or our platform in particular, were to decline. In addition, a significant feature of our platform will increasingly be the ability to collect and analyze user data through applications specific to particular industry vertical and use cases. Regulatory changes in the U.S. and internationally relating to the use of end customer data, including requirements relating to data privacy and security, or shifting societal norms regarding data privacy and security, could affect market demand for, and our ability to deploy, our platform. Moreover, although our end customers do not immediately lose network functionality if cloud-connectivity fails, if our ability to deliver services through the cloud were interrupted repeatedly or for an extended period, our reputation could be damaged and confidence in our platform would likely decline, causing our revenue to decline.
We plan to target new industry verticals and geographies to diversify our end customer base and expand our channel relationships, which could result in higher research and development and sales and marketing expenses, and which may not be successful and could reduce our operating margin.
Part of our strategy is to target new industry verticals and geographies. Currently, we are focusing a significant portion of our business on the education, hospitality and retail verticals, and to a lesser extent on finance, hospitality and healthcare, which may depend on developing new products targeted to such sectors. Specifically, we intend to invest in the development of data applications and analytics capabilities which we feel may be attractive to our end customers, particularly in the retail vertical. In addition, we also plan to continue to expand to additional countries beyond those in which we currently operate. We also intend to invest in existing and new channel relationships to reach additional end customers to further diversify our revenue base. Targeting new industry verticals and geographies and developing customized products, data applications and partnerships, including channel partners targeting these industry verticals and geographies, may be expensive, require us to attract, train, develop, integrate and retain qualified employees and key sales personnel, and increase our research and development costs, as well as our sales and marketing expenditures. We may need to develop new product features or target new market segments, which could divert resources and attention from our existing products and target markets. We must also further develop and make more productive relationships with our channel partners and our channel partners’ ability to effectively market, distribute and support our products, which require specific investments and additional dedicated resources. Because we have limited experience in developing and managing such channels and markets, we may not be successful in further penetrating certain geographic regions or reaching a broader customer base. Failure to develop or manage additional sales channels effectively would limit our ability to succeed in these markets and could adversely affect our ability to grow our business.
We announced in April 2015 a new relationship with Dell, whereby Dell became a reseller of Aerohive’s Wi-Fi and cloud services. In November 2017, we announced we had an OEM agreement with Dell which significantly expanded the scope of our resale relationship. In February 2016, we announced a partnership with SYNNEX Corporation, as a value-added distributor of our products in the United States and Canada. To support these and other relationships, we will need to continue to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings, which could distract management’s attention and divert existing resources from our current business. We do not know if we will be successful in any of these efforts, or whether the level of success we achieve will justify the additional spending and specific investments and dedicated resources required. In addition, increasing the significance to us of Dell as a channel partner, including through broader partner relationships, could undermine the success of our other channel partners. For example, through our OEM relationship, Dell may have access to favorable pricing or integrated product offerings which may give them an advantage in identifying and securing customer opportunities. This could cause our product margins and associated revenue to decrease. Our other channel partners may also be less willing to continue to invest in and dedicate resources toward the marketing, distribution and support for our products, which could reduce the associated revenue we receive from them and our revenue overall.
It will also take time for us to fully realize the benefits from our continued channel relationships, including with Dell, in particular as we negotiate the transition from a reseller to an OEM relationship. In addition, we cannot be certain that these partners, such as Dell, will continue to invest in the success of our partnership or, instead, choose to direct their resources to other partnerships, including potentially with our competitors. For example, in February 2018 Ruckus Wireless announced that it had signed an OEM agreement with Dell whereby Dell will also become a reseller of Ruckus’ portfolio of wireless solutions. If our channel partners fail to effectively market, distribute and support our products, or if our channel strategy, or particular channel partner initiatives or investments, such as with Dell or others we may identify, are otherwise unsuccessful, our revenue performance and operating margin would be harmed, which could adversely affect the value of our common stock.

We base our inventory purchasing decisions on our forecasts of customers’ demand, and if these forecasts are inaccurate our revenue, gross margin and liquidity could be harmed.
We place orders with our manufacturers based on our forecasts of our end customer demand. We base our forecasts on multiple assumptions, including internal and channel partner sales forecasts, each of which may cause our estimates to be inaccurate, affecting our ability to fulfill demand for our products. When demand for our products increases significantly, we may not be able to meet demand on a timely basis, or we may incur additional expediting costs to assure we meet demand. If we underestimate demand, we may forego revenue opportunities, lose market share and damage our reputation and our relationship with our channel partners and our end customer relationships. Conversely, if we overestimate demand, we may purchase more inventory than we are able to sell at any given time, or at all, which would increase our reserves and risk of potential write-offs.
Our value-added distributors' stock inventory of our products, and are entitled in certain circumstances to limited stock rotation rights, which could cause us to accept the return of products and expose us to the risks of higher costs.
We grant our value-added distributors ("VADs") limited stock rotation rights, which could require us to accept stock back from a VAD’s inventory under certain circumstances. Under certain agreements, a VAD may have or retain a right to return a portion of products which the VAD purchased, typically within the prior six months. We typically recognize revenue upon shipment to the end customer; however, if we are required to accept returns of obsolete or slower-moving inventory, our costs would increase and our operating results could be harmed. If our forecasts were inaccurate we could have higher costs, lower revenue or otherwise suffer adverse financial consequences, including holding or having to write-off the value of obsolete or slower moving inventory.
We outsource the manufacturing of our products to third parties, and we therefore do not have the ability to completely control quality over the manufacturing process. In addition, if our contract manufacturers refuse or are unable to manufacturer our products, we may be unable to qualify new manufacturers in a timely manner, which would result in our being unable to sell our products.
We outsource the manufacturing of our products to third-party original design manufacturers located in China and Taiwan, where they perform quality inspections, and conduct reliability tests, before they ship finished products to our warehouse centers for managing inventory and delivery logistics located in the U.S., the Netherlands, Malaysia and China. We operate these logistics centers currently for all end customer shipments, whether destined to locations in North, South and Central America ("the Americas"), Europe, the Middle East and Africa ("EMEA"), or Asia Pacific and Japan ("APAC").
Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply and timing. Any manufacturing or shipping disruption by these third parties could severely impair our ability to fulfill orders. If we are unable to manage effectively our relationships with these third parties, or if these third parties suffer delays or manufacturing disruptions for any reason, experience increased manufacturing lead-times, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery and quality purposes, our ability to ship products to our end customers would be severely impaired and our reputation and our relationship with our channel partners and end customers would be seriously harmed. Additionally, labor unrest or disruption to trade or the expected movement of our product could delay delivery of our products by third parties, or by us to our channel partners and end customers, which could significantly delay revenue or increase our costs and in ways we cannot currently anticipate. Any natural disaster, political instability, disruption in labor or foreign relationships could also disrupt our relationships with our manufacturers or delay their ability to timely deliver our products.
Our original design manufacturers typically fulfill our supply requirements on the basis of individual orders. We also do not have long-term contracts with our third-party manufacturers that guarantee capacity, the continuation of particular pricing terms or the extension of credit limits. Accordingly, our third-party manufacturers are not obligated to continue to fulfill our supply requirements, which could result on short notice to us of supply shortages and increases in the prices we are charged for manufacturing services. In addition, as a result of global financial market conditions, natural disasters, labor disruption or other causes, it is possible that any of our manufacturers could experience interruptions in production, cease operations or alter our current arrangements. If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes, or on current or acceptable terms, we will be required to identify one or more acceptable alternative manufacturers. In addition, we may reduce orders with our design manufacturers in response to volatile market conditions or fluctuating demand for our products. Lower order levels for our products, in particular which continue over several quarters, may cause our manufacturing partners to increase their manufacturing costs to us, shift their resources to other partners or discontinue their partnership with us.
It is time-consuming and costly, and could be impractical, for us to begin to use new manufacturers, and changes in our third-party manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to our specification. As a result, our ability to meet our scheduled product deliveries to our end customers could be adversely affected, which could cause the loss of sales to existing or potential end customers, delayed revenue or an increase in our costs. We also do not currently require all our manufacturers to maintain and demonstrate robust disaster recovery capabilities. Any production interruptions for any reason, such as due to a contractual disagreement, natural disaster, epidemic, capacity shortages or quality problems, at one of our manufacturers would negatively affect sales of our product lines manufactured by that manufacturer and adversely affect our business and operating results.
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
We have not currently identified and qualified other sources for certain of our components. If we lose any of our existing suppliers or licensors we could be required to transition to a new supplier or licensor, which could increase our costs, result in delays in the manufacturing and delivery and increase in the cost of our products or cause us to carry excess or obsolete inventory. Poor quality and delays in availability of any of the components in our products, including especially those with limited or sole sourcing, could also result in lost sales or lost sales opportunities. If the quality of the components does not meet our or our end customers’ requirements, if we are unable to obtain components from our existing suppliers on commercially reasonable terms, or if any of our limited or solely sourced component suppliers ceases to remain in business or to continue to manufacture such components, we could be required to redesign our products in order to incorporate components or technologies from alternative sources. The resulting stoppage or delay in selling our products and the expense of securing and qualifying alternative sources or redesigning our products could result in significant manufacturing and development costs, delayed or lost sales opportunities and damage to customer relationships, which would adversely affect our reputation, business and operating results. For example, in August 2015, we announced that our AP250 and AP245X access points, which were our initial Wave 2 access point products, would not be commercially available until early 2016. This delayed release was due to delays in the products' development and the availability to us of a component part essential to our development and release of the products. Such as with the AP250 and AP245X access points, limited availability in component parts may affect the ability of our manufacturing partner and component suppliers to timely deliver sufficient quantities of a product to meet our demand and sales forecasts. There is a risk that existing or potential customers (including customers in our important education vertical) may elect not to purchase our products or defer purchases they otherwise would make of our products.
We rely upon third parties for the warehousing and delivery of our products, and we therefore have less control over these functions than we otherwise would.
We outsource the warehousing and delivery of all of our products to third-party logistics providers for worldwide fulfillment. As a result of relying on third parties, we have reduced control over shipping and logistics. Any shipping delays, disruptions or mismanagement by these third parties could severely impair our ability to fulfill orders. For example, at the end of our first quarter of fiscal year 2015, a third-party logistics provider was not able to ship product and, as a result, we were not able to take revenue in the quarter on all the orders that we had received and processed. If we are unable to have our products shipped in a timely manner, we may suffer reputational harm, and lose revenue.
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
Existing and future channel partners will only work with us if we are able to provide them with competitive products at prices and on terms that are attractive to them. If we fail to maintain the quality of our products or to update and enhance them, and at reasonable pricing, existing and future channel partners may elect to work instead with one or more of our competitors. We are in the process of reviewing and redirecting our internal sales and marketing activities and investments to support a channel-focused "Go-to-Market" strategy.
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
For example, we announced in April 2015 a new relationship with Dell Inc., whereby Dell became a reseller of Aerohive’s Wi-Fi and cloud services. In November 2017, we announced we had an OEM agreement with Dell which significantly expanded the scope of our resale relationship. In February 2016, we announced a partnership with SYNNEX Corporation as a value-added distributor of our products in the United States and Canada. To support these and other relationships, we are continuing to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings. In addition, we have cannot be certain that these partners, such as Dell, will continue to invest in the success of our partnership or, instead, choose to direct their resources to other partnerships, including potentially with our competitors. In addition, increasing the significance to us of Dell as a channel partner, including through broader partner relationships, could undermine the success of our other channel partners. For example, through our OEM relationship, Dell may have access to favorable pricing or integrated product offerings which may give them an advantage in identifying and securing customer opportunities. This could cause our product margins and associated revenue to decrease. Our other channel partners may also be less willing to continue to invest in and dedicate resources toward the marketing, distribution and support for our products, which could reduce the associated revenue we receive from them and our revenue overall.
It will take time for us to fully realize the benefits from our continued channel relationships, including with Dell, in particular as we negotiate the transition from a reseller to an OEM relationship. In addition, we cannot be certain that these partners, such as Dell, will continue to invest in the success of our partnership or, instead, choose to direct their resources to other partnerships, including potentially with our competitors. For example, in February 2018 Ruckus Wireless announced that it had signed an OEM agreement with Dell whereby Dell will also become a reseller of Ruckus’ portfolio of wireless solutions. If our channel partners fail to effectively market, distribute and support our products, or if our channel strategy, or particular channel partner initiatives or investments, such as with Dell or others we may identify, are otherwise unsuccessful, our revenue performance and operating margin would be harmed, which could adversely affect the value of our common stock.
Our products are subject to U.S. export controls; where we fail to comply with these laws, we could suffer monetary or other penalties.
Our products are subject to U.S. export controls, specifically the Export Administration Regulations, and economic sanctions enforced by the Office of Foreign Assets Control. We incorporate standard encryption algorithms into our products, which, along with the underlying technology, we may export outside of the United States only with the required export authorizations, including by license, license exception or other appropriate government authorizations. Each of these authorizations may require us to file an encryption registration and classification request. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions. We take precautions to prevent our products and services from being exported in violation of these laws and, in many instances, we rely on our channel partners, in particular our VAD, VAR and MSP partners, to assure compliance when selling, distributing and/or using our products outside the United States. In certain instances, we have shipped encryption products prior to obtaining the required export authorizations and/or submitting the required requests, including a classification request and request for an encryption registration number. As a result, we previously filed a Voluntary Self Disclosure with the U.S. Department of Commerce’s Bureau of Industry and Security concerning these violations. In January 2018, we provided a voluntary disclosure to the U.S. Customs and Border Protection service relating to the value of merchandise we imported to the United States relating to the manufacture of certain of our products. A repeat of these past instances could result in monetary or other penalties assessed against us. Additionally, even though we take precautions to ensure that our channel partners comply with all relevant regulations, any failure by our channel partners to comply with such regulations could have negative consequences for us, including reputational harm, government investigations and penalties and interruptions in our ability to distribute and sell our products.

Furthermore, various countries regulate the import of certain encryption technology and operation of our products, including through import permitting, certification and licensing requirements, and have enacted laws that could limit our ability to distribute our products or our end customers’ ability to operate our products in those countries, or could impose additional expense on us to meet these requirements as a condition to distribute our products. Encryption products and the underlying technology may also be subject to export control restrictions. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export approval for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory laws and regulations regarding the export or import of our products, including with respect to new releases of our products, may create delays in the introduction of our products in international markets, prevent our end customers with international operations from deploying our products throughout their globally distributed systems or, in some cases, prevent the export or import of our products to some countries altogether.
In addition, because our sales are made through channel partners, if these channel partners fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected, including potentially being liable for penalties under government restrictions and regulations, even where the channel partner failed to obtain the appropriate licenses or authorizations. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Changes in our products or changes in applicable export or import laws and regulations may also create delays in the introduction and sale of our products in international markets, prevent our end customers with international operations from deploying our products or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential end customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products could adversely affect our business, financial condition and results of our operations.
U.S. export control laws and economic sanctions programs also prohibit the shipment of certain products and services to targeted countries, governments and persons that are subject to U.S. economic embargoes and trade sanctions. If we or our channel partners ship products to those targets or third parties provide our products to these targets, we could be subject to government investigations, penalties and reputational harm. Furthermore, any new embargo or sanctions program, or any change in the countries, governments, persons or activities targeted by such existing programs, could result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential end customers, which could adversely affect our business and our financial condition.
Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.
As a public company, we are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") to diligence, disclose and annually report whether our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. We have incurred and will continue to incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities, and we expect to incur additional costs in the future to comply with these disclosure requirements. We do not choose or contract directly with the component parts providers and do not have contracts with these component parts suppliers. We rely, instead, on our manufacturing partners to select, source, diligence and report to us the component parts within our products. This absence of any relationship between us and the component suppliers makes significantly more difficult our ability to determine and report whether our products contain conflict minerals. Consequently, we may face reputational harm if our channel partners incorrectly determine or report whether certain of our products contain minerals not determined to be conflict-free or if we are unable to alter our products, processes or sources of supply to avoid use of such materials.
Our products incorporate complex technology and may contain defects or errors. We may become subject to warranty claims, product returns, product liability and product recalls as a result, any of which could cause harm to our reputation, impose costs and increase expenses, expose us to liability and adversely affect our business.
Our products incorporate complex technology and must support a wide variety of devices and new and complex applications in a variety of environments that use different wireless networking communication industry standards. Our products have contained, and may contain in the future, undetected defects or errors or may not perform as we expect in certain environments. We may discover some errors in our products only after a product has been installed and used by end customers. These issues are most prevalent when we introduce new products into the market or, once introduced, when the products experience significant loads in actual use environments or at scale which we could not create or did not anticipate during development. We have delayed and may in the future delay the introduction of our new products due to such defects and errors. Since our products contain components that we purchase from third parties, we also expect our products to contain latent defects and errors from time to time related to those third-party components.

Defects and errors may also cause our products to be vulnerable to security attacks. The techniques used by computer hackers to access or sabotage networks are becoming increasingly sophisticated, change frequently and generally are not recognized until after they have been launched against a target. As we increasingly collect, store, analyze, use and transmit data, and provide data analytics solutions to our end customers, these risks become more significant to us. We may be unable to anticipate these techniques or provide a solution in time to protect our and our end customers’ networks. In addition, we might not be able to timely develop and provide updated products and software to our end customers, thereby leaving our end customers vulnerable to attacks. Finally, if our employees, or others who have access to end customer data, misuse this information, our reputation would be harmed and we could be subject to claims for damages.
Real or perceived defects or errors in our products could result in claims to return product or that we reimburse losses that our end customers or channel partners sustain and we may be required, or may choose for customer or partner relations or other reasons, to expend additional resources in order to help correct the problem, including incurring additional warranty and repair costs, process management costs and costs associated with remanufacturing our inventory. We typically offer a limited warranty on our Wi-Fi access points and other products. We also provide certain service commitment guarantees for our cloud-managed platform, pursuant to which our end customers may receive service credits in connection with service outages. Liability limitations in our standard terms and conditions of sale may not be enforceable under some circumstances or may not fully or effectively protect us from claims and related liabilities and costs. In addition, regardless of the party at fault, errors of these kinds which would divert the attention of our engineering personnel from our product development efforts, damage our reputation and the reputation of our products, cause significant customer relations problems, and can result in product liability claims. We do not maintain insurance which would protect against many of these types of claims associated with the use of our products. Even where claims ultimately are unsuccessful we may have to expend funds in connection with litigation, including on behalf of our end customers and channel partners, and divert management’s time and other resources. We also may incur costs and expenses relating to a recall of one or more of our products. The process of identifying and recalling products that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our end customers and channel partners and significant harm to our reputation. The occurrence of any of these problems could result in substantial costs to us and the delay or loss of market acceptance of our products and could adversely impact our business, operating results, reputation and financial condition.
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

Our future success also depends on our ability to continue to attract, integrate and retain highly skilled personnel, especially skilled executives and sales and engineering employees. We have experienced in the past higher than normal turn-

over, especially amongst our sales and engineering personnel, and continue to replace personnel where we think needed to improve our operations and product development capabilities and processes. We also continue to replace personnel as part of our ongoing performance and expense management initiatives. Turn-over is highly disruptive to our operations and has had and could continue to have an adverse effect on our revenue. In addition, competition for highly skilled personnel is frequently intense, especially in Silicon Valley, where we maintain our headquarters and a substantial operating and sales presence, and Hangzhou, China, where we currently maintain a significant research presence and highly skilled product development and engineering personnel. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. The lack of performance in our stock price may affect our ability to attract new employees or retain existing employees by decreasing the perceived value of any stock-based compensation we may offer or they may hold. Prolonged periods of low performance or volatility in our stock price could negatively impact our appeal as an employer, harm employee morale or increase employee turnover, including amongst our Silicon Valley and China-based employees. Any failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs may negatively impact our growth. Also, to the extent we hire personnel from our competitors, we may be subject to allegations that we have improperly solicited these employees, that they have divulged to us proprietary or other confidential information of their former employers, or that their former employers own their inventions or other work product. This may expose us to significant liability and litigation risk.
Our ability to sell our products is highly dependent on the quality of our support offerings, and our failure to offer high quality support would have a material adverse effect on our sales and results of operations.
Once our products are deployed, our end customers depend on our support organization and support our channel partners provide to resolve any issues relating to our products. Our support delivery organization comprises employees in various geographic locations and an outside service provider, which provides general technical support to our end customers. A high level of support is important for the successful marketing and sale of our products. If we do not effectively help our end customers quickly resolve issues or provide effective ongoing support, it would adversely affect our ability to sell our products to existing end customers as well as demand for continued support and renewal contracts, and could harm our reputation with existing and potential end customers.
We are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other matters and violations of these complex and dynamic laws, rules and regulations may result in claims, changes to our business practices, monetary penalties, increased costs of operations, and/or other harms to our business.
A wide variety of provincial, state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of data, including personal data. Foreign data protection, privacy and other laws and regulations are often more restrictive than those in the United States. These data protection and privacy-related laws and regulations are varied, evolving, can be subject to significant change, may be augmented or replaced by new or additional laws and regulations, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. The European Union, for example, has adopted various directives regulating data protection, privacy and security and the collection, storage, analysis, use and transmission of content using the Internet involving European Union residents, including those directives known as the Data Protection Directive, the E-Privacy Directive, and the Privacy and Electronic Communications Directive. The European Union may adopt similar directives and regulations in the future.
The European Union model has been replicated substantially or in part in various jurisdictions outside the U.S., including in certain Asia-Pacific Economic Cooperation countries. Changes in European Union data protection regulations, including the General Data Protection Regulation ("GDPR") may also introduce new or additional operational requirements for companies that receive personal data, which may differ from than those currently in effect in the European Union, which may also include significant additional compliance requirements and increased penalties for non-compliance. For example, the GDPR, which will become fully effective on May 25, 2018, will supersede existing European Union data protection laws, includes more stringent operational requirements for companies processing European Union personal data, and imposes significant penalties for non-compliance. Further, some countries may require separate and local storage and processing of data that could limit certain of our product applications and solutions and increase the cost and complexity of selling our solutions or maintaining our business operations in those jurisdictions. California has also introduced broad rules, which may or may not anticipate and be consistent with rules expected to be adopted by our federal government. Our introduction of new data platforms, applications and solutions or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. For instance, participation in the federal E-Rate funding program may subject us to additional privacy and data use restrictions under U.S. federal, state, and local laws and regulations relating to the processing of data relating to students or children.
The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and these laws and regulations may be interpreted and applied inconsistently from within a country or country to country, and inconsistently with our current policies and practices, and may be contradictory with each other. Additionally, various federal, state, and foreign regulatory or other governmental bodies may issue rulings that invalidate prior laws, regulations, or legal frameworks in manners that may adversely impact our business. For example, the Court of Justice of the European Union in October 2015 issued a ruling invalidating the EU-U.S. Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European Union data protection laws. The U.S. and EU have implemented a replacement for the EU-U.S. Safe-Harbor Framework (known as the EU-U.S. Privacy Shield), but the EU-U.S. Privacy Shield has been subject to challenge and some regulatory uncertainty remains regarding the future of data transfers from the European Union to the U.S. Also, in June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, and in March 2017, the government of the United Kingdom formally initiated the withdrawal process, which has created uncertainty with regard to the regulation of data protection in the United Kingdom. A Data Protection Bill has been introduced to the United Kingdom's House of Lords that proposes to substantially implement the European Union's General Data Protection Regulation. Nevertheless, the Data Protection Bill must complete the legislative process, so it remains unclear what modifications will be made to the final legislation. In addition to government regulation, privacy advocacy and industry groups have adopted and are considering the adoption of various self-regulatory standards and codes of conduct that, if applied to our, our partners or our end customers’ businesses, may place additional burdens on us and our partners and end customers, which may further reduce demand for our products, data platforms, applications and solutions and harm our business.
Our failure to comply with all applicable privacy and data protection laws, regulations, standards, and codes of conduct, as well as our own privacy policies and contractual commitments to the extent possible, could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end customers and other affected individuals, demands that we modify or cease existing practices, damage to our reputation and loss of goodwill (both in relation to existing and prospective end customers), any of which could have a material adverse effect on our operations, financial performance and business. Privacy and data protection regulators within the United States, the European Union and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities. The GDPR provides for European Union regulators to be able to impose fines in some cases of the greater of €20 million or 4% of a company’s worldwide annual sales. Such fines are in addition to the rights of individuals to sue for damages in respect of any data privacy breach which has caused them to suffer loss. Such actions against our partners, including third-party providers of data analytics services, could also affect our operating performance, including demand for our products and cloud-managed solutions, and if these or other third-party vendors violate applicable laws or our policies, such violations may also put our end customers’ information at risk and could in turn have a material and adverse effect on our business. Additionally, there is a risk that failures in systems designed to protect private, personal or proprietary data we may hold will allow such data to be disclosed to or seen by others, resulting in potential regulatory investigations, enforcement actions or penalties, remediation obligations and/or private litigation by parties whose data were improperly disclosed. There is also a risk that we could be found to have failed to comply with U.S. or foreign laws or regulations regarding the collection, storage, handling, analysis, use, transfer, or disposal of such privacy, personal or proprietary data, or consent to the same, which could subject us to fines or other sanctions, as well as adverse reputational impact.
Evolving and changing privacy and data protection laws, regulations and societal norms, including evolving and changing definitions of personal data and personal information, within the United States, European Union, and elsewhere, especially relating to classification of IP addresses, MAC addresses, machine identification, location and tracking, data analytics and other information, may limit or inhibit our ability to operate or expand our business, including limiting our product and data application development and our strategic partnerships that may involve the collection, storage, handling, analysis, use, transfer or disposal of end-user data, thus reducing our and our stockholders' opportunity to benefit from the significant investments we are making in these areas. Even the perception of privacy concerns, failures to secure data, or inadequate data protection, whether valid and whether owing to any action or inaction on our part, may harm our reputation and inhibit adoption of our products, applications and services by current and future end customers.
Our international operations expose us to additional business risks and failure to manage these risks may adversely affect our international revenue.
We derive a significant portion of our revenue from end customers and channel partners outside the United States. For the fiscal years ended December 31, 2017 and 2016, we attributed 41% and 44%, respectively, of our revenue to our international end customers and channel partners. As of December 31, 2017, approximately 46% of our full-time employees were located outside of North America, with 28% located in China. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will continue to require significant management attention and our financial investment.

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
To the extent, we continue to expand our business globally, our success will depend, in large part, on our ability to effectively anticipate and manage these and other risks and expenses associated with our international operations. Political instability and uncertainty in the European Union and, in particular, Britain's recent decision to exit the European Union has slowed economic growth and created significant economic disruption and uncertainty in the region, which could continue to discourage near-term economic activity, including delay decisions to purchase Aerohive products. We believe this has had a significant and continuing impact of our expected revenue from our European operations, as the terms and circumstances of Britain’s exit and its impact on other countries of the European Union are resolved. Our failure to manage any of these risks timely and successfully could harm our international operations and reduce our international sales, and business generally, adversely affecting our business, operating results and financial condition.
Our operations in certain emerging markets expose us to political, economic and regulatory risks.
Our growth strategy depends in part on our ability to expand our operations in emerging markets, including Asia Pacific, the Middle East and Africa, and Latin America. However, some emerging markets have greater political, economic and currency volatility, and greater vulnerability to infrastructure and labor disruptions than more-established markets. In many countries outside of the United States, particularly those with emerging economies, it may be common for others to engage in business practices prohibited by laws and regulations with extraterritorial reach, such as the U.S. Foreign Corrupt Practices Act ("FCPA"), the U.K. Bribery Act, or other local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials, including in connection with obtaining permits or engaging in other actions necessary to do business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition and results of operations.
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
Establishing operations and distribution partners in these emerging markets may also require complex legal arrangements and operations to deliver services on global contracts for our end customers. Because of our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. Additionally, we have established operations in locations remote from our more developed business centers. As a result, we are subject to heightened risks inherent in conducting business internationally, including the following:

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
In the future, we may reorganize our corporate structure or intercompany relationships, which would likely require us to incur expenses in the near term for which we may not realize related benefits, at all or within a reasonable period, to justify the expense. Changes in domestic and international tax laws, including enacted legislation to reform U.S. taxation of international business activities, may negatively impact our ability to effectively restructure, or reduce the benefits we expected from such corporate restructuring. Any such restructuring would likely involve sophisticated analysis, including analysis of U.S. and international tax regimes. Compliance with such laws and regulations may be difficult and expensive and subject our business to additional risks, costs and uncertainties.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2017, we had federal and state net operating loss carryforwards ("NOLs") of $122.2 million and $75.3 million, respectively, due to current and prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code.
On December 22, 2017, the U.S. government enacted new tax legislation commonly referred to as The Tax Cuts and Jobs Act ("TCJA"). The TCJA makes broad and complex changes to the U.S. tax code including changes to the uses and limitations of net operating losses. Specifically, the TCJA imposes an 80% limitation on the use of net operating losses that were generated in tax years beginning after December 31, 2017. As such, we may not be able to utilize a material portion of the NOLs.
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
Our business depends on the overall demand for wireless network technology and on the economic health and general willingness of our current and prospective end customers to purchase our products. The conditions in the United States and global economies are volatile and if they deteriorate our business, operating results and financial condition may be harmed. In particular, we do not know whether spending on wireless network technology will increase or decrease in the future, or at what rate.
Investments in technology by educational institutions in particular could be related to budgetary constraints unrelated to overall economic conditions, or may be magnified by unfavorable economic conditions. The purchase of our products or willingness to replace existing infrastructure are discretionary and highly dependent on a perception of continued rapid growth in consumer usage of mobile devices and, in many cases, involve a significant commitment of capital and other resources. In addition, our small and medium enterprise end customers may also be more sensitive to adverse economic conditions than other potential customers, which could amplify the adverse impact of a deterioration of economic conditions. Therefore, weak economic conditions, uncertain availability of government funding, or a reduction in capital spending would likely adversely impact our business, operating results and financial condition. A reduction in spending on wireless network technology could occur or persist even if economic conditions improve.
In addition, if interest rates rise or U.S. dollar foreign exchange rates weaken for our international end customers and channel partners, overall demand for our products and services could decline and related capital spending may be reduced. For example, when the exchange rate of the U.S. dollar to foreign currencies is strong, the price of our products outside the United States may become less competitive, reducing our sales or requiring us to lower pricing for our products outside the United States in order to maintain sales and revenue performance (thus also reducing our gross margins). Furthermore, any increase in the U.S. dollar-value of worldwide commodity prices may result in higher component prices for us and increased manufacturing and shipping costs, each of which may negatively impact our financial results.
U.S. and global political, credit and financial market conditions may negatively impact or impair the value of our current portfolio of cash, cash equivalents and short-term investments, including U.S. treasury securities and U.S.-backed investment vehicles.
Our cash, cash equivalents and short-term investments were $84.9 million as of December 31, 2017, which we held as money market funds, U.S. treasury securities, commercial paper and investment-grade corporate debt securities with Moody's and S&P ratings of A-/A3 or better. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Any deterioration in the U. S. and global credit and financial markets could cause losses or significant deterioration in the value of our cash, cash equivalents or possible investments. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents and possible investments, which may affect our ability to fund future obligations. Further, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our business, operating results and financial condition.
System security risks, data security incidents and cyber-attacks could compromise our or our end customers’ information including proprietary information and end customer information and disrupt our internal operations, which could cause our business and reputation to suffer and adversely affect our stock price.
In the ordinary course of business, we store sensitive data, as well as our proprietary business information and that of our end customers, suppliers and business partners. The secure maintenance of this information, and our ability to protect our network from interruption or damage from unauthorized entry, computer viruses or other events beyond our control, is critical to our operations, and business strategy, reputation and, ultimately, our success as a business and value to our investors. While we believe we use certain proven applications designed for data security and integrity, we are in the process of developing an information security program. Despite the implementation of security measures, our infrastructure or systems may be vulnerable to hackers, computer viruses, worms, malware, ransomware or other malicious software programs or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade public and private data networks. For example, we and many other companies were notified in October 2017 of a vulnerability in the protocol that secures all-protected Wi-Fi networks, which would enable an attacker to exploit weaknesses using key reinstallation attacks (the "KRACK Attack").

Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. Our information technology and infrastructure may be vulnerable to persistent threats, penetration or attacks by computer programmers and hackers, software bugs or other technical malfunctions, or other disruptions. Due to our business model and the location of some of our development centers, we have faced and are likely to face threats that target both our internal systems and our products and data analytics solutions, which, in turn, may threaten our end customers' networks, devices, applications and data. In addition, our employees could breach our data security measures and misuse such data or other information, whether through error or misconduct. Any such data security incident, whether external or internal in origin, could compromise our networks, including our cloud-managed platform, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be improperly accessed, publicly disclosed, lost or stolen, which could subject us to liability to our end customers, suppliers, channel and business partners and others, and cause us reputational and financial harm. Additionally, an effective attack on our systems, products or data analytics solutions could disrupt their proper functioning, allow unauthorized access to sensitive, proprietary or confidential information of ours or of our end customers, disrupt or temporarily interrupt customers' networking traffic, or cause other destructive outcomes, including the theft of information sufficient to engage in fraudulent financial transactions or compromise other sensitive information. Because the techniques used by computer programmers and hackers, many of whom are highly sophisticated and well-funded, to access or sabotage networks change frequently and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. This could delay our response or the effectiveness of our response and impede our sales, manufacturing, distribution or other critical functions and ability to limit our exposure to third-party claims and potential liability. If any of these types of data security incidents were to occur or to be believed to have occurred, or if we were unable to timely respond to protect sensitive data or other proprietary or non-public data, our relationships with our business partners and end customers could be materially damaged, our reputation and brand could be materially harmed, use of our solutions could decrease, and affected partners, end customers or government authorities could initiate legal or regulatory action against us in connection with such incidents, which could cause us to incur significant expenses and liability or could result in orders, judgments, or consent decrees forcing us to modify our business practices. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web-based products and data analytics solutions we offer, and as we operate in more countries.
In addition, if an actual or perceived data security incident occurs in our network or in the network of a partner or an end customer of one of our products and data analytics solutions (particularly our cloud-based offerings), regardless of whether the incident is attributable to our products and data analytics solutions, the market perception of the effectiveness of our products and data analytics solutions could be harmed. We may also be required to expend significant financial and operational resources in an effort to secure our systems and our and our partners' or customers’ data from security threats and hazards. Further, real or perceived defects or errors in our products and data analytics solutions (particularly in our cloud-based offerings, due to cloud-based offerings sometimes being perceived as being inherently less secure) could result in claims by channel partners and end customers for losses that they sustain, including potentially losses resulting from data security incidents affecting our systems, our end customers' networks and/or downtime of those networks. If channel partners or end customers make these types of claims, we may be required, or may choose for customer relations or other reasons, to expend additional resources in order to help correct the problem, including warranty and repair costs, process management costs, and costs associated with re-manufacturing our inventory and to respond to and resolve litigation and regulatory claims. The economic costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malware, ransomware or malicious software systems and security vulnerabilities and claims could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the programmer or hacker, which may be difficult for us to identify.
Undetected software errors or flaws in our cloud platform could harm our reputation or decrease market acceptance of our solution, which would harm our operating results.
Our platform may contain undetected errors or defects when introduced or as we release new versions. We have experienced these errors or defects in the past in connection with new releases and solution upgrades, and we expect that we or others will find errors or defects from time to time in future releases, even after we release them commercially. Since our end customers may use our platform for security and compliance reasons, any errors, defects, disruptions in service or other performance problems may damage our end customers’ business and could hurt our reputation. If that occurs, we may incur significant costs, the attention of our key personnel could be diverted, our end customers may delay or withhold payment to us or elect not to continue to use our products or renew our services, or defer further purchases, or other significant customer relations problems may arise. We may also be subject to government penalties and liability claims for damages related to errors or defects in our platform.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and interruptions by man-made problems, such as network data-security incidents, computer viruses or terrorism.
Our corporate headquarters are located in Silicon Valley, and substantially all of our contract manufacturers are located in Asia, both regions known for seismic activity. A significant natural disaster, such as an earthquake, a fire or a flood, occurring near our headquarters, or near the facilities of our contract manufacturers, could have a material adverse impact on our business, operating results and financial condition. Despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins, denial of service attacks, malware, ransomware and other disruptions and data security incidents arising from unauthorized tampering with our systems or our products or our data analytic solutions or from internal or external threats. In addition, natural disasters, acts of terrorism or war could cause disruptions in our or our end customers’ or channel partners’ businesses, our suppliers’ and manufacturers’ operations or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. We do not have a fully developed disaster recovery plan or policy or incident response plan or comprehensive written information or data security plans in place which cover all our installations and business operations, and do not currently require that all our manufacturing partners have such plans or policies in place. To the extent that such incidents or our failure to promptly or effectively respond result in delays or cancellations of orders or impede our suppliers’ and/or our manufacturers’ ability to timely deliver our products and product components, or the deployment of our products, our business, operating results and financial condition could be adversely affected. We do maintain what we believe are commercially reasonable levels of business interruption insurance. However, we cannot assure that such insurance would be available to us or adequately cover our losses in the event of a significant disruption in our business.
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
We have limited experience identifying, making investments in, purchasing and integrating third-party companies, technologies or other assets that could be complementary to our business or help advance our strategy, in particular, internationally. As a result, our ability as an organization to identify, invest in, acquire and integrate other companies, technologies or other assets in a successful manner is unproven. We may not be able to find suitable investment or acquisition candidates, and we may not be able to complete such investments or acquisitions on favorable terms, if at all. If we do complete investments or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any investments or acquisitions we complete could be viewed negatively by our end customers, investors and financial analysts. In addition, if we are unsuccessful at integrating such acquisitions, or the technologies associated with such investments or acquisitions, the business prospects, operating results and financials of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. Cross-border transactions may involve complex regulatory, labor or government compliance requirements which we may not fully anticipate or which could impose ongoing cost and require significant management attention and resources. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition, including accounting charges. We may have to pay cash, assume liabilities, incur debt or issue equity securities to pay for any such investment or acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any such investment or acquisition could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
Our future capital needs are uncertain, and we may need to raise additional funds in the future. If we require additional funds in the future, those funds may not be available on acceptable terms, or at all.
Our cash, cash equivalents and short-term investments were $84.9 million as of December 31, 2017. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs for at least the next 12 months. We may, however, need to raise substantial additional capital in the future to:

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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange, the Financial Industry Regulatory Authority ("FINRA") and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increases demand on our systems and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.
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
As a result of disclosure of information in filings required by us as a public company, our business and financial condition is more visible, which might result in threatened or actual litigation, including by competitors and other third parties. For example, as described in Note 5 - Commitments and Contingencies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, we were recently sued in a class action relating to our forecast for the fourth quarter of 2017. We will incur significant expenses to defend these actions and expend time and resources, including management resources, necessary to resolve them. This and similar future litigation could harm our business and operating results.

An increasing volume of our business is being delivered through our channel partners and value-added distributors, thus increasing our credit exposure to those partners.

We will continue to increase our investment in our channel partners and value-added distributors, and expect the level of our revenue to be delivered through those partners and distributors to increase as well. While utilizing our channel partners and distributors to a greater degree as a source of our revenue may reduce the credit risk we would otherwise have through direct sales to individual end customer transactions, it increases our overall credit risk to these individual partners and distributors. We attempt to monitor periodically the business conditions of our partners and distributors. However, we may not fully understand or be able to anticipate at any time difficult financial or market conditions that could affect or undermine their credit worthiness and ability to meet their obligations to us. This is particularly true for our partners located outside the United States and those who do not provide a level of financial reporting or disclosure consistent with U.S.-reporting companies. In the event one or more of these channel partners and distributors were to experience financial difficulties, slow their payments or default entirely on their obligations to us this could have a material effect on our revenue and overall business.
Our debt obligations contain restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial conditions.
On June 21, 2012, we entered into a revolving credit facility with Silicon Valley Bank, which we refer to, as amended, as our Revolving Credit Facility. As of December 31, 2017, we have $20.0 million drawn under the Revolving Credit Facility.
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
Our main competitors include general networking infrastructure and independent Wi-Fi vendors, such as Cisco/Meraki, Hewlett-Packard/Aruba Networks, Arris /Ruckus Wireless, Ubiquiti, Extreme Networks, Riverbed/Xirrus and Huawei, whose broad networking portfolios may include enterprise mobility solutions they have developed or acquired or may acquire in the future. Such vendors have significant sales and engineering resources and, along with the relationships they have formed, can offer customers and resellers a broader or more compelling portfolio of products and platform solutions than we can offer, which some customers may prefer, and can use their broader offerings to provide additional financial and technical incentives for customers to purchase their products. These companies may also expand their product offerings over time and, through such partnerships and acquisitions and with greater resources, are able more effectively and opportunistically to target emerging markets or market opportunities, becoming more difficult competitors for us. They are also able to develop broader suites of products, and provide a complete and integrated wired and wireless solution may be preferable to our end customers. We expect competition to intensify in the future as companies introduce new products into our markets, consolidate or broaden their product offerings or from partnerships or collaborations, including amongst our competitors and partners, which expand the breadth and compatibility of their product offerings. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, our market share, any of which would likely seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, or if we are unable to differentiate our products and services successfully from those of our competitors, including our total cost of ownership, there could be a material and adverse effect on our competitive position, revenue and prospects for growth.
A number of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases, more resellers, and significantly greater financial, technical, sales, marketing and other resources. Our competitors may be better able to anticipate, influence or adapt more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the promotion and sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily and develop and expand their product and service offerings more quickly than we can. Such greater resource and operating histories of our larger and longer-established competitors may be particularly important to our larger enterprise customers when choosing our or a competing product solution. In addition, certain of our competitors may be able to leverage their relationships with customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages customers from purchasing our products, including through selling at low or even negative margins, product bundling, or closed-technology platforms. Our competitors may also be able to offer a broader integrated product platform, or across platforms through partnerships, bringing together a unified product, security and applications offering. Potential end customers may prefer to purchase all of their equipment from a single provider, or may prefer to purchase wireless and wired networking products from an existing supplier rather than a new supplier, regardless of product performance or features.
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
There has been a trend toward industry consolidation in our markets for several years as companies attempt to strengthen or hold their market positions in an evolving industry, and as companies are acquired or are unable to continue operations. Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they individually had offered. For example, in November 2012, Cisco Systems acquired Meraki Networks. In 2014, Juniper Networks announced that it was exiting its wireless networking business as part of a strategic partnership with Aruba Networks. In April 2014, Zebra Technologies announced that it would buy the enterprise business of Motorola Solutions, which Zebra later sold to Extreme Networks in September 2016. In March 2015, Hewlett-Packard announced that it would acquire Aruba Networks. In July 2015, Fortinet, Inc. completed its acquisition of Meru Networks. Cisco and Apple announced in August 2015 a collaboration to improve the performance and experience of Apple iOS-based products when used on Cisco networks and operating systems. In October 2015, Ruckus announced its acquisition of CloudPath Networks, a provider of Wi-Fi onboarding technology. In April 2016, Brocade announced its acquisition of Ruckus. Brocade subsequently sold its Ruckus business unit to the Arris Group. In April 2017, Riverbed Technology announced its acquisition of Xirrus Networks. Such or similar consolidation or strategic partnerships may continue in the future. The companies or alliances resulting from these possible consolidations may create more compelling or bundled or integrated product platforms, bringing together unified product, security and application offerings, as well as being able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, channel coverage, technology or product functionality. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized technology companies such as ourselves and, consequently, customers’ willingness to purchase from us. Such greater resource and operating histories of our larger and longer-established competitors may be particularly important to our larger enterprise customers when choosing our or a competing production solution. In addition, companies that are our strategic alliance or channel partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. For example, in February 2018 Ruckus Wireless announced that it had signed an OEM agreement with Dell whereby Dell will also become a reseller of Ruckus’ portfolio of wireless solutions. If our channel partners fail to effectively market, distribute and support our products, or if our channel strategy, or particular channel partner initiatives or investments, such as with Dell or others we may identify, are otherwise unsuccessful, our revenue performance and operating margin would be harmed, which could adversely affect the value of our common stock. We also believe that industry consolidation may result in stronger competitors, with more efficient cost structures that are better able to compete as sole-source vendors for our end customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results and financial condition.
Demand for our products and services depends in part on the continued growth of the industries in which we participate, as well as our ability to diversify into other verticals, and the failure of these industries to expand or of our ability to diversify our revenue opportunities, could harm our operating results.
We currently target education, retail and distributed enterprise end customers, and we sell into verticals such as finance, healthcare, manufacturing, utilities, telecom, state and local government, transportation, legal, accounting, architecture, engineering and construction. In the event, any of the specific sectors we target fails to expand on wireless networking, or slows the rate of their spending, our operating results could be harmed. For example, the education sector is faced with limited resources to spend on technology purchases. In North America, the U.S. government's E-Rate program starting on July 1, 2015 was expected to continue to provide a significant portion over the next several years of the funding used by schools to purchase our solutions. If this sector does not continue to expand expenditures on technology in general, or the rate of funding slows or is delayed, our business could be harmed. If the E-Rate program is discontinued or receives a lower level of funding than we expect, or the share of funding our end customers secure or direct toward purchasing our products is lower than we expect, our business could also be harmed.
If functionality similar to that offered by our products is incorporated into existing network infrastructure products, enterprises may decide against adding our products to their network, which would have an adverse effect on our business.
Large, well-established providers of networking equipment may continue to introduce features that compete with our products, either in stand-alone products or as additional features or applications in their network platforms. For example, several of our larger competitors may be better able to integrate into a single platform a broader product, security and applications offering. The inclusion of, or the announcement of an intent to include, functionality perceived to be better or more cost-effective than our platform offering may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality these providers offer is more limited or less cost-effective than our platform, end customers may elect to accept such products in lieu of adding platforms from an additional vendor such as ourselves. Many enterprises have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking products, which may make them reluctant to add new components to their networks, particularly from other vendors such as ourselves. In addition, an enterprise’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match. If enterprises are reluctant to add new vendors or otherwise decide to work with their existing vendors, our ability to maintain or improve our market share, our financial condition and operating results will be adversely affected.
We rely on revenue from subscription and support services that may decline. Because we recognize revenue from subscriptions and support over the term of the relevant service period, downturns or upturns in sales are not immediately reflected in full in our operating results.
Subscription and support revenue, consisting of sales of new or renewal subscription and support and maintenance contracts, accounts for a significant portion of our revenue, comprising 27%, 20% and 17% of our total revenue for fiscal years 2017, 2016 and 2015, respectively. Our service revenue may decline and fluctuate as a result of a number of factors, including end customers’ level of satisfaction with our offerings, the prices, pricing and changes in the scope of our offerings, the prices of products and services offered by our competitors and reductions in our end customers’ spending levels. We are developing and implementing systems to enable us better to track and timely identify renewal opportunities. If our sales of new or renewal subscription and support and maintenance contracts decline, or we are not able to manage efficiently increased support transaction volumes, including renewals, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one, three or five years. As a result, much of the service revenue we report each quarter is the recognition of deferred revenue from service contracts entered during previous quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one quarter will not be fully reflected in revenue in that quarter but will continue to negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time and the associated revenue we recognize could be lower in any particular quarter.
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
Our products are subject to governmental regulations in a variety of jurisdictions. In order to achieve and maintain market acceptance, our products must continue to comply with these regulations as well as a significant number of industry standards. In the United States, our products must comply with various regulations defined by the Federal Communications Commission ("FCC"), Underwriters Laboratories and others. We must also comply with similar international regulations in order for our products to be certified for use in such countries. For example, our wireless communication products operate through the transmission of radio signals and radio emissions are subject to regulation in the United States and in other countries in which we do business. In the United States, various federal agencies, including the Center for Devices and Radiological Health of the Food and Drug Administration, the FCC and various state agencies have promulgated regulations that concern the use of radio and electromagnetic emissions standards. Member countries of the European Union and individual countries in the Asia Pacific region have enacted similar standards concerning electrical safety and electromagnetic compatibility and emissions. In addition, our data analytics solutions, and the manner in which we collect, store, analyze, use or transmit end customer data, increasingly may be subject to regulation under the Federal Trade Commission.
As these regulations and standards evolve, and if new regulations or standards are implemented, we will be required to modify our products or develop and support new versions of our products, or change the manner in which we collect, store, analyze, use or transmit end customer data, and our compliance with these regulations and standards may become more burdensome and require significant investments. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay introduction of our products, which could harm our business. End customer uncertainty regarding future policies may also affect demand for communications products, including our products. Moreover, channel partners or end customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products to address these requirements and any regulatory changes may have a material adverse effect on our business, operating results and financial condition.
Risks Related to Our Intellectual Property
If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.
We protect our proprietary information and technology through licensing agreements, third-party nondisclosure agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the United States and similar laws in other countries. As of December 31, 2017, we held 54 patents issued and 45 applications pending in the United States (as well as certain foreign equivalents issued and applications pending outside the United States). These patents issued in the U.S. will expire between 2028 and 2036.
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
As our business expands, and the number of products and competitors in our market increases and overlaps occur, we expect that infringement claims against us or our partners or end customers may increase in number and significance. Any claims or proceedings against us, whether meritorious, will be time-consuming, result in costly litigation, require significant amounts of management time or result in the diversion of significant operational resources, any of which could materially and adversely affect our business and operating results.
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
We continue to review our usage of open-source software in our products, and to analyze the impact of such usage on our products and business. We may not be able to identify all of the risks regarding our use of open-source software and what steps we will need to take to come into compliance with applicable license terms. Moreover, our implementation of tools and policies designed to monitor our ongoing use of open-source software in our products may not be adequate or entirely effective in all instances. Depending on our determination of the impact on our business of compliance with applicable open-source license requirements, we may re-engineer certain aspects of our products and/or seek licenses from third parties in order to demonstrate compliance with applicable license terms. Our review to date has identified certain uses of third-party open-source software that, under the terms of applicable open-source licenses, will require us to provide certain additional notices, and to distribute and to offer to release certain of our source code under open-source software license terms, which we currently anticipate doing. We are also re-engineering certain portions of our products to limit the scope of and potential impact on our business of such disclosure and licensing requirements going forward. We do not know the full extent of such required disclosures or re-engineering efforts, or if and on what terms such alternative licenses could be available and whether our reengineering efforts will be sufficient to demonstrate substantial compliance with applicable licensing requirements. Even where we have reengineered new product or platform offerings, we will likely be required to support legacy products and platforms utilizing software which does not comply with applicable license requirements. In such instances, we may nonetheless have exposure to third-party claims regarding our ability to demonstrate compliance with applicable open-source license requirements.
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
The trading price of our common stock has fluctuated substantially. From the date of our initial public offering in March 2014 through December 31, 2017, the high and low trading price for our common stock as reported by the New York Stock Exchange ranged between a high of $12.23 and a low of $3.02. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock, since you might not be able to sell your shares at or above the price you paid.
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

The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Our industry has experienced significant consolidation recently, and the prices paid in such consolidations and the performance of such acquisitions could have a significant impact how analysts and investors view our stock and the price such investors are willing to pay. For example, in April 2016, Brocade announced its acquisition of Ruckus Wireless, one of our competitors. Brocade subsequently sold its Ruckus business unit to the Arris Group. What prices buyers paid in these or other similar transactions could have a significant and negative affect on our stock price or what a potential buyer would be willing to pay for our stock. In addition, if our revenue or operating results, or the rate of growth of our revenue or operating results, fall below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. For example, the price of our common stock dropped significantly following our announcement on January 16, 2018 of preliminary revenue results for our fourth quarter of fiscal year 2017. Shortly thereafter, several stockholder class actions were initiated alleging that Aerohive and certain of our officers made false and misleading statements, in particular regarding our financial outlook for our fourth quarter of fiscal year 2017. See Note 5 - Commitments and Contingencies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding these class action law suits. Such stock price declines could occur and result in litigation against us even when we have met our own or other publicly stated revenue or earnings forecasts, and substantial costs and a diversion of our management’s attention and resources.
We utilize RSU awards as a significant component of the equity incentives we provide to our employees. Shares subject to these awards typically vest on March 1, June 1, September 1 and December 1 of each year. On each of these dates, we may direct the sale of such shares into the market to generate cash sufficient to satisfy our estimate of the minimum statutory employee tax withholding. Our employees are also able to purchase shares of our common stock twice per year under our ESPP, which purchase dates currently are June 1 and December 1 of each year. Employees may choose then to sell a portion or all of such shares, including to generate cash sufficient to satisfy statutory tax withholding requirements they may have under local law. The coincidence of such sales of our common stock, concentrating on specific dates, may increase the typical or average trading volume of our common stock, and increase the volatility and degree of fluctuation in the trading price of our common stock. For example, on each of March 1, June 1, September 1 and December 1, 2017, and for the several days thereafter, the average trading volume in our common stock, as reported by the NYSE, increased significantly, as did the degree of fluctuation in the trading price for our stock. We expect such increased trading volumes and related trading price volatility to be repeated, coinciding with future RSU vesting and ESPP purchase dates. Such trading volume and price volatility could create uncertainty amongst our investors or contribute to further stock price declines which may not be related to the actual performance of our business.
Insiders continue to have substantial control over us and will be able to influence corporate matters.
Our directors and executive officers, and stockholders holding more than 5% of our common stock and their affiliates, but excluding stockholders and affiliates holding between 5% and 10% of our common stock not affiliated with any of our officers or directors (and who do not otherwise possess any other indicia of control with respect to our company), beneficially owned, in the aggregate, as of December 31, 2017, approximately 21.4% of our outstanding common stock based on the number of shares outstanding as of December 31, 2017. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
We have a share repurchase program, but we cannot guarantee that in fact that our repurchase of shares will enhance long-term stockholder value. Our share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
In February 2016, our board of directors authorized a stock repurchase program. Under the program, we were authorized to repurchase shares of our common stock for an aggregate purchase price of up to $10 million. In August 2017, our board of directors extended this program through June 30, 2018, and we announced in November 2017 that our board had increased to $20 million the aggregate purchases permitted under this program. Under the program, we may purchase shares of our stock from time to time, in the open market or through private transactions, subject to market conditions, in compliance with applicable state and federal securities laws. However, the timing and number of our share repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities available to us. We may also choose to defer or limit repurchases given other uses of our cash or our desire to preserve cash balances. As of December 31, 2017, we had repurchased under this program 1,361,243 shares of our common stock at a total price of $6.2 million and average purchase price of $4.57 per share of our common stock.

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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we choose to take advantage of exemptions from various reporting or compliance requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years after the completion of the IPO, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, we would cease to be an “emerging growth company” as of the end of that fiscal year. If we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2017, we leased approximately 150,000 square feet of space in our domestic and international locations. Approximately 65% of our leased properties are located in the United States and are primarily located in Milpitas, California, which is where our corporate headquarters are located. Our international locations, which comprise approximately 35% of all our properties, are mainly located in China, the Netherlands and the United Kingdom. We use our international properties primarily as customer service centers, sales offices and research and development facilities. Our current office leases for our headquarters facilities in Milpitas, California will expire in June 2023. See Note 5, Commitments and Contingencies, of the Notes to our Consolidated Financial Statements for information regarding our lease obligations. We believe that our current facilities are suitable and adequate to meet our current needs.
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
Export Compliance
Our products are subject to U.S. export controls, specifically the Export Administration Regulations, and economic sanctions enforced by the Office of Foreign Assets Control. We incorporate standard encryption algorithms into our products, which, along with the underlying technology, may be exported outside of the United States only with the required export authorizations, including by license, license exception or other appropriate government authorizations. Each of these authorizations may require the filing of an encryption registration and classification request. Furthermore, U.S. export control and trade laws and economic sanctions prohibit the shipment of certain products and services to certain countries, as well as governments and persons targeted by U.S. sanctions. We take precautions to prevent our products and services from being exported in violation of these laws. However, in certain instances we or our channel partners may ship encryption products prior to obtaining the required export authorizations and/or submitting the required requests, including a classification request and request for an encryption registration number. For example, we filed in June 2013 a Voluntary Self Disclosure with the U.S. Department of Commerce’s Bureau of Industry and Security ("BIS") concerning these violations. BIS closed out this disclosure with a warning letter in May 2014 and did not assess penalties. In January 2018, we provided a voluntary disclosure to the U.S. Customs and Border Protection service relating to the value of merchandise we imported to the United States relating to the manufacture of certain of our products. Similar future instances could result in monetary penalties or other penalties assessed against us. Additionally, even though we take precautions to ensure that our channel partners comply with all relevant regulations, any failure by our channel partners to comply with such regulations could have negative consequences for us, including reputational harm, government investigations, and assessments of penalties against us.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock, $0.001 par value per share, has been trading on the New York Stock Exchange since March 28, 2014, under the symbol “HIVE.”
Holders of Record
As of December 31, 2017, there were approximately 22 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders these record holders represent.
Price Range of Our Common Stock
The following table sets forth the reported high and low sales prices of our common stock, as quoted on the New York Stock Exchange:

	High	Low
Year Ended December 31, 2016
First Quarter	$5.35	$4.08
Second Quarter	$6.92	$4.89
Third Quarter	$7.45	$5.83
Fourth Quarter	$6.30	$4.55
Year Ended December 31, 2017
First Quarter	$5.88	$4.10
Second Quarter	$5.75	$3.66
Third Quarter	$5.05	$3.02
Fourth Quarter	$6.50	$3.76

Stock Performance Graph
The following graph compares, for the period ending December 31, 2017, the cumulative total stockholder returns for our common stock, the NYSE Composite Index and the NYSE Arca Tech 100 Index. The graph assumes that $100 was invested on March 28, 2014 in each of our common stock, the NYSE Composite Index and the NYSE Arca Tech 100 Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future price performance of our stock. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or incorporated by reference into any of our filings under the Exchange Act or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

Comparison of Cumulative Total Return
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
3/28/14
12/31/14
12/31/15
12/31/16
12/31/17
Aerohive Networks, Inc.
NYSE Composite Index
NYSE Arca Tech 100 Index

Dividend Policy
We have never declared or paid cash dividends on our common stock. Our various credit facilities currently restrict our ability to pay dividends while these facilities remain outstanding. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Our Board of Directors would determine, in its discretion, whether to declare any future dividends, in accordance with applicable law, which may require the approval of certain of our lenders and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our Board may deem relevant.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
You should read the following selected historical financial data below in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements, and the related notes appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

We derived the selected consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this report. We derived the selected consolidated statements of operations data for the years ended December 31, 2014 and 2013, and the consolidated balance sheet data as of December 31, 2015, 2014, and 2013 from audited financial statements not included in this report. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2017	2016	2015	2014	2013

	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Product	$111,839	$136,570	$126,281	$120,507	$97,564
Subscription and support	41,060	33,255	25,378	16,785	9,571
Total revenue	152,899	169,825	151,659	137,292	107,135
Cost of revenue(1):
Product	37,337	43,231	40,496	38,365	31,431
Subscription and support	12,893	12,066	9,897	6,400	4,250
Total cost of revenue	50,230	55,297	50,393	44,765	35,681
Gross profit	102,669	114,528	101,266	92,527	71,454
Operating expenses:
Research and development(1)	36,418	41,504	36,924	27,546	25,742
Sales and marketing(1)	65,325	80,998	81,089	70,846	56,147
General and administrative(1)	23,094	28,839	26,303	21,180	17,689
Total operating expenses	124,837	151,341	144,316	119,572	99,578
Operating loss	(22,168)	(36,813)	(43,050)	(27,045)	(28,124)
Interest income	720	468	108	37	15
Interest expense	(567)	(474)	(1,209)	(1,843)	(604)
Other income (expense), net	(308)	177	285	255	(2,462)
Loss before income taxes	(22,323)	(36,642)	(43,866)	(28,596)	(31,175)
Income tax provision	603	269	352	441	426
Net loss	$(22,926)	$(36,911)	$(44,218)	$(29,037)	$(31,601)
Net loss per share, basic and diluted	$(0.43)	$(0.73)	$(0.93)	$(0.80)	$(4.60)
Weighted-average shares used in computing net loss per share, basic and diluted	53,227,342	50,332,872	47,323,253	36,097,405	6,866,839
(1)Stock-based compensation expense included in the consolidated statements of operations data above was as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of revenue	$1,132	$1,305	$902	$411	$64
Research and development	4,171	5,393	4,651	2,419	929
Sales and marketing	5,103	8,269	7,112	4,121	1,573
General and administrative	6,269	6,735	5,706	3,301	1,721
Total stock-based compensation expense	$16,675	$21,702	$18,371	$10,252	$4,287

	As of December 31,
	2017	2016	2015	2014	2013

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$27,249	$34,346	$45,741	$98,044	$35,023
Short-term investments	57,675	42,408	46,593	—	—
Working capital	67,765	50,073	79,414	83,184	23,268
Total assets	134,612	136,483	147,652	149,014	73,100
Total deferred revenue	70,364	65,904	59,262	46,155	30,570
Total debt and capital lease obligations	20,950	21,120	20,000	19,752	19,624
Convertible preferred stock warrant liability(1)	—	—	—	—	3,903
Total stockholders’ equity (deficit)(1)	21,931	28,688	40,931	62,916	(102)
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
For fiscal years 2017, 2016 and 2015, our revenue was $152.9 million, $169.8 million and $151.7 million, respectively, representing year-over-year decline of 10% from fiscal year 2016 to fiscal year 2017 and 12% year-over-year growth from fiscal year 2015 to fiscal year 2016. In fiscal years 2017, 2016 and 2015, our net losses were $22.9 million, $36.9 million and $44.2 million, respectively.
We primarily conduct business in three geographic regions: (1) Americas, (2) Europe, the Middle East and Africa, or EMEA, and (3) Asia Pacific, or APAC. From a geographic perspective, year-over-year revenue decreased in fiscal year 2017 from 2016 by 6% in the Americas, 12% in EMEA and 29% in APAC. For the fiscal year ended December 31, 2017, we generated 63% of our total revenue from Americas, 29% from EMEA and 8% from APAC.
Opportunities and Challenges
We believe that the growth of our business and our future success depends upon many factors, including our ability to continue to develop innovative technologies and timely provide new product offerings to the marketplace; increase our sales capabilities and develop our channel partner program; acquire new end customers, expand our end customer base and increase penetration within our existing end customer base (including through new product offerings); and demonstrate revenue growth to our investors and financial analysts while also demonstrating that we can achieve profitability on an acceptable timeline and predictably maintain profitability thereafter.
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
We continue to believe we have a unique market opportunity based on our ability to deliver unified Wi-Fi, switch and router solutions operating on a single, unified management platform, with subscription-based SaaS solutions and data analytics, at a low entry and operating cost, and the ability to tailor and expand based on each user's needs. We have developed a cloud-based services platform to provide network management and support additional value-added applications. HiveManager NG, the newest version of our network management application, provides a single management interface that customers use to configure network policies, monitor and troubleshoot performance, manage access and security, and run reports on network operations. We will continue to sell and support the older version of HiveManager. However, our focus is to continue to transition our business to HiveManager NG and make our cloud-services platform and applications available to customers in either a subscription-based public cloud or on-premises private cloud deployment. We announced in January 2017, HiveManager Connect, a simplified version of HiveManager NG included as a part of our new Aerohive Connect product line. Under the Aerohive Connect program, customers may purchase a less complex, connectivity-oriented solution at attractive entry-point pricing. Aerohive Connect customers can expand their Connect deployment, as needed, and can add subscriptions or licenses to upgrade to our full-featured Select offering and premium support services. In May 2017, we announced that our Aerohive Connect and Select offerings are available across our entire portfolio of access points and switches. We believe that separating our product line into these two offerings will deliver compellingly priced cloud-managed hardware for connectivity-oriented deployments and enables us to capture more subscription and software license revenue from those customers who require a more advanced feature set and support. In November 2017, we announced that we had entered an OEM agreement with Dell EMC to deliver Aerohive's Wi-Fi access point hardware and HiveManager NG cloud services platform. The agreement includes joint sales, marketing, support services and logistic investments, and will combine Aerohive's technology with Dell EMC's go-to-market and support capabilities through Dell EMC sales teams, Dell EMC channel partners, and Dell EMC services offerings. We announced later in 2017 our SD-WAN solution for highly distributed commercial enterprises, retail chains and long-term healthcare providers which, when combined with our existing SD-LAN offering, enables organizations to simplify branch deployments with a unified cloud-managed Wi-Fi, switching, and SD-WAN VPN routing solution. In addition, in early 2018 we announced our A3 secure access management and authentication product and Aerohive Atom AP30 pluggable access point.
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
The seasonal variations in demand for our products and services in the education vertical continue to make it more difficult for us to predict revenue from our education vertical during a particular period during the year. We believe that the significantly slower pace of order volume in our education vertical in the fourth quarter of our fiscal year 2016, specifically due to slower pace of funding approvals under the federal E-Rate program, was one of the primary drivers of lower-than-expected order volume and revenue performance in our fourth quarter. We also believe that we introduced our new HiveManager NG product to some of our larger and more complex customers before its feature set was able to fully address their requirements, which resulted in elongated sales cycles and reduced revenue opportunities, which specifically contributed to our lower revenue performance in the fourth quarter and our outlook for the first quarter of our fiscal year 2017. We believe that the lower-level of E-Rate funded transactions and lengthier sales cycle associated with our HiveManager NG offering continued to affect our revenue opportunities and operating results in 2017.
We realize that continued revenue-dependence on the volatile education market may continue to bring uncertainty to our results. For this reason, a priority for our business continues to be to expand and diversify our offerings and revenue opportunities into other verticals, with particular focus on enterprise customers. We also intend to continue to invest significant resources in developing of our innovative technologies and new product offerings, acquiring new end customers in new and existing geographies, and increase penetration within our existing end customer base.
In addition, we announced on November 1, 2017 that we had changed our sales leadership, following which we, uncovered underlying sales execution issues which became fully apparent in the last month of the fourth quarter. On January

16, 2018, we announced preliminary revenue results for our fourth quarter of fiscal year 2017, which was below the revenue outlook we had provided for the period in November 2017. We have taken actions to replace underperforming sales team members, and we believe that the new people we have been putting in place, combined with other actions, will address certain of the identified execution issues. Along with these changes, we expect to continue to invest in our organization and our channel and strategic partnerships to meet the needs of our customers and to pursue opportunities in new and existing markets. In particular, we are investing to increase our sales capacity, improve sales efficiency as well as expand and improve our channel program. As such, we will continue to incur expenses in the near term, due to our continuing investments to grow our business, including internationally, in advance of and in preparation for, our expected increase in sales and expansion of our customer base. As a result, we may not be profitable for the foreseeable future and our use of cash over this period could also be greater and extend over a longer period as we make investments in areas of our operations, such as sales, marketing and research and product and channel partner development, which we feel may promote our growth and profitability over the long term. We believe that over the long term, we will be able to leverage these investments in the form of a higher revenue growth rate compared to the growth rate of our operating expenses.
Key Financial Metrics
We regularly review the following key financial metrics to evaluate growth trends in our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Our key financial metrics include non-GAAP financial metrics. We discuss revenue under “Results of Operations.” We discuss cash provided by (used in) operating activities, deferred revenue and non-GAAP financial measures immediately below the following table.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Total revenue	$152,899	$169,825	$151,659
Total deferred revenue at period end	70,364	65,904	59,262
Cash provided by (used in) operating activities	9,319	(14,554)	(4,957)
Cash provided by (used in) operating activities.  We monitor cash provided by (used in) operating activities as a measure of our overall business performance. Our largest uses of cash from operating activities are for employee-related expenditures and purchases of products from our contract manufactures. Our primary source of cash flows from operating activities is cash receipts from our channel partners. Monitoring net cash provided by (used in) operating activities enables us to analyze our financial performance without the non-cash effects of certain items such as depreciation, amortization, and stock-based compensation costs, thereby allowing us to better understand and manage the cash needs of our business.
Deferred Revenue.  Our deferred revenue consists of amounts that have either been invoiced or prepaid but that we have not yet recognized as revenue as of the period end. We consider deferred revenue to be a key financial metric, because it represents a significant portion of the revenue that we expect to recognize in future periods. In addition, we monitor the change in our deferred revenue balance, which, taken together with revenue, is an indication of sales activity in a given period. The vast majority of our deferred revenue comprises future subscription and support revenue, primarily for PCS and SaaS, which we recognize ratably over the service term. The majority of our deferred product revenue comprises hardware products that we have shipped to our VADs in advance of shipment to our end customers and the amount deferred due to the limitations related to the contingent revenue. The following table reconciles between the current and non-current deferred revenue:

	As of December 31,
	2017	2016	2015
	(in thousands)
Product	$2,053	$1,220	$3,199
Subscription and Support	68,311	64,684	56,063
Total deferred revenue	70,364	65,904	59,262
Less: current portion of deferred revenue	34,281	31,727	27,893
Non-current portion of deferred revenue	$36,083	$34,177	$31,369
Non-GAAP financial measures.  We regularly review non-GAAP financial measures because they are key measures our management and our board of directors use to evaluate the business, measure performance, identify trends affecting the business, formulate financial projections and make strategic decisions.
We define non-GAAP financial measures to exclude share-based compensation, adjustment to internal-use software amortization, amortization of acquired intangibles, one-time charges related to certain securities litigation, one-time charges related to headquarter relocation expense, and certain charges related to restructuring. We believe that the exclusion of certain expenses in calculating these non-GAAP financial measures can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as does our management and our board of directors.
The following table reconciles GAAP to non-GAAP measures:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)

GAAP net loss	$(22,926)	$(36,911)	$(44,218)
Amortization of stock-based compensation related to internal-use software - Cost of revenue	140	140	105
Stock-based compensation - Cost of revenue	1,132	1,305	902
Stock-based compensation - Research and development	4,171	5,393	4,651
Stock-based compensation - Sales and marketing	5,103	8,269	7,112
Stock-based compensation - General and administrative	6,269	6,735	5,706
One-time charges related to securities litigation - General and administrative	—	1,446	784
One-time charges related to headquarter relocation - General and administrative	—	890	—
Certain charges related to restructuring	1,327	—	—
Non-GAAP net loss	$(4,784)	$(12,733)	$(24,958)
Basic and diluted net loss per share on a Non-GAAP basis	$(0.09)	$(0.25)	$(0.53)
Weighted average shares used in computing non-GAAP basic and diluted net loss per share	53,227,342	50,332,872	47,323,253
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

•	restructuring charges primarily relate to employee termination costs and benefits; and

•	other companies, including companies in our industry, may calculate these non-GAAP financial measures differently, which reduces their usefulness as a comparative measure.
Because of these limitations, you should consider non-GAAP financial measures only together with other financial performance measures, including various cash flow metrics, net loss and other GAAP results.

Results of Operations
The following table sets forth our results of operations for the periods presented in dollars (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue:
Product	$111,839	$136,570	$126,281
Subscription and support	41,060	33,255	25,378
Total revenue	152,899	169,825	151,659
Cost of revenue(1):
Product	37,337	43,231	40,496
Subscription and support	12,893	12,066	9,897
Total cost of revenue	50,230	55,297	50,393
Gross profit	102,669	114,528	101,266
Operating expenses:
Research and development(1)	36,418	41,504	36,924
Sales and marketing(1)	65,325	80,998	81,089
General and administrative(1)	23,094	28,839	26,303
Operating loss	(22,168)	(36,813)	(43,050)
Interest income	720	468	108
Interest expense	(567)	(474)	(1,209)
Other income (expense), net	(308)	177	285
Loss before income taxes	(22,323)	(36,642)	(43,866)
Provision for income taxes	603	269	352
Net loss	$(22,926)	$(36,911)	$(44,218)
(1)Includes stock-based compensation, as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cost of revenue	$1,132	$1,305	$902
Research and development	4,171	5,393	4,651
Sales and marketing	5,103	8,269	7,112
General and administrative	6,269	6,735	5,706
Total stock-based compensation expense	$16,675	$21,702	$18,371

The following table sets forth our results of operations for the periods presented, as a percentage of our total revenue:

	Year Ended December 31,
	2017	2016	2015
Revenue:
Product	73%	80%	83%
Subscription and support	27	20	17
Total revenue	100	100	100
Cost of revenue:
Product	25	26	26
Subscription and support	8	7	7
Total cost of revenue	33	33	33
Gross profit	67	67	67
Operating expenses:
Research and development	24	24	24
Sales and marketing	43	48	54
General and administrative	15	17	17
Operating loss	(15)	(22)	(28)
Interest income	—	—	—
Interest expense	—	—	(1)
Other income (expense), net	—	—	—
Loss before income taxes	(15)	(22)	(29)
Provision for income taxes	—	—	—
Net loss	(15)%	(22)%	(29)%

Revenue
We derive revenue from the sales of our products and services, and we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. We expect our revenue to vary from quarter to quarter based on seasonal and cyclical factors as well as our operating performance.
Our total revenue comprises the following:
Product Revenue.  We derive product revenue primarily from sales of our hardware products, which include wireless access points, branch routers, and switches, all of which are embedded with our proprietary operating system, HiveOS, and perpetual licenses of our unified network management system, HiveManager, and other software applications, as well as related accessories. We recognize product revenue at the time of shipment, provided that all other revenue recognition criteria have been met. For our VAD arrangements, where we permit our VADs to stock inventory, we recognize revenue when our VADs have shipped the products to our end customers (or to VARs), provided that all other revenue recognition criteria have been met.
Subscription and Support Revenue.  We derive subscription and support revenue primarily from sales of our software subscription and support offerings that we deliver over a specified term. These offerings primarily include post-contract customer support ("PCS") related to our perpetual software licenses and subscriptions to HiveManager and other software applications delivered as SaaS, including related customer support, and from subsequent renewals of those contracts. To benefit fully from potential contract renewals, we plan to continue to invest in systems to better track existing customer support commitments and renewal opportunities and provide offerings which continue to be attractive to our customers. Our PCS includes tiered maintenance and support services under renewable, fee-based maintenance and support contracts, which include technical support, bug fixes, access to priority hardware replacement services and unspecified upgrades on a when-and-if available basis. Our SaaS subscriptions include comparable maintenance and support services. The higher the percentage of our end customers that purchase SaaS subscriptions, as opposed to HiveManager and PCS, the higher our subscription and support revenue will be as a percentage of our total revenue. We recognize subscription and support revenue ratably over the term of the contract, which is typically one, three or five years. As a result, our recognition of subscription and support revenue lags our recognition of related product revenue.

	Year Ended December 31,			2017 to 2016		2016 to 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Revenue:
Product	$111,839	$136,570	$126,281	$(24,731)	(18)%	$10,289	8%
Subscription and support	41,060	33,255	25,378	7,805	23%	7,877	31%
Total revenue	$152,899	$169,825	$151,659	$(16,926)	(10)%	$18,166	12%

Percentage of revenue:
Product	73%	80%	83%
Subscription and support	27%	20%	17%
Total	100%	100%	100%

	Year Ended December 31,			2017 to 2016		2016 to 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Revenue by geographic region:
Americas	$96,446	$102,458	$97,811	$(6,012)	(6)%	$4,647	5%
EMEA	43,925	49,681	40,876	(5,756)	(12)%	8,805	22%
APAC	12,528	17,686	12,972	(5,158)	(29)%	4,714	36%
Total revenue	$152,899	$169,825	$151,659	$(16,926)	(10)%	$18,166	12%

Percentage of revenue by geographic region:
Americas	63%	60%	64%
EMEA	29%	29%	27%
APAC	8%	11%	9%
Total	100%	100%	100%

2017 Compared to 2016.  Our total revenue decreased $16.9 million, or 10% in fiscal year 2017 as compared to fiscal year 2016, primarily due to a decrease in our product revenue, partially offset by an increase in subscription and support revenue.
The decrease in our product revenue of $24.7 million in fiscal year 2017 was primarily due to lower unit shipments and a decrease in list prices of our hardware products related to our Connect and Select offerings.
The increase in our subscription and support revenue of $7.8 million in fiscal year 2017 as compared to fiscal year 2016, was primarily driven by the increase in sales of PCS and SaaS, including our HiveManager NG cloud-management platform, and our recognition of deferred revenue in the period.
The Americas and EMEA accounted for the majority of our total revenue in fiscal year 2017. The decrease in revenue in our APAC region was primarily due to lower units shipped in our APAC region.
2016 Compared to 2015.  Our total revenue increased $18.2 million, or 12%, in fiscal year 2016 as compared to fiscal year 2015, due to the increasing demand for our products and subscription and support offerings.
The increase in our product revenue was primarily the result of an aggregate increase in product unit shipments largely driven by sales of our Wi-Fi access points.
The increase in our subscription and support revenue of $7.9 million in fiscal year 2016 compared to fiscal year 2015, was primarily driven by the increase in sales of PCS and SaaS, including our HiveManager NG cloud management platform that we introduced in early 2015, in connection with increased sales of products and an increase in the number of our end customers, and our recognition of deferred revenue in the period.
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
Cost of Subscription and Support Revenue.  Our cost of subscription and support revenue primarily includes personnel costs, including stock-based compensation, certain allocated facilities information technology infrastructure costs, costs associated with our provision of PCS and SaaS and datacenter costs. Our cost of subscription and support revenue also includes amortization of capitalized costs related to HiveManager NG, our internally developed, next-generation cloud services platform, which we completed and launched in April 2015.

	Year Ended December 31,			2017 to 2016		2016 to 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Cost of revenue:
Product	$37,337	$43,231	$40,496	$(5,894)	(14)%	$2,735	7%
Subscription and support	12,893	12,066	9,897	827	7%	2,169	22%
Total cost of revenues	$50,230	$55,297	$50,393	$(5,067)	(9)%	$4,904	10%
2017 Compared to 2016.  Cost of revenue decreased $5.1 million in fiscal year 2017 as compared to fiscal year 2016, primarily due to a decrease in cost of product revenue offset by an increase in cost of subscription and support revenue. We primarily attribute the decrease in our cost of product revenue to a decrease in unit shipments and changes in the mix of the products we sold in the period. We primarily relate the increase in our cost of subscription and support revenue to an increase in the cost of our cloud operations.
2016 Compared to 2015.  We primarily attribute the increase in our cost of product revenue to an increase in sales of our products. We primarily relate the increase in our cost of subscription and support revenue to an increase in cloud operations and support personnel headcount as well as the amortization of our capitalized cloud service platform.
Gross Margin
Our gross margin or gross profit has been and will continue to be affected by a variety of factors, including product shipment volumes, average sales prices of our products, discounts we offer to our VAR and VAD partners, the mix of revenue between products and subscription and support services, and the mix of products we sold in the period, because our products have varying gross margins depending on the product offering and the lifecycle of the product. Historically, our subscription and support gross margin has been lower than our product gross margin; however, we expect our subscription and support gross margin to increase over the long term because we expect our subscription and support revenue to increase more quickly than our cost of subscription and support revenue. We expect our gross margin to be volatile and may decrease at any given time as we experience additional competitive pricing pressure. Further, we believe the pricing of our new Connect and Select offerings may dampen our product gross margin; however, we expect those offerings to generate improvements in our subscription and support gross margin as well as to increase in our deferred revenue over the period, both of which we expect will generate higher operating margins for our business.

	2017		2016		2015
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin
	(dollars in thousands)
Gross margin:
Product	$74,502	66.6%	$93,339	68.3%	$85,785	67.9%
Subscription and support	28,167	68.6%	21,189	63.7%	15,481	61.0%
Total gross margin	$102,669	67.1%	$114,528	67.4%	$101,266	66.8%
2017 Compared to 2016.  The total gross margin remained relatively similar in fiscal year 2017 as compared to fiscal year 2016. The decrease in our product gross margin was primarily due to a decrease in list prices of our hardware products related to our Connect-to-Select strategy and the mix of products we sold in the period. Our planned pricing shift related to our Connect-to-Select strategy shifted revenue from hardware products and increased our subscription and support deferred revenue. The increase in our subscription and support gross margin was primarily due to higher growth in our subscription and support revenue than our related cost of delivering these subscription and support services and was partially also due to an increase in our software and subscription pricing.
2016 Compared to 2015.  The increase in our product gross margin was primarily due to the product mix and continued improvement of cost efficiencies in our product design and supply chain management as well as efficiencies in the manufacturing costs. The increase in our subscription and support gross margin was primarily due to higher growth in our subscription and support revenue than our related cost of delivering these subscription and support services.
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

	Year Ended December 31,			2017 to 2016		2016 to 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Research and development	$36,418	$41,504	$36,924	$(5,086)	(12)%	$4,580	12%
% of revenue	24%	24%	24%

2017 Compared to 2016.  The decrease in our research and development expenses was primarily due to a decrease of $1.8 million in personnel and related costs, a decrease of $1.2 million in stock-based compensation expense, each of which were driven by lower headcount, a decrease of $0.8 million in engineering expenses related to product certifications, a decrease of $0.6 million in professional services expense and a decrease of $0.7 million in other expenses primarily due to decreases in depreciation and facilities expenses.

2016 Compared to 2015.  The increase in our research and development expenses was primarily due to an increase of $3.8 million in personnel and related costs and an increase of $0.7 million in stock-based compensation expense, driven by our increased research and development headcount during the first half of the year to support continued investment in our future product and service offerings. The remaining increase in our research and development expenses was mainly due to higher costs related to product certifications.

Sales and Marketing

Our sales and marketing expenses consist primarily of personnel costs, including commission costs, stock-based compensation, recruiting fees and travel expenses for employees engaged in sales and marketing activities. Sales and marketing expenses also include the cost of trade shows, marketing and training programs, promotional materials, demonstration equipment, consulting services, depreciation and certain allocated facilities and information technology infrastructure costs. Over time, we expect our sales and marketing expenses to continue to increase in absolute dollars as we increase the size of our sales and marketing organization, expand into new markets and further develop our channel program. Our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue, operating performance and the timing and extent of our sales and marketing expenses.

	Year Ended December 31,			2017 to 2016		2016 to 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(dollars in thousands)

Sales and marketing	$65,325	$80,998	$81,089	$(15,673)	(19)%	$(91)	—%
% of revenue	43%	48%	54%

2017 Compared to 2016.  The decrease in our sales and marketing expenses was primarily due to a decrease of $8.8 million in personnel and related costs and $3.2 million in stock-based compensation, each due to lower headcount, a decrease of $1.4 million in spending for sales and marketing-related programs, a decrease of $0.9 million in travel related expenses, and the remaining decrease of $1.4 million in other expenses primarily due to lower professional services and facilities expenses.

2016 Compared to 2015.  The decrease in our sales and marketing expenses was primarily due to a decrease in spending for sales and marketing-related programs and travel related expenses offset by increases in stock-based compensation expense.

General and Administrative

Our general and administrative expenses consist primarily of personnel costs, including bonuses, stock-based compensation and travel expenses for our executive, finance, human resources, legal and operations employees, as well as compensation for our board of directors. General and administrative expenses also include fees for outside consulting, legal, audit, investor relations, and accounting services and insurance, as well as depreciation and certain allocated facilities and information technology infrastructure costs. Over time, we expect our general and administrative expenses to continue to increase in absolute dollars due to the additional legal, accounting, insurance, investor relations, information technology and other costs that we will continue to incur as a public company, as well as other costs associated with growing our business. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.

	Year Ended December 31,			2017 to 2016		2016 to 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
General and administrative	$23,094	$28,839	$26,303	$(5,745)	(20)%	$2,536	10%
% of revenue	15%	17%	17%
2017 Compared to 2016.  The decrease in our general and administrative expenses was primarily due to a decrease of $1.7 million in personnel and related costs and $0.5 million in stock-based compensation primarily due to lower headcount, a decrease of $2.3 million legal and litigation expenses, which included a legal settlement payout in the prior year of $1.2 million for a class action complaint related to our Form S-1 filing, a decrease of $0.8 million in professional services and a decrease of $0.9 million in expenses related to our headquarter relocation offset by $0.5 million in facilities related expenses.
2016 Compared to 2015.  The increase in our general and administrative expenses was primarily due to increases of $1.8 million in legal expenses, including a legal settlement payout of $1.2 million for a class action complaint related to our Form S-1 filing, an increase of $0.9 million in expenses related to our headquarter relocation, which included lease abandonment costs of $0.6 million. The increase in general and administrative expense was offset by lower compensation and professional services costs.
Interest Income

Our interest income primarily consists of interest earned on our cash and cash equivalent and short-term investments. We have invested our cash in money-market funds and other short-term, high quality investments. Historically, our interest income has not been material.

	Year Ended December 31,			2017 to 2016		2016 to 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Interest Income	$720	$468	$108	$252	54%	$360	333%
2017 Compared to 2016. Interest income increased for fiscal year 2017 compared to fiscal year 2016 primarily due to income earned on our short-term investments.
2016 Compared to 2015. Interest income increased for fiscal year 2016 compared to fiscal year 2015 primarily due to income earned on our short-term investments. We started investing in short-term investments beginning in the fourth quarter of fiscal year 2015
Interest Expense
Our interest expense consists primarily of interest on our indebtedness.

	Year Ended December 31,			2017 to 2016		2016 to 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Interest expense	$(567)	$(474)	$(1,209)	$(93)	20%	$735	(61)%
2017 Compared to 2016.  The increase in our interest expense for fiscal year 2017 compared to fiscal year 2016 was primarily due to an increase in the interest rate associated with our Revolving Credit Facility.

2016 Compared to 2015.  The decrease in our interest expense for fiscal year 2016 compared to fiscal year 2015 was primarily due to a decrease in the interest rate associated with our Revolving Credit Facility.
See Note 4 of our Consolidated Financial Statements included elsewhere in this Form 10-K for more information about our debt.
Other Income (Expense), Net
Our other income, net primarily consists of gains and losses from foreign currency exchange transactions.

	Year Ended December 31,			2017 to 2016		2016 to 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Other income, net	$(308)	$177	$285	$(485)	(274)%	$(108)	(38)%
2017 Compared to 2016.  The change in our other income (expense) is primarily related to changes due to foreign currency fluctuations.
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

	Year Ended December 31,			2017 to 2016		2016 to 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$603	$269	$352	$334	124%	$(83)	(24)%
The change in our provision for income taxes was primarily related to foreign and state income taxes and was not significant. As of December 31, 2017, and 2016, respectively, we maintained a full valuation allowance against our domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits.

Liquidity and Capital Resources
Capital Resources
As of December 31, 2017, we had cash and cash equivalents of $27.2 million and short-term investments of $57.7 million. $84.0 million of our cash, cash equivalents and short-term investments were held within the United States.
In June 2012, we entered into our Revolving Credit Facility with Silicon Valley Bank which matures on March 31, 2019. We have been using the amount drawn under the Revolving Credit Facility for working capital and general corporate purposes. As of December 31, 2017, we had $20.0 million of outstanding debt under our Revolving Credit Facility, and we were in compliance with all covenants under our loan agreement. See Note 4 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support our research and development efforts, the expansion of our sales and marketing activities, the introduction of new and enhanced product and service offerings, the costs to ensure access to adequate manufacturing capacity, the level of market acceptance of our products and expenses we may incur from our ongoing litigation. However, we may be required to raise additional funds in the future through public or private debt or equity financing to meet additional working capital requirements.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by (used in) operating activities	$9,319	$(14,554)	$(4,957)
Net cash provided by (used in) investing activities	(15,727)	276	(50,908)
Net cash provided by (used in) financing activities	(689)	2,883	3,562
Net increase (decrease) in cash and cash equivalents	$(7,097)	$(11,395)	$(52,303)
Operating Activities
We demonstrated positive cash flow in our third quarter of 2015, third quarter of 2016 and in our second quarter of 2017. However, we have historically experienced negative cash flows as we continue to invest in our business. Our largest uses of cash from operating activities are for employee-related expenditures and purchases of finished products from our contract manufacturers. Our primary source of cash flows from operating activities is cash receipts from our channel partners. Our cash flows from operating activities will continue to be affected principally by the extent to which we grow our total revenue and our operating expenses, primarily in our sales and marketing and research and development functions, in order to grow our business.
For fiscal year 2017, cash provided by operating activities was $9.3 million as a result of non-cash charges of $19.6 million and a net change of $12.6 million in our net operating assets and liabilities offset by our net loss of $22.9 million. Non-cash charges consisted primarily of stock-based compensation of $16.7 million and depreciation and amortization expense of $3.1 million. The net change in our net operating assets and liabilities was primarily due to a $8.5 million decrease in accounts receivable, a $4.5 million increase in deferred revenue, and an increase of $1.3 million in accounts payable partially offset by an increase of $0.9 million in cash used for inventory purchases, $0.2 million increase in prepaid expenses and other current assets, and a $0.7 million decrease in accrued liabilities. Our days sales outstanding ("DSO") was 44 days as of December 31, 2017, which we calculate by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter. The decrease in DSO to 44 days as compared to 58 days as of December 31, 2016 is primarily due to the timing of shipments in the period.
For fiscal year 2016, operating activities used $14.6 million of cash as a result of our net loss of $36.9 million, partially offset by non-cash charges of $25.5 million and a net change of $3.2 million in our net operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $21.7 million and depreciation and amortization expense of $3.5 million. The net change in our net operating assets and liabilities was primarily due to a $6.6 million increase in deferred revenue as a result of an increase in sales of PCS and SaaS, a $2.1 million decrease in prepaid expenses and other current assets, partially offset by a decrease of $4.5 million in accounts payable and $2.6 million in accrued liabilities, and an increase of $3.4 million in accounts receivable and $1.9 million in cash used for inventory purchases. Our DSO was 58 days as of

December 31, 2016. The increase in DSO to 58 days as compared to 45 days as of December 31, 2015 is primarily due to the timing of shipments in the period
For fiscal year 2015, operating activities used $5.0 million of cash as a result of our net loss of $44.2 million, partially offset by non-cash charges of $22.3 million and a net change of $17.0 million in our net operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $18.4 million and depreciation and amortization expense of $3.5 million. The net change in our net operating assets and liabilities was primarily due to a $13.1 million increase in deferred revenue as a result of an increase in sales of PCS and SaaS, an increase of $5.2 million in accounts payable, and an increase of $3.1 million in accrued liabilities, partially offset by an increase of $1.9 million in accounts receivable, $2.4 million in cash used for inventory purchases and a $2.5 million increase in prepaid expenses and other current assets. Our DSO was 45 days as of December 31, 2015.
Investing Activities
Our investing activities have primarily consisted of purchases of property and equipment, capitalized internally-developed software for our cloud service platform, an investment in a privately held company and purchases and sales of marketable securities.
For fiscal year 2017, cash used in investing activities was $15.7 million, which we primarily attribute to cash used for purchases of marketable securities of $75.3 million and cash used for purchases of property and equipment of $0.6 million relating primarily to manufacturing, research and development lab equipment, offset by maturities of marketable securities of $60.2 million.
For fiscal year 2016, cash provided by investing activities was $0.3 million, which we primarily attribute to maturities of marketable securities of $50.8 million offset by $46.8 million cash used for purchases of marketable securities, $1.5 million cash used to purchase our investment in a privately held company and $2.2 million cash used for purchases of property and equipment, relating primarily to manufacturing, research and development lab equipment.
For fiscal year 2015, cash used in investing activities was $50.9 million, which we primarily attribute to purchases of marketable securities of $49.2 million offset by sale of marketable securities of $2.5 million, capitalization of internal software development costs for development of our cloud services platform of $1.9 million, and purchases of property and equipment of $2.3 million, relating primarily to manufacturing, research and development lab equipment. The capitalization of internal software development costs for development of our next generation cloud services platform, HiveManager NG, represents personnel and related costs including wages, bonuses and stock-based compensation expenses. We started to capitalize costs for development of such cloud platform from December 2013. In April 2015, we completed and launched our HiveManager NG cloud services platform and began to amortize the capitalized costs on a straight-line basis over the estimated useful life of five years, as part of the cost of subscription and support.
Financing Activities
Our financing activities have primarily consisted of proceeds from and repayments against our Revolving Credit Facility, payments against our capital lease obligations, proceeds from our exercises by our current and former employees and service providers of stock options and from employee purchases under our stock purchase plan offset by our repurchases of treasury shares.
For fiscal year 2017, cash used in financing activities was $0.7 million, primarily as a result of $4.1 million cash used for repurchases of treasury shares, $1.2 million of cash used to satisfy our estimate of minimum employee tax withholding requirements on the vesting of restricted stock units and $0.2 million cash used for payments against our capital lease obligations, offset by $4.0 million in proceeds from employee purchases under our stock purchase plan and $0.8 million in proceeds from exercises by our current and former employees and service providers of stock options.
For fiscal year 2016, financing activities provided $2.9 million of cash, primarily as a result of $5.3 million in proceeds from employee purchases under our stock purchase plan, $0.9 million in proceeds from exercises by our current and former employees and service providers of stock options offset by $2.1 million cash used for repurchases of treasury shares, and $1.1 million cash used to satisfy our estimate of minimum employee tax withholding requirements on the vesting of restricted stock units.
For fiscal year 2015, financing activities provided $3.6 million of cash, primarily as a result of a $3.2 million cash used to satisfy our estimate of minimum employee tax withholding requirements on the vesting of restricted stock units, offset by $5.2 million in proceeds from employee purchases under our stock purchase plan and $1.5 million in proceeds from exercises by our current and former employees and service providers of stock options. In the first fiscal quarter of 2015, we paid-off in full the $10.0 million then outstanding under term loans with TriplePoint Capital LLC and borrowed an additional $10.0 million under our Revolving Credit Facility.

Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations as of December 31, 2017:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Contractual Obligations:
Debt obligations(1)	$—	$20,000	$—	$—	$20,000
Interest expense on our debt obligations(2)	600	150	—	—	$750
Purchase commitments(3)	5,966	—	—	—	5,966
Operating lease obligations(4)	1,824	2,513	2,077	444	6,858
Capital lease obligations(5)	186	349	332	83	950
Total contractual obligations	8,576	23,012	2,409	527	34,524
(1) Debt includes $20.0 million in outstanding borrowings on our Revolving Credit Facility.
(2) Represents our estimated interest expense on our outstanding debt obligations based on the interest rate in effect as of December 31, 2017.
(3) Consists of minimum purchase commitments with our contract manufacturers that are non-cancelable and other open purchase orders. We based such minimum purchase commitments on our forecasted manufacturing requirements and typically provide for fulfillment with agreed or commercially standard lead times for the particular part or product. The timing and amount of payments may change due to changing business needs and other factors.
(4) Operating leases include total future minimum rent payments under noncancelable operating lease agreements. In fiscal year 2017, we made regular lease payments of $1.7 million under the operating lease agreements.
(5) Consists of future payments for office furniture and equipment classified as capital lease. The table above excludes liabilities for uncertain tax positions and related interest and penalties accrual as the amount is insignificant.
We subcontract with other companies to manufacture our products. During the normal course of our business, our contract manufacturers procure components based upon orders we place and forecasts we provide. If we cancel all or part of an order, we may still be liable to the contract manufacturers for the cost of the components that they purchase in reliance on the orders or our forecasts. We periodically review our potential liability to our contract manufacturers, and we have no material accruals recorded as of December 31, 2017. Our financial position and results of operations could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred.

Off-Balance Sheet Arrangements
Through December 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
We have entered into agreements with some of our channel partners and end customers that contain indemnification provisions in the event of claims alleging that our products infringe the intellectual property rights of a third party. Under these agreements, we have, at our option and expense, the ability to resolve any infringement, replace our product with a non-infringing product that is equivalent-in-function, or refund to the partner or customers the total product price. Other guarantees or indemnification arrangements include guarantees of product and service performance. We have not recorded a liability related to these indemnification and guarantee provisions and our guarantees and indemnification arrangements have not had any impact on our consolidated financial statements to date.

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
Revenue Recognition
We derive revenue from two sources: (i) product, which includes hardware and software revenue, and (ii) subscription and support, which includes post-contract customer support ("PCS") and software delivered as a service ("SaaS"). We recognize revenue when all of the following criteria are met:
Persuasive Evidence of an Arrangement Exists.  Evidence of an arrangement generally consists of a purchase order issued pursuant to the terms and conditions of a VAD and VAR reseller agreement or, in limited cases, an end customer agreement.
Delivery or Performance has Occurred.  We use shipping and related documents and VAD sell-through reports from our VADs with stocking rights to verify delivery or performance. We do not recognize product revenue until transfer of title and risk of loss, which generally is upon shipment to non-stocking VADs, VARs or end customers.
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
Our product revenue consists of revenue from the sale of our hardware products (which each contains embedded software related to our proprietary operating system), and HiveManager network management software, which is considered essential to the functionality of our hardware products. Therefore, we consider our hardware appliances together with the related HiveManager software as non-software elements and not subject to the industry-specific software revenue recognition guidance.
Our subscription and support revenue consists of revenue from SaaS and PCS arrangements. Our SaaS arrangements with customers do not provide the right to take possession of the software at any time during the hosting period, have a defined contract term, and we recognize ratably over the contract term beginning on the provisioning date of the contract, which is typically one, three or five years. We have determined that hardware sold with SaaS arrangements has stand-alone value and, therefore, have concluded that the hardware represents a separate unit of accounting that we recognize as revenue upon shipment, assuming all other revenue recognition criteria are met. PCS arrangements include software updates, access to technical support personnel, and expedited replacement of defective hardware products. We recognize revenue for PCS services on a straight-line basis over the service contract term, which is typically one, three or five years.
We operate a multi-tier channel distribution model that includes VADs, VARs, MSPs and direct sales to end customers. For sales to VARs and end customers, we recognize product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is our practice to identify an end customer prior to shipment to a VAR. We make substantially all of our sales outside of North America through VADs. Some VAD agreements currently allow them to stock our products in their inventory, and provide price protection or rebates and limited rights of return for stock rotation. We initially defer product revenue on sales made through these VADs and recognize revenue upon sell-through as the VADs report to us. However, for the majority of our VADs, who do not have stocking rights, we recognize revenue upon shipment, assuming all other revenue criteria have been met.
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
BESP.  When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold regularly on a stand-alone basis. As we have not been able to establish VSOE or TPE for our products and some of our services, we determine BESP for the purposes of allocating the arrangement, primarily based on historical transaction pricing. We segregate historical transactions based on our pricing model and go-to-market strategy, which includes factors such as type of sales channel (VAR, VAD or end customer), the geographies in which our products and services were sold (domestic or international) and offering type (product series, software subscriptions and level of support for PCS).
We make certain estimates and maintain allowances for sales returns and other programs based on our historical experience. To date, these estimates have not been significant.
We include shipping charges billed to channel partners in product revenue and we include the related shipping costs in cost of product revenue.
Inventory
Our inventory consists of hardware products and related component parts, which we state at the lower of cost, which approximates actual cost computed on a first-in, first-out basis, or market value. We evaluate inventory for excess and obsolete products, based on management’s assessment of future demand and market conditions, and technological obsolescence of our products. We do not reverse inventory write-downs, once established, as they establish a new cost basis for the inventory. We include inventory write-downs as a component of cost of product revenue in the statements of operations.
Income Taxes
We account for income taxes under an asset and liability approach for deferred income taxes, which requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that we have recognized in our consolidated financial statements, but have not been reflected in taxable income. We make estimates and judgments in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred income tax assets, which arise from temporary differences and carryforwards. We measure our deferred income tax assets and liabilities using the currently enacted tax rates that apply to taxable income in effect for the years in which we expect to realize or settle those tax assets. We regularly assess the likelihood that we will realize our deferred income tax assets based on our historical level of taxable income, projections for our future taxable income and tax planning strategies. To the extent that we believe that any amounts are not more likely than not to be realized, we record a valuation allowance to reduce our deferred income tax assets. We regularly review our tax positions and benefits to be realized. We recognize tax liabilities based upon estimates of whether, and the extent to which, additional taxes will be due when such estimates are more likely than not to be sustained. We will not recognize an uncertain income tax position if it has less than a 50% likelihood of being sustained. We recognize interest and penalties related to income tax matters as income tax expense in the statements of operations.
Stock-Based Compensation
We calculate compensation expense for all stock-based awards based on the estimated fair values on the date of grant. Our stock-based awards include stock options, restricted stock units ("RSUs"), and purchase rights under the employee stock purchase plan ("ESPP"). We determine the fair value of each RSU granted using the fair value of our common stock on the date of the grant. We estimate the fair value of each stock option using the Black-Scholes option pricing model. We calculate the fair value of each stock purchase right under our ESPP based on the closing price of our stock on the date of grant and the value of a call and put option estimated using the Black-Scholes pricing model. The Black-Scholes pricing model requires assumptions including the market value of our common stock, expected term of the award, expected volatility of the price of our common stock, risk-free interest rates, and expected dividend yield.
We determine the expected term of employee stock options using the simplified method as provided by the Securities and Exchange Commission. We presume the simplified method to be the average of the time-to-vesting and the contractual life of the options. We base the expected term of ESPP on the contractual terms. Since we have not established sufficient public trading history of our common stock we derive the expected volatility from the historical stock volatilities of the common stock of several publicly traded comparable companies over a period approximately equal to the expected term of the expected life of the options. We base the risk-free interest rate on the U.S. treasury yield curve in effect at the time of grant for zero-coupon U.S. treasury notes with maturities equal to the option's expected term. We assume the expected dividend to be zero as we have never paid dividends and have no current plans to do so.
Recent Accounting Pronouncements
Refer to Recent Accounting Pronouncements, under Note 1, Description of Business and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, short-term investments and our outstanding debt obligations. We had cash, cash equivalents and short-term investments of $84.9 million and $76.8 million as of December 31, 2017 and December 31, 2016, respectively. We held these amounts primarily in bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We have outstanding debt of $20.0 million as of December 31, 2017, consisting of our borrowing under our Revolving Credit Facility. The Revolving Credit Facility bears interest at a variable rate.
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
Foreign Currency Risk
We denominate all of our sales in U.S. dollars and, therefore, our revenues are not currently subject to significant foreign currency risk. However, during periods when the exchange rate of the U.S. dollar to foreign currencies is strong, the price of our products outside the United States could be less competitive, reducing our sales or requiring us to lower pricing for our products outside the United States in order to maintain sales and revenue performance. We denominate our operating expenses in the currencies of the countries in which our operations are located, including in EMEA and APAC, and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not used derivative financial instruments to mitigate our exposure to foreign currency exchange risks. A hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements in any of the periods presented.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Aerohive Networks, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Aerohive Networks, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 23, 2018

We have served as the Company's auditor since 2007.

AEROHIVE NETWORKS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,249	$34,346
Short-term investments	57,675	42,408
Accounts receivable, net of allowance for doubtful accounts of $127 and $61 as of December 31, 2017 and December 31, 2016, respectively	17,662	26,190
Inventories	13,495	12,629
Prepaid expenses and other current assets	6,513	6,289
Total current assets	122,594	121,862
Property and equipment, net	6,381	9,008
Goodwill	513	513
Other assets	5,124	5,100
Total assets	$134,612	$136,483
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,946	$10,762
Accrued liabilities	8,602	9,300
Debt, current	—	20,000
Deferred revenue, current	34,281	31,727
Total current liabilities	54,829	71,789
Debt, non-current	20,000	—
Deferred revenue, non-current	36,083	34,177
Other liabilities	1,769	1,829
Total liabilities	112,681	107,795
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share - 25,000,000 shares authorized as of December 31, 2017 and December 31, 2016; no shares issued and outstanding as of December 31, 2017 and December 31, 2016	—	—
Common stock, par value of $0.001 per share - 500,000,000 shares authorized as of December 31, 2017 and December 31, 2016; 54,171,498 and 52,245,252 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	55	52
Additional paid–in capital	278,528	258,063
Treasury stock - 1,361,243 and 364,627 shares as of December 31, 2017 and December 31, 2016, respectively	(6,216)	(2,139)
Accumulated other comprehensive loss	(30)	(31)
Accumulated deficit	(250,406)	(227,257)
Total stockholders’ equity	21,931	28,688
Total liabilities and stockholders’ equity	$134,612	$136,483
See notes to consolidated financial statements.

AEROHIVE NETWORKS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Product	$111,839	$136,570	$126,281
Subscription and support	41,060	33,255	25,378
Total revenue	152,899	169,825	151,659
Cost of revenue (1):
Product	37,337	43,231	40,496
Subscription and support	12,893	12,066	9,897
Total cost of revenue	50,230	55,297	50,393
Gross profit	102,669	114,528	101,266
Operating expenses:
Research and development (1)	36,418	41,504	36,924
Sales and marketing (1)	65,325	80,998	81,089
General and administrative (1)	23,094	28,839	26,303
Total operating expenses	124,837	151,341	144,316
Operating loss	(22,168)	(36,813)	(43,050)
Interest income	720	468	108
Interest expense	(567)	(474)	(1,209)
Other income (expense), net	(308)	177	285
Loss before income taxes	(22,323)	(36,642)	(43,866)
Provision for income taxes	603	269	352
Net loss	$(22,926)	$(36,911)	$(44,218)
Net loss per share, basic and diluted	$(0.43)	$(0.73)	$(0.93)
Weighted-average shares used in computing net loss per share, basic and diluted	53,227,342	50,332,872	47,323,253

(1) Includes stock-based compensation as follows:
Cost of revenue	$1,132	$1,305	$902
Research and development	4,171	5,393	4,651
Sales and marketing	5,103	8,269	7,112
General and administrative	6,269	6,735	5,706
Total stock-based compensation	$16,675	$21,702	$18,371
See notes to consolidated financial statements.

AEROHIVE NETWORKS, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2017	2016	2015

Net loss	$(22,926)	$(36,911)	$(44,218)
Unrealized gain (loss) on available-for-sale investments, net of tax	1	30	(61)
Comprehensive loss	$(22,925)	$(36,881)	$(44,279)
See notes to consolidated financial statements.

AEROHIVE NETWORKS, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

	Common Stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Amount
Balances at January 1, 2015	46,028,908	$46	—	$208,998	$(146,128)	—	$62,916
Shares issued upon exercise of options	678,533	1	—	1,523	—	—	1,524
Common stock issued under ESPP	1,226,012	1	—	5,195	—	—	5,196
Vesting of common stock from early exercised options	27,000	—	—	45	—	—	45
Issuance of common stock upon vesting of RSUs	1,580,206	2	—	(2)	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(523,366)	(1)	—	(3,157)	—	—	(3,158)
Modification for common stock warrants	—	—	—	59	—	—	59
Stock-based compensation	—	—	—	18,628	—	—	18,628
Unrealized loss on available for sale investments	—	—	—	—	—	(61)	(61)
Net loss	—	—	—	—	(44,218)	—	(44,218)
Balances at December 31, 2015	49,017,293	49	—	231,289	(190,346)	(61)	40,931
Shares issued upon exercise of options	444,660	—	—	870	—	—	870
Common stock issued under ESPP	1,209,410	1	—	5,325	—	—	5,326
Issuance of common stock upon vesting of RSUs	2,099,785	2	—	(2)	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(188,984)	—	—	(1,121)	—	—	(1,121)
Repurchase of treasury stock	(364,627)	—	(2,139)	—	—	—	(2,139)
Exercise of common stock warrants	27,715	—	—	—	—	—	—
Stock-based compensation	—	—	—	21,702	—	—	21,702
Unrealized gain on available for sale investments	—	—	—	—	—	30	30
Net loss	—	—	—	—	(36,911)	—	(36,911)
Balances at December 31, 2016	52,245,252	52	(2,139)	258,063	(227,257)	(31)	28,688
Cumulative effect adjustment from adoption of ASU 2016-09 (See Note 1)	—	—	—	223	(223)	—	—
Shares issued upon exercise of options	427,089	—	—	759	—	—	759
Common stock issued under ESPP	943,071	1	—	4,000	—	—	4,001
Issuance of common stock upon vesting of RSUs	1,851,519	2	—	(2)	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(298,817)	—	—	(1,190)	—	—	(1,190)
Repurchase of treasury stock	(996,616)	—	(4,077)	—	—	—	(4,077)
Stock-based compensation	—	—	—	16,675	—	—	16,675
Unrealized gain on available for sale investments	—	—	—	—	—	1	1
Net loss	—	—	—	—	(22,926)	—	(22,926)
Balances at December 31, 2017	54,171,498	$55	(6,216)	$278,528	$(250,406)	(30)	$21,931

See notes to consolidated financial statements.

AEROHIVE NETWORKS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(22,926)	$(36,911)	$(44,218)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,083	3,534	3,548
Stock-based compensation	16,675	21,702	18,371
Others	(134)	278	378
Changes in operating assets and liabilities:
Accounts receivable, net	8,528	(3,366)	1,871
Inventories	(866)	(1,854)	(2,415)
Prepaid expenses and other current assets	(224)	2,081	(2,485)
Other assets	(24)	80	(1,024)
Accounts payable	1,322	(4,522)	5,237
Accrued liabilities	(701)	(2,643)	3,067
Other liabilities	126	425	(394)
Deferred revenue	4,460	6,642	13,107
Net cash provided by (used in) operating activities	9,319	(14,554)	(4,957)
Cash flows from investing activities
Purchases of property and equipment	(595)	(2,161)	(2,270)
Capitalized software development costs	—	—	(1,913)
Maturities and sales of short-term investments	60,150	50,761	2,498
Purchases of short-term investments	(75,282)	(46,824)	(49,223)
Investment in privately held company	—	(1,500)	—
Net cash provided by (used in) investing activities	(15,727)	276	(50,908)
Cash flows from financing activities
Proceeds from exercise of vested stock options	759	870	1,524
Proceeds from employee stock purchase plan	4,001	5,326	5,196
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(1,190)	(1,121)	(3,158)
Payments to repurchase common stock	(4,077)	(2,139)	—
Payments on capital lease obligation	(182)	(53)	—
Proceeds from issuance of debt	—	—	10,000
Repayments of debt	—	—	(10,000)
Net cash provided by (used in) financing activities	(689)	2,883	3,562
Net decrease in cash and cash equivalents	(7,097)	(11,395)	(52,303)
Cash and cash equivalents at beginning of period	34,346	45,741	98,044
Cash and cash equivalents at end of period	$27,249	$34,346	$45,741
Supplemental disclosure of cash flow information
Income taxes paid	$360	$666	$519
Interest paid	$576	$484	$984
Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment purchases	$66	$205	$60
Property and equipment purchased under capital lease	$—	$1,120	$—
Unpaid capitalized software development costs	$—	$—	$94
Vesting of early exercised stock options	$—	$—	$45
Stock-based compensation in capitalized software development	$—	$—	$257
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Aerohive Networks, Inc. was incorporated in Delaware on March 15, 2006, and, together with its subsidiaries (the "Company"), has designed and developed a leading cloud and enterprise Wi-Fi solution that enables the Company's customers to use the power of the Wi-Fi, cloud, analytics and applications to transform how they serve their customers. The Company's products include Wi-Fi access points, access switches and SD-WAN capable routers required to build an edge-access network; a cloud services platform for centralized management; data collection and analytics; and applications that leverage the network to provide additional capabilities to the business and IT organizations. Together, these products, service platforms and applications create a simple, scalable, and secure solution to deliver a better-connected experience.
The Company has offices in North America, Europe, and Asia Pacific and employs staff around the world.
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
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. The Company remeasures the transactions denominated in currencies other than the functional currency at the average exchange rate in effect during the period. At the end of each reporting period, the Company remeasures its subsidiaries’ monetary assets and liabilities to the U.S. dollar using exchange rates in effect at the end of the reporting period. The Company remeasures its non-monetary assets and liabilities at historical exchange rates. The Company records gains and losses related to remeasurement in other income (expense), net in the consolidated statements of operations. Foreign currency exchange gain (losses) has not been significant in any period presented and the Company has not undertaken any hedging transactions related to foreign currency exposure.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash equivalents in money market funds. The Company maintains short-term investments in U.S. treasuries, corporate securities and commercial paper.
The Company sells its products primarily to channel partners, which include value-added resellers ("VARs"), value-added distributors ("VADs") and managed service providers ("MSPs"). The Company’s accounts receivable are typically unsecured and are derived from revenue earned from customers located in the Americas, Europe, the Middle East and Africa, and Asia Pacific. The Company performs ongoing credit evaluations to determine customer credit, but generally does not require collateral from its customers. The Company maintains reserves for estimated credit losses and these losses have historically been within management’s expectations.
The Company has entered into separate agreements with certain individual VADs that are part of a consolidated group of entities which collectively constitutes greater than 10% of the Company’s total revenue or gross accounts receivable balance for certain periods, as presented in the tables below.

The percentages of revenue from a consolidated group of entities (VAD A and VAD B) greater than 10% of total consolidated revenue were as follows:

	Year Ended December 31,
	2017	2016	2015
VAD A	16.1%	14.9%	13.8%
VAD B	27.5%	12.2%	*

* Less than 10%

The percentages of receivables from VAD A, VAD B and an individual entity (VAD C) greater than 10% of total consolidated accounts receivable were as follows:

	As of December 31,
	2017	2016
VAD A	27.9%	22.44%
VAD B	29.4%	14.4%
VAD C	*	15.3%

* Less than 10%
Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and short-term debt. The Company states accounts receivable, accounts payable and accrued liabilities at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying amount of the Company’s short-term debt approximates its fair value as the stated interest rate approximates market rates currently available to the Company. As of December 31, 2017, the Company has not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
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
Short-Term Investments
The Company classifies all its investments as available-for-sale at the time of purchase since it is management's intent that these investments be available for current operations, and as such, includes these investments as short-term investments on its balance sheets. These investments consist of investments with original maturities longer than three months, including commercial paper, investment-grade corporate and government debt securities with Moody's and S&P ratings of A-/A3 or better. The Company records short-term investments classified as available-for-sale at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders' equity. The Company records realized gains and losses in the consolidated statements of operations. The Company adjusts investments for amortization of premiums and discounts to maturity and includes such amortization in interest income (expense), net. The Company periodically assesses whether its investments with unrealized loss positions are other-than-temporarily impaired. Other-than-temporary impairment charges exists when the entity has the intent to sell the security, it will more likely than not be required to sell the security before anticipated recovery or it does not expect to recover the entire amortized cost basis of the security. The Company determines other-than-temporary impairments based on the specific identification method and reports them in the consolidated statements of operations.
Allowance for Doubtful Accounts
The Company records accounts receivable at invoiced amounts, net of allowances for doubtful accounts. The Company evaluates the collectability of its accounts receivable based on known collection risks and historical experience. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings or substantial downgrading of credit ratings), the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records reserves for bad debts based on the length of time the receivables are past due and the

Company’s historical experience of collections and write-offs. If circumstances change, such as higher-than-expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations, the Company may reduce the estimate of the recoverability of the amounts due, potentially by a significant amount.
Amounts which the Company recorded in the consolidated statements of operations relating to allowance for doubtful accounts were immaterial for the fiscal years ended December 31, 2017, 2016, and 2015, respectively.
Inventory
Inventory consists of hardware products and related component parts, which the Company states at the lower of cost, which approximates actual cost computed on a first-in, first-out basis, or market value. The Company evaluates inventory for excess and obsolete products, based on management’s assessment of future demand and market conditions, and technological obsolescence of its products. The Company does not reverse inventory write-downs, once established, as they establish a new cost basis for the inventory. The Company includes inventory write-downs as a component of cost of product revenue in the accompanying consolidated statements of operations. For the fiscal years ended December 31, 2017, 2016 and 2015, the Company's provisions for excess and obsolete inventories were $3.0 million, $1.7 million and $0.7 million, respectively. The Company uses contract manufacturers to provide manufacturing services for its products.
Software Development Costs
The Company has not capitalized the costs to develop the Company’s perpetual license software offerings because the Company’s current software development process is essentially completed concurrent with the establishment of technological feasibility. As such, the Company expenses all related software development costs as incurred and includes them in research and development expenses in the consolidated statements of operations.
The Company expenses research and development costs incurred during the preliminary project stage related to the Company’s cloud-managed networking platform as incurred. The Company begins capitalization when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable the project will be completed. The Company ceases capitalization when the project is substantially complete and ready for its intended purpose. The Company amortizes the capitalized costs on a straight-line basis over the estimated useful life, generally three to five years.
For the fiscal year ended December 31, 2015, the Company capitalized $1.8 million of software development costs, which included capitalized stock-based compensation expense for fiscal year 2015. There were no software developments costs that the Company capitalized for the fiscal years ended December 31, 2017 and 2016.
In April 2015, the Company completed and launched its next generation cloud services platform, and began to amortize the capitalized software development costs to cost of subscription and support on a straight-line basis over an estimated useful life of five years. The Company includes such internal-use software in the software category in property and equipment.
Property and Equipment, net
The Company states property and equipment at cost, less accumulated depreciation and amortization. The Company computes depreciation using the straight-line method over the estimated useful lives of the related assets. The Company amortizes leasehold improvements on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease term. Depreciation on property and equipment ranges from two to seven years.
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
In conducting the impairment test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the qualitative step is not passed, the Company performs a two-step impairment test whereby in the first step, the Company must compare the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying value of the goodwill. The Company recognizes any excess of the goodwill carrying value over the implied fair value as an impairment loss. No impairment of goodwill was identified during the fiscal years ended December 31, 2017, 2016 and 2015.
Impairment of Long-Lived Assets
The Company periodically reviews carrying amounts of long-lived assets, including property and equipment and intangible assets subject to depreciation and amortization for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. The Company measures recoverability of these assets by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over their remaining lives. If the asset is considered to be impaired, the Company measures the amount of any impairment as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life.
No impairment of any long-lived assets was identified for the fiscal years ended December 31, 2017, 2016 and 2015.
Revenue Recognition
The Company derives revenue from two sources: (i) product, which includes hardware and software revenue, and (ii) subscription and support, which includes post-contract customer support ("PCS"), and software delivered as a service ("SaaS"). Revenue is recognized when all of the following criteria are met.
Persuasive Evidence of an Arrangement Exists.  Evidence of an arrangement generally consists of a purchase order issued pursuant to the terms and conditions of a VAD and VAR reseller agreement or, in limited cases, an end customer agreement.
Delivery or Performance has Occurred.  The Company uses shipping and related documents and VAD sell-through reports from our VAD's with stocking rights to verify delivery or performance. We recognize product revenue upon transfer of title and risk of loss, which generally is upon shipment to non-stocking VADs, VARs or end customers.
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
The Company’s product revenue consists of revenue from the sale of the Company’s hardware products (which each contain embedded software related to its proprietary operating system) and HiveManager network management software which is considered essential to the functionality of the Company’s hardware products. Therefore, the Company considers its hardware appliances together with related HiveManager software as non-software elements and not subject to the industry-specific software revenue recognition guidance.
The Company’s subscription and support revenue consists of revenue from SaaS and PCS arrangements. SaaS arrangements with customers do not provide the right to take possession of the software at any time during the hosting period, have a defined contract term, and are recognized ratably over the contract term beginning on the provisioning date of the contract, which is typically one, three or five years. The Company has determined that hardware sold with SaaS arrangements has stand-alone value and therefore has concluded that the hardware represents a separate unit of accounting that the Company recognizes as revenue upon shipment assuming all other revenue recognition criteria are met. PCS arrangements include software updates, access to technical support personnel, and expedited replacement of defective hardware products. The Company recognizes revenue for PCS services on a straight-line basis over the service contract term, which is typically one, three or five years.
The Company operates a multiple-tier channel distribution model that includes VADs, VARs, MSPs and direct sales to end customers. For sales to VARs and end customers, the Company recognizes product revenue upon transfer of title and risk of loss, which is generally upon shipment. It is the Company’s practice to identify an end customer prior to shipment to a VAR. Substantially the Company makes all of its sales outside of North America through VADs. Some VAD agreements currently allow them to stock of the Company’s products in their inventory and provide price protection or rebates and limited rights of return for stock rotation. The Company initially defers product revenue on sales made through these VADs and recognizes revenue upon sell-through as the VADs report to the Company. For the majority of VADs, who do not have stocking rights, the Company recognizes revenue upon shipment, assuming all other revenue criteria have been met.
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
BESP. When the Company is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service was sold regularly on a stand-alone basis. As the Company has not been able to establish VSOE or TPE for its products and some of its services, the Company determines BESP for the purposes of allocating the arrangement, primarily based on historical transaction pricing. Historical transactions are segregated based on the Company’s pricing model and go-to-market strategy, which include factors such as type of sales channel (VAR, VAD or end customer), the geographies in which the Company’s products and services were sold (domestic or international) and offering type (product series, software subscriptions and level of support for PCS).
The Company makes certain estimates and maintains allowances for sales returns and other programs based on its historical experience. To date, these estimates have not been significant.
The Company includes shipping charges billed to channel partners in product revenue and includes the related shipping costs in cost of product revenue.
Deferred Costs of Goods Sold
When the Company’s products have been delivered, but the Company has deferred the product revenue associated with the arrangement as a result of not meeting the revenue recognition criteria (see “Revenue Recognition” above), the Company also defers the related product costs.
Warranty Liability
The Company maintains a warranty accrual for estimated future warranty obligations based on unit volumes by hardware product family together with anticipated future warranty costs. The Company’s generally covers its Wi-Fi access points, branch routers and switches by a limited lifetime warranty, and its other hardware accessory products by a limited warranty for a period of one year.
Advertising Costs
The Company charges advertising costs to sales and marketing expenses as incurred in the consolidated statements of operations. Advertising expense was immaterial for the fiscal years ended December 31, 2017, 2016 and 2015.
Research and Development Expenses
The Company charges research and development costs, other than capitalized software development costs, to operations as incurred, which consist primarily of personnel costs (including compensation costs and stock-based compensation), outside services, expensed materials, depreciation and an allocation of overhead expenses (including facilities and information technology infrastructure costs).
Comprehensive Income (Loss)
Comprehensive income (loss) consists of all components of net income (loss) and all components of other comprehensive income (loss) within stockholders’ equity. The Company’s other comprehensive income (loss) includes unrealized gains and losses from its available-for-sale securities that the Company does not consider other-than-temporarily impaired, net of taxes.
Stock-Based Compensation
The Company measures compensation expense for all stock-based awards based on the estimated fair values on the date of grant. The Company’s stock-based awards include stock options, restricted stock units (RSU) and purchase rights under the employee stock purchase plan (ESPP). The Company determines the fair value of each RSU granted using the fair value of the Company’s common stock on the date of the grant. The Company estimates the fair value of each stock option using the Black-Scholes option pricing model. The Company calculates the fair value of each stock purchase right under the Company's ESPP based on the closing price of the Company's stock on the date of grant and the value of a call and put option estimated using the Black-Scholes pricing model. The Black-Scholes pricing model requires assumptions including the market value of the Company's common stock, expected term of the award, expected volatility of the price of the Company's common stock, risk-free interest rates, and expected dividend yield. The Company recognizes stock-based compensation on a straight-line basis over the requisite service period.
Income Taxes
The Company accounts for income taxes under an asset and liability approach for deferred income taxes, which require recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements, but have not been reflected in taxable income. The Company makes estimates and exercises judgments in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred income tax assets, which arise from temporary differences and carryforwards. The Company measures deferred income tax assets and liabilities using the currently enacted tax rates that apply to taxable income in effect for the years in which the Company expects those tax assets to be realized or settled. The Company regularly assesses the likelihood that deferred income tax assets will be realized based on historical levels of taxable income, projections for future taxable income, and tax planning strategies. To the extent that the Company believes any amounts are not more likely than not to be realized, the Company records a valuation allowance to reduce the deferred income tax assets. The Company regularly assesses the need for a valuation allowance on its deferred tax assets, and to the extent that the Company determines that an adjustment is needed, the Company records such adjustment in the period that the Company makes the determination.
The Company regularly reviews its tax positions and benefits to be realized. The Company recognizes tax liabilities based upon estimates of whether, and the extent to which, additional taxes will be due when such estimates are more likely than not to be sustained. The Company will not recognize an uncertain income tax position if it has less than a 50% likelihood of being sustained. The Company recognizes interest and penalties related to income tax matters as income tax expense in the accompanying consolidated statements of operations.
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted this standard in the first quarter of fiscal year 2017, with January 1, 2017 being the effective date of adoption. This standard eliminates the requirement to delay the recognition of excess tax benefits until they reduce current taxes payable. Under this standard, previously unrecognized excess tax benefits shall be recognized on a modified retrospective basis. However, as of January 1, 2017, this had no impact on the Company's accumulated deficit as the related U.S. deferred tax assets were fully offset by a valuation allowance. Additionally, the Company elected to account for forfeitures as they occur rather than estimate expected forfeitures using a modified retrospective transition method. Accordingly, the Company recorded a cumulative-effect adjustment of a $0.2 million increase to accumulated deficit as of January 1, 2017. Further, ASU 2016-09 requires excess tax benefits to be presented as a component of operating cash flows rather than financing cash flows. The Company elected to adopt this requirement prospectively and accordingly, the Company has not adjusted prior periods. Excess tax benefits were not material for all periods presented. The adoption of this standard did not have a material impact on the condensed consolidated financial statements for the fiscal year ended December 31, 2017
Recent Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. An impairment charge will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company currently plans to adopt this standard in 2021 when it becomes effective.
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
The Company elected to adopt these revenue standards on a full retrospective basis effective January 1, 2018, which requires the Company to restate our historical financial information to be consistent with the new standard. The most significant impact of the standard relates to the way the Company accounts for arrangements with its stocking value-added distributors ("stocking VADs"). The Company currently defers the recognition of revenue and the cost of revenue from sales to these stocking VADs until the VADs have sold the products to their customers (known as “sell-through” revenue recognition). Under the new standard, the Company will recognize all revenue and related cost of revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), rather than deferring recognition until VADs report that they have sold the products to their customers, provided that all other revenue recognition criteria have been met. The impact to revenue and deferred revenue balance is also attributable to the removal of current limitation on contingent revenue accelerating revenue recognition for certain contracts. Further the adoption of this standard will also result in differences in the timing of recognition of contract costs, such as sales commissions.
The adoption of the standard will result in a decrease in total deferred revenue of $3.3 million and $2.7 million as of December 31, 2017 and 2016, respectively, driven by the recognition of revenue related to stocking VAD's upon shipment and also the removal of the current limitation on contingent revenue accelerating revenue recognition for certain contracts. The impact to the capitalized contract costs were not material as of December 31, 2017 and 2016. Further, the adoption of this standard did not have significant impact on the revenue or the related costs and sales commission for each of the period ending December 31, 2017 and 2016. In addition, the adoption of the standard will have no significant impact to the provision for income taxes and will have no impact to the net cash provided by (used in) operating, investing, or financing on the Company's consolidated statements of cash flows. The following table presents the impacts to reported results for the adoption of the standard on the Company's consolidated balance sheets and consolidated statements of operations.
The adoption of the new revenue recognition standard is expected to impact our reported results as follows:

Consolidated Balance Sheet (in thousands)

	December 31, 2017				December 31, 2016
	As Reported	Impact of Adoption		As Adjusted	As Reported	Impact of Adoption		As Adjusted
Prepaid expenses and other current assets	$6,513	$(117)	(1)	$6,396	$6,289	$(390)	(1)	$5,899
Total current assets	122,594	(117)		122,477	121,862	(390)		121,472
Other assets	5,124	(224)	(1)	4,900	5,100	(112)	(1)	4,988
Total assets	$134,612	$(341)		$134,271	$136,483	$(502)		$135,981
Deferred Revenue, current	34,281	(1,002)	(2)	33,279	31,727	(1,548)	(2)	30,179
Total current liabilities	54,829	(1,002)		53,827	71,789	(1,548)		70,241
Deferred Revenue, non-current	36,083	(2,322)	(2)	33,761	34,177	(1,117)	(2)	33,060
Total liabilities	112,681	(3,324)		109,357	107,795	(2,665)		105,130
Accumulated deficit	(250,406)	2,983		(247,423)	(227,257)	2,163		(225,094)
Total stockholders' equity	21,931	2,983		24,914	28,688	2,163		30,851
Total liabilities and stockholders' equity	$134,612	$(341)		$134,271	$136,483	$(502)		$135,981
(1) Impact of cumulative change in commissions expense and cost of revenue
(2) Impact of cumulative change in revenue

Consolidated Statements of Operations (in thousands, except share and per share amounts)

	Year Ended December 31, 2017
	As Reported	Impact of Adoption	As Adjusted
Product revenue	$111,839	$(762)	$111,077
Subscription and support revenue	41,060	1,421	42,481
Total revenue	152,899	659	153,558
Cost of revenue- Product	37,337	(221)	37,116
Total cost of revenue	50,230	(221)	50,009
Gross profit	102,669	880	103,549
Sales and marketing	65,325	60	65,385
Total operating expenses	124,837	60	124,897
Operating loss	(22,168)	820	(21,348)
Net loss	$(22,926)	$820	$(22,106)
Net loss per share, basic and diluted	$(0.43)	$0.01	$(0.42)
Weighted-average shares used in computing net loss per share, basic and diluted	53,227,342	—	53,227,342

	Year Ended December 31, 2016
	As Reported	Impact of Adoption	As Adjusted
Product revenue	$136,570	$(2,012)	$134,558
Subscription and support revenue	33,255	25	33,280
Total revenue	169,825	(1,987)	167,838
Cost of revenue- Product	43,231	(496)	42,735
Total cost of revenue	55,297	(496)	54,801
Gross profit	114,528	(1,491)	113,037
Sales and marketing	80,998	(186)	80,812
Total operating expenses	151,341	(186)	151,155
Operating loss	(36,813)	(1,305)	(38,118)
Net loss	$(36,911)	$(1,305)	$(38,216)
Net loss per share, basic and diluted	$(0.73)	$(0.03)	$(0.76)
Weighted-average shares used in computing net loss per share, basic and diluted	50,332,872	—	50,332,872

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
The Company classified its cash equivalents and short-term marketable investments within Level 1 and Level 2 in the fair value hierarchy as of December 31, 2017 and 2016. Level 1 assets include highly liquid money market funds that the Company includes in cash equivalents. The Company classifies these instruments within Level 1 of the fair-value hierarchy because the Company values them based on quoted market prices in active markets. Level 2 assets include U.S. treasuries, corporate securities and commercial paper. The Company classifies these instruments within Level 2 of the fair value hierarchy because the Company values them based on pricing the Company obtains from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. The Company classifies these instruments as short-term investments unless their maturities are three months or less when purchased, in which case the Company includes them in cash and cash equivalents. The Company uses inputs, such as actual trade data, benchmark yields, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency, which the Company obtains from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets.
The components of the Company’s Level 1 and Level 2 assets are as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cash equivalents	Short-term investments
	(in thousands)
Level 1:
Money market funds	7,538	—	7,538	7,538	—
	$7,538	$—	$7,538	$7,538	$—
Level 2:
U.S. treasuries	9,480	(3)	9,477	—	9,477
Corporate securities	15,293	(27)	15,266	—	15,266
Commercial paper	32,932	—	32,932	—	32,932
	$57,705	$(30)	$57,675	$—	$57,675
Total	$65,243	$(30)	$65,213	$7,538	$57,675

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cash equivalents	Short-term investments
	(in thousands)
Level 1:
Money market funds	25,244	—	25,244	25,244	—
	$25,244	$—	$25,244	$25,244	—
Level 2:
U.S. treasuries	22,516	(19)	22,497	—	22,497
Corporate securities	7,353	(12)	7,341	—	7,341
Commercial paper	12,570	—	12,570	—	12,570
	$42,439	$(31)	$42,408	$—	42,408
Total	$67,683	$(31)	$67,652	$25,244	$42,408

All Level 1 and 2 short-term investments the Company held as of December 31, 2017 and December 31, 2016, contractually mature within one year from these respective dates.
Unrealized gains and losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, the Company does not intend to sell, and it is not more likely than not that the Company would be required to sell, these investments before recovery of their cost basis. As a result, there was no other-than-temporary impairment for these investments as of December 31, 2017 and December 31, 2016.
3. CONSOLIDATED BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2017	2016
	(in thousands)
Deferred sales commissions, current portion	$3,189	$2,932
Prepaid expenses	2,543	2,032
Other	781	1,325
Total prepaid expenses and other current assets	$6,513	$6,289
Property and Equipment, net
Property and equipment, net consists of the following:

		As of December 31,
	Estimated Useful Lives	2017	2016
		(in thousands)
Computer and other equipment	3 years	$1,713	$1,920
Manufacturing, research and development laboratory equipment	3 years	4,630	4,314
Software	2 to 5 years	8,182	8,217
Office furniture and equipment	3 to 7 years	2,061	2,070
Leasehold improvements	shorter of useful life or lease term	1,017	1,008
Property and equipment, gross		17,603	17,529
Less: Accumulated depreciation and amortization		(11,222)	(8,521)
Property and equipment, net		$6,381	$9,008
The software category includes the capitalized internal-use software for the Company's cloud service platform. In April 2015, the Company completed and launched the next generation of its cloud services platform, and began to amortize these capitalized costs to cost of subscription and support revenue on a straight-line basis over an estimated useful life of the software of five years.
Depreciation and amortization expense was $3.1 million, $3.5 million and $3.5 million for the fiscal years ended December 31, 2017, 2016 and 2015, respectively.
Office furniture and equipment classified under capital lease was $1.2 million at December 31, 2017 and 2016, respectively and the related accumulated depreciation was $0.4 million and $0.2 million at December 31, 2017 and 2016, respectively.

Other assets
Other assets consist of the following:

	As of December 31,
	2017	2016
	(in thousands)
Deferred sales commissions, non-current portion	$3,171	$3,115
Investment in privately held company	1,500	1,500
Other	453	485
Total other assets	$5,124	$5,100
In January 2016, the Company paid $1.5 million in cash to purchase a convertible note issued by a privately held company, which provides Wi-Fi application and analytics. In June 2017, the convertible note and accrued interest on the note converted into shares of preferred stock of the privately held company and the note was cancelled. The accrued interest on the note was immaterial for any period. The Company currently has no significant voting rights, investor rights or influence over the privately held company. Since the investment has no readily determinable market value, the Company has categorized it as a Level 3 asset in the fair value hierarchy. As of December 31, 2017, the Company carried the investment at the value of original principal and the Company reviews such carried value quarterly for indicators of other-than-temporary impairment. The Company did not recognize any impairment for the fiscal years ended December 31, 2017 and 2016, as there were no identified events or changes in circumstances that might have a significant adverse impact on the carrying values of the investment.
Accrued Liabilities
Accrued liabilities consist of the following:

	As of December 31,
	2017	2016
	(in thousands)
Accrued compensation	$6,971	$7,230
Accrued expenses and other liabilities	1,385	1,445
Warranty liability, current portion	246	625
Total accrued liabilities	$8,602	$9,300
Deferred Revenue
Deferred revenue consists of the following:

	As of December 31,
	2017	2016
	(in thousands)
Products	$2,053	$1,220
Subscription and support	68,311	64,684
Total deferred revenue	70,364	65,904
Less: current portion of deferred revenue	34,281	31,727
Non-current portion of deferred revenue	$36,083	$34,177

Warranty Liability
The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty:

	As of December 31,
	2017	2016	2015
	(in thousands)
Beginning balance	$975	$978	$891
Charges to operations	606	672	1,079
Obligations fulfilled	(941)	(457)	(578)
Changes in existing warranty	(63)	(218)	(414)
Total product warranties	$577	$975	$978
Current portion	$246	$625	$645
Non-current portion	$331	$350	$333
Changes in existing warranty reflect a combination of changes in expected warranty claims and changes in the related costs to service such claims.

4. DEBT
Financing Agreements
In June 2012, the Company entered into a revolving credit facility with Silicon Valley Bank (the "Revolving Credit Facility"). The Revolving Credit Facility is collateralized by substantially all of the Company's property, other than intellectual property. Since January 1, 2016, the Revolving Credit Facility bears interest rate at the lesser of (i) LIBOR rate plus 1.75% or (ii) prime rate minus 1.0%. In March 2017, the Company amended the Revolving Credit Facility to extend the maturity date by two years and reduce the minimum cash requirements. The weighted-average interest rate of the Revolving Credit Facility was 2.89% and 2.37% for the fiscal years ended December 31, 2017 and 2016, respectively.
The Revolving Credit Facility contains customary negative covenants which, unless waived by the bank, limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets or engage in merger and acquisition activity, including merge or consolidate with a third party. The Revolving Credit Facility also requires the Company to maintain a minimum adjusted quick ratio of 1.25 to 1.00 and a minimum cash balance, including cash equivalents and short-term investments, with the bank as of the last day of each month of $35.0 million and to demonstrate the absence of defined events of default in order to assure full access to the available borrowing. The Revolving Credit Facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults due to inaccuracy of representation and warranties. Upon an event of default, the bank may declare all or a portion of the Company's outstanding obligations to be immediately due and payable and exercise other rights and remedies provided for under the Revolving Credit Facility. During the existence of an event of default, the bank could increase interest on the obligations under the Revolving Credit Facility by 5.0%. As of December 31, 2017 and 2016, the Company was in compliance with these covenants.
The Revolving Credit Facility currently provides, among other things, (i) a maturity date of March 31, 2019; and (ii) a revolving line up to $20.0 million, subject to certain conditions.
As of December 31, 2017, $20.0 million remains outstanding under the Revolving Credit Facility, and is classified as non-current liabilities in the consolidated balance sheet.

5. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company currently leases its main office facility in Milpitas, California, which lease is set to expire in June 2023. In addition, the Company leases office space for its subsidiaries in the United Kingdom, the Netherlands and China under non-cancelable operating leases that expire at various times through September 2022. The Company has also entered into various lease agreements in other locations in the United States and globally to support its sales and research and development functions.

The Company recognizes rent expense on a straight-line basis over the lease period. Future minimum lease payments by year under operating leases as of December 31, 2017 are as follows:

Amount
Year Ending December 31,	(in thousands)
2018	$1,824
2019	1,426
2020	1,087
2021	1,083
2022	994
Thereafter	444
Total	$6,858
Rent expense was $1.9 million, $2.4 million and $2.5 million for the fiscal years ended December 31, 2017, 2016 and 2015, respectively.
Capital Lease Obligations
The Company has certain office furniture and equipment that are classified as capital leases. The terms of the capital leases range from three years to seven years. The interest expense is immaterial in any particular period. Future minimum lease payments by year under capital lease obligations as of December 31, 2017 are as follows:

Amount
Year Ending December 31,	(in thousands)
2018	$186
2019	177
2020	172
2021	170
2022	162
Thereafter	83
Total	$950
Less: current portion of capital lease obligations	186
Non-current portion of capital lease obligations	$764
Manufacturing Commitments
The Company subcontracts with manufacturing companies to manufacture its hardware products. The contract manufacturers procure components based on non-cancellable orders the Company places with them. If the Company cancels all or part of an order, the Company is liable to the contract manufacturers for the cost of the related components they purchased under such orders.
As of December 31, 2017 and December 31, 2016, the Company had manufacturing commitments with contract manufacturers for inventory totaling approximately $6.0 million and $9.5 million, respectively.
Contingencies
The Company may receive claims, be subject to legal proceedings or litigation arising from time to time. The Company will record a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. The Company expects periodically to evaluate developments in its legal matters that could affect the amount of liability that it has previously accrued, if any, and make adjustments as appropriate. The Company exercises significant judgment to determine both likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company’s judgment may be incorrect. The Company cannot reasonably determine in advance the outcome of any litigation proceeding. Until the final resolution of any such matter for which the Company may be required to accrue, the Company may have an exposure to loss in excess of the amount the Company has accrued, and such excess amount could be significant.

The Company is currently or was recently engaged in the following separate litigations which allege that the Company’s products infringe certain patents.

•
Mobile Telecommunications Technologies LLC ("Mobile") filed in May 2016 a complaint in the U.S. District Court, Eastern District of Texas, asserting that certain of the Company’s products which utilize MIMO systems or frequency structures and functionality infringe United States Patent Nos. 5,590,403, 5,659,891, and 5,915,210. The case was consolidated with several other cases involving the same patents and transferred to U.S. District Court, Delaware, for pretrial purposes.

•
Linex Technologies ("Linex") filed on March 19, 2013 a complaint in the U.S. District Court, Southern District of Florida, asserting that some or all of the Company’s products infringe U.S. Patents Nos. #6,493,377 ("the ‘377 Patent"), and #7,167,503 ("the ’503 Patent"). The Company filed an answer and counterclaims for declaratory judgment against Linex asserting that the Company’s products do not infringe the ‘377 and ‘503 Patents, and that the ‘377 and ‘503 Patents are, in any case, invalid and not enforceable. The Company separately filed with the U.S. Patent and Trademark Office (the "PTO") petitions to initiate reexamination of the ‘377 and ‘503 Patents, which petitions the PTO granted. The PTO has rejected all claims under the ‘377 and '503 Patents. The Company has resolved this matter.

•
Chrimar Systems ("Chrimar") filed in July 2015 a complaint in the U.S. District Court, Eastern District of Texas, asserting that certain of the Company’s products which utilize Power over Ethernet ("POE") functionality infringe United States Patent Nos. 8,155,012 ("the '012 Patent"), 8,902,760 ("the '760 Patent"), 8,942,107 ("the '107 Patent") and 9,019,838 ("the '838 Patent"). A jury trial was conducted in January 2017, following which the court entered an order finding non-infringement as to the Company's products under all patents in suit. The court subsequently entered a final judgment as to non-infringement under the patents in suit, which neither party challenged or appealed prior to the lapsing of the period for any such timely challenges or appeals. The Company separately filed with the PTO petitions to initiate reexamination of the '012 Patent and the '760 Patent, which petitions the PTO granted. The PTO has rejected all claims under the '012 and '760 Patents. The Company views this matter as resolved.

The Company was also engaged in separate litigation by a former employee, who asserted claims that Company, in conjunction with his termination (a) discriminated against him on the basis of his race and national origin, (b) retaliated against him for complaints about discrimination, and (c) retaliated against him for complaints in connection with a vendor contract.  Aerohive denied all liability. The Company has resolved this matter.
For the fiscal year ended December 31, 2017, the liabilities incurred to settle the above matters were not material to the consolidated financial statements.
On January 19, 2018, January 25, 2018, and January 30, 2018, respectively, three purported class actions were filed in the United States District Court for the Northern District of California against the Company and two of its officers. The actions are McGovney v. Aerohive Networks, Inc., et al., Case No. 5:18-cv-00435, Beyerbach v. Aerohive Networks, Inc., et al., Case No. 3:18-cv-0544 and Panjabi v. Aerohive Networks, Inc., et al., Case No. 5:18-cv-00656. The complaints allege that the defendants made false and misleading statements, in particular regarding the Company’s financial outlook for the fourth quarter of 2017. The complaints assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 (the "Exchange Act claims") on behalf of those who purchased the Company’s common stock between November 1, 2017 and January 16, 2018, inclusive. The complaints seek monetary damages in an unspecified amount. The Company anticipates that these cases will be consolidated and that a consolidated complaint will be filed in the second quarter of 2018.
The outcomes of the legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to the Company's operating results and cash flows for any particular period. The Company intends to defend these lawsuits vigorously, but is not able to predict or estimate any range of reasonably possible loss related to these lawsuits. If these matters have an adverse outcome, they may have a material impact on the Company’s financial position, results of operations or cash flows.
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

Each holder of common stock is entitled to one vote for each share of common stock held.    As of December 31, 2017 and 2016, the Company had 54,171,498 and 52,245,252 of common stock issued and outstanding, respectively. As of December 31, 2017 and 2016, the Company had no shares of preferred stock issued or outstanding.
Common Stock reserved for Future Issuance
As of December 31, 2017, the Company had reserved shares of common stock for future issuance as follows:

As of December 31,
2017
Common stock reserved for future grants under the 2014 Equity Incentive Plan	7,997,691
Common stock reserved for purchase under the 2014 Employee Stock Purchase Plan	1,632,534
Options and Restricted Stock Units issued and outstanding	8,336,978
Total reserved shares of common stock for future issuance	17,967,203
Common Stock Warrants
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
As of December 31, 2017 and 2016, no shares of the Company's common stock warrants remained outstanding.
Stock Repurchase Program
In February 2016, the Company's board of directors authorized a stock repurchase program of up to $10.0 million, with stock purchases the Company makes from time to time in compliance with applicable securities laws in the open market or in privately negotiated transactions. The Company will base the timing and amounts of any purchases on market conditions and other factors including price, regulatory requirements and capital availability. The authorization does not require that the Company purchase any minimum number of shares, and the Company may suspend, modify or discontinue the program at any time without prior notice. In August 2017, the Company's board of directors extended this program to June 30, 2018. In November 2017, the Company's board of directors increased the authorized amount under the stock repurchase program to $20.0 million. For the fiscal year ended December 31, 2017, the Company repurchased a total of 996,616 shares of its common stock on the open market at a total cost of $4.1 million with an average price per share of $4.09.
As of December 31, 2017, we had repurchased under this program 1,361,243 shares of our common stock at a total price of $6.2 million with an average purchase price of $4.57 per share of the Company's common stock. Approximately $13.8 million remains available as of December 31, 2017 for repurchases under this program.
7. STOCK-BASED COMPENSATION
2014 Equity Incentive Plan
On March 26, 2014, the Company's 2014 Equity Incentive Plan ("2014 Plan") became effective. On March 27, 2014, the Company terminated its earlier 2006 Global Share Plan ("2006 Plan"), added all reserved-but-unissued shares under the 2006 Plan to the 2014 Plan and provided for the rollover into the 2014 Plan of all shares underlying stock awards granted under the 2006 Plan that otherwise would return to the 2006 Plan. The Company may not grant additional awards under the 2006 Plan, but the 2006 Plan will continue to govern outstanding awards previously granted under the 2006 Plan.

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
The 2014 Plan provides for automatic annual increases in the number of shares reserved for issuance. On the first day of each fiscal year beginning January 1, 2017 through January 1, 2024, the number of shares of common stock reserved for issuance under the 2014 Plan may increase by an amount equal to the least of (i) 4,000,000 Shares, (ii) 5% of the Company’s outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the board of directors. In January 2017, the Company effected an increase of the 2,612,263 number of shares reserved under the 2014 Plan. As of December 31, 2017, the Company had 7,997,691 total shares of common stock reserved and available for grant under the 2014 Plan.
The following table summarizes the total number of shares available for grant under the 2014 Plan as of December 31, 2017:

Shares Available for Grant

Balance, December 31, 2016	5,116,753
Authorized	2,612,263
Options granted	—
Options canceled	1,544,774
Awards granted	(3,492,340)
Awards canceled	2,216,241
Balance, December 31, 2017	7,997,691
Stock Options
The following table summarizes the information about outstanding stock option activity:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2016	6,219,774	$6.15	6.42	$6,056
Options granted	—	—
Options exercised	(427,089)	1.73
Options canceled	(1,544,774)	7.67
Balance, December 31, 2017	4,247,911	$6.03	5.80	$4,472
Options exercisable, December 31, 2017	3,508,542	$5.88	5.40	$4,431
The weighted-average grant-date fair value of options granted was $3.15 and $3.42 per share for the fiscal years ended December 31, 2016 and 2015, respectively. The aggregate grant-date fair value of the Company's stock options granted was $3.0 million and $6.0 million for the fiscal years ended December 31, 2016 and 2015, respectively. There were no options granted during the fiscal year ended December 31, 2017.
The aggregate intrinsic value of stock options that current and former employees and service providers exercised was $1.3 million, $1.8 million and $2.4 million for the fiscal years ended December 31, 2017, 2016 and 2015, respectively. The intrinsic value for each share underlying an option represents the difference between the option exercise price per share and the closing stock price of a share of the Company’s common stock. The total grant-date fair value of the options vested was $2.8 million, $7.0 million and $4.1 million for the fiscal years ended December 31, 2017, 2016 and 2015, respectively.

The stock options outstanding and exercisable under the Company's stock option plan as of December 31, 2017, are as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price per Share	Number of Options Exercisable	Weighted Average Exercise Price per Share

$0.25 - $2.05	951,036	3.35	$1.31	951,036	$1.31
$2.28 - $6.00	906,800	5.59	5.77	809,300	5.81
$6.09 - $7.15	1,343,333	7.62	6.70	784,894	6.73
$7.48 - $10.00	893,989	5.82	9.43	813,689	9.48
$11.05 - $11.31	152,753	5.73	11.16	149,623	11.15
	4,247,911	5.78	$6.03	3,508,542	$5.88
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
The following is a summary of the Company’s RSU activity and related information for the fiscal year ended December 31, 2017:

	Restricted Stock Units Outstanding
	Shares	Weighted Average Grant Date Fair Value Per Share

Balance, December 31, 2016	4,365,670	$6.23
Awards granted	3,492,340	4.89
Awards vested	(1,851,519)	$5.89
Awards canceled	(1,917,424)	$5.90
Balance, December 31, 2017	4,089,067	$6.47

The weighted-average grant-date fair value of RSUs granted was $4.89, $6.20 and $6.45 per share for the fiscal years ended December 31, 2017, 2016 and 2015, respectively. The aggregate grant-date fair value of RSUs granted for the fiscal years ended December 31, 2017, 2016 and 2015 was $17.1 million, $20.4 million and $21.4 million, respectively. The aggregate fair value of shares vested during the fiscal years ended December 31, 2017, 2016 and 2015 was $10.9 million, $12.5 million and $9.6 million, respectively.
The number of RSUs vested during a particular period includes shares that the Company withheld during the period on behalf of certain employees to satisfy the Company's estimate of the employees' minimum statutory tax withholding requirements. During the fiscal years ended December 31, 2017, 2016 and 2015, the Company withheld 298,817, 188,984 and 523,366 shares of stock, respectively, for an aggregate value of $1.2 million, $1.1 million and $3.2 million, respectively. The Company returned such withheld shares to the 2014 Plan, which were then available under the plan terms for future issuance.
The number of RSUs the Company granted during the fiscal year ended December 31, 2017, includes 378,644 shares of performance-based restricted stock units ("PBRSUs") that the Company granted to certain executives in the first quarter of fiscal year 2017 pursuant to the 2014 Plan. Each PBRSU represents the right to receive one share of the Company's common stock upon vesting, subject to the Company's achievement of certain annual performance conditions. For certain PBRSU's, to the extent the 2017 performance metrics has not been met, the remaining portion of unvested shares will be subject to vesting in the upcoming fiscal years based on the annual performance target for the respective fiscal year through 2019. At each reporting period, the Company assesses the probability of the number of these PBRSUs expected to vest based on its achievement of the performance condition. As of December 31, 2017, all of the PBRSUs granted during the year remain unvested. Of the total shares approximately 251,037 PBRSUs are expected to vest during fiscal year 2018.

The number of RSUs the Company granted during the fiscal year ended December 31, 2017, also includes 358,000 shares of market-based restricted stock units ("MBRSUs") that the Company granted to certain executives, excluding CEO, in June 2017 pursuant to the 2014 Plan. Each MBRSU represents the right to receive one share of the Company's common stock upon vesting subject to the Company's achievement of price targets with respect to the Company's common stock. The Company estimated the fair value of the MBRSUs using the Monte Carlo option-pricing model as of the date of grant as the MBRSUs contain both market and service conditions. The weighted-average grant-date fair value of these MBRSU's was $4.18 per share. The Company records the total expense related to all of the MBRSUs on a graded-vesting method over the estimated term. As of December 31, 2017, all of the MBRSUs granted during the year remain unvested. Of the total shares approximately 146,500 MBRSUs are expected to vest during the fiscal year 2018.
2014 Employee Stock Purchase Plan
The 2014 Employee Stock Purchase Plan ("ESPP") is a ten-year plan, effective in March 2014. The ESPP authorizes the Company to issue shares of common stock pursuant to purchase rights it grants to the Company's employees and those of its designated subsidiaries. The ESPP provides for automatic annual increases in the number of shares reserved for issuance. Under the ESPP, on the first day of fiscal year 2017, the number of shares of common stock reserved and available for issuance increased by 1,000,000 shares. On the first day of each fiscal year beginning January 1, 2018 through January 1, 2024, the number of shares of common stock reserved for issuance may increase in an amount equal to the least of (i) 1,000,000 shares, (ii) 1.0% of the Company’s outstanding shares on the first day of the applicable fiscal year, or (iii) such number of shares determined by the board of directors. As of December 31, 2017, the Company had 1,632,534 total shares of common stock reserved and available for issuance under the ESPP.
Under the ESPP, the Company grants stock purchase rights to all eligible employees, currently covering a one-year offering period ending December 1, 2018. During the fiscal year ended December 31, 2017, the Company granted stock purchase rights to all eligible employees covering a one-year offering period ended December 1, 2017, with two, approximately six‑month purchase periods in the offering period, as well as an approximately six‑month offering period ended December 1, 2017. Employees purchase shares using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The ESPP currently has a reset provision: If the closing price of the Company’s common stock on the last day of any purchase period during an offering period is lower than the closing sales price on the first day of the related offering period, that offering period will terminate upon the purchase of shares for such purchase period and participants will be automatically re-enrolled in the immediately following offering period. As a result, the reference price for purposes of determining the purchase price of shares for subsequent purchase periods for all participants of the new offering period resets to such lower price. No participant may purchase more than $25,000 worth of common stock in any calendar year, or 5,000 shares of common stock in any six-month purchase period. For the fiscal years ended December 31, 2017, 2016 and 2015, the Company issued 943,071, 1,209,410 and 1,226,012 shares under the ESPP, respectively.
Determination of Fair Values
The Company determines the expected term of employee stock options using the simplified method as provided by the Securities and Exchange Commission. The Company presumes the simplified method to be the average of the time-to-vesting and the contractual life of the options. The Company bases the expected term of ESPP purchase rights on the contractual terms. Since the Company has not had sufficient public trading history of its common stock, the Company derives the expected volatility from the historical stock volatilities of the common stock of several publicly traded comparable companies over a period approximately equal to the expected term of the expected life of the options. The Company bases the risk-free interest rate on the U.S. treasury yield curve in effect at the time of grant for zero-coupon U.S. treasury notes with maturities equal to the option's expected term. The Company assumes the expected dividend to be zero as the Company has never paid dividends and has no current plans to do so.
The Company used the following weighted-average assumptions to value the Company's stock options granted:

	Year Ended December 31,
	2017	2016	2015
Stock options:
Expected term (in years)	N/A	5.78	6.04
Expected volatility	N/A	55%	51%
Risk free interest rate	N/A	1.49%	1.75%
Dividend rate	N/A	—	—
N/A - Not applicable. No options granted in those years.
The Company used the following weighted-average assumptions to value MBRSUs under the Monte Carlo model:

	Year Ended December 31,
	2017	2016	2015
MBRSUs:
Expected volatility	46%	53%	N/A
Risk free interest rate	1.45%	1.07%	N/A
N/A - Not applicable. No MBRSUs granted in those years.
The Company used the following weighted-average assumptions to value employee stock purchase rights under the Black-Scholes model:

Year Ended December 31,
	2017	2016	2015
ESPP purchase rights:
Expected term (in years)	0.5 - 1.00	0.5 - 1.00	0.50 - 2.00
Expected volatility	34% - 48%	34% - 44%	35% - 55%
Risk free interest rate	0.60% - 1.62%	0.49% - 0.82%	0.07% - 0.51%
Stock-based Compensation Expense
The Company recognized the following total stock-based compensation expense related to the stock-based awards in the consolidated statements of operations:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cost of revenue	$1,132	$1,305	$902
Research and development	4,171	5,393	4,651
Sales and marketing	5,103	8,269	7,112
General and administrative	6,269	6,735	5,706
Total stock-based compensation	$16,675	$21,702	$18,371
The following table presents stock-based compensation expense by award-type:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Stock Options	$2,976	$4,933	$4,733
Restricted Stock Units	12,192	14,316	11,652
Employee Stock Purchase Plan	1,507	2,453	1,986
Total stock-based compensation	$16,675	$21,702	$18,371
The stock-based compensation expense recorded for restricted stock units for fiscal years 2017 and 2016 includes the amount of stock-based compensation recorded for PBRSU's of approximately $1.0 million and $0.8 million, respectively and MBRSUs of approximately $1.0 million and $0.8 million, respectively.

As of December 31, 2017, unrecognized stock-based compensation related to outstanding stock options, RSUs (including PBRSUs and MBRSUs) and ESPP purchase rights was $2.3 million, $17.0 million and $1.3 million, respectively, which the Company expects to recognize over weighted-average periods of 1.42 years, 1.81 years and 0.92 years, respectively. For the fiscal year ended December 31, 2015, the Company capitalized $0.3 million stock-based compensation expense to internal-use cloud services platform. There were no capitalized stock-based compensation expenses for the fiscal years ended December 31, 2017 and 2016.
8. NET LOSS PER SHARE
The Company calculates basic and diluted net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive.
The following table presents the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except for share and per share data)
Numerator:
Net loss	$(22,926)	$(36,911)	$(44,218)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	53,227,342	50,332,872	47,323,253
Net loss per share:
Basic and diluted	$(0.43)	$(0.73)	$(0.93)
The Company excluded the following period-end outstanding common stock equivalents from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2017	2016	2015
Shares of common stock issuable under the Equity Incentive Plan	8,336,978	10,585,444	10,589,268
Common stock issuable upon exercise of warrants	—	—	73,883
Employee Stock Purchase Plan	82,625	99,680	133,113
Total	8,419,603	10,685,124	10,796,264
9. INCOME TAXES
The geographical breakdown of the Company’s loss before income taxes for the fiscal years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)

Domestic	$(15,988)	$(27,520)	$(37,658)
Foreign	(6,335)	(9,122)	(6,208)
Loss before income Taxes	$(22,323)	$(36,642)	$(43,866)

The components of the income tax provision are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Current:
State	$13	$23	$(39)
Federal	—	—	—
Foreign	506	237	638
Total current	$519	$260	$599
Deferred:
State	$1	$—	$—
Federal	(60)	12	12
Foreign	143	(3)	(259)
Total deferred	$84	$9	$(247)
Total income tax provision	$603	$269	$352
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
Undistributed earnings of the Company's foreign subsidiaries were approximately $11.0 million, $10.0 million and $7.9 million as of December 31, 2017, 2016 and 2015, respectively, and the Company considers them to be permanently reinvested outside of the United States. As such, no U.S. income taxes have been provided for on these earnings.
The reconciliation of federal statutory income tax provision to the Company’s effective income tax provision is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)

U.S. federal taxes at statutory tax rate	$(7,590)	$(12,458)	$(14,915)
State taxes, net of federal benefit	10	15	(26)
Change in valuation allowance	(16,945)	8,618	11,637
Foreign tax rate differential	2,802	3,334	2,752
Tax rate change	20,999	—	—
Stock-based compensation	2,006	1,805	1,775
Tax credits	(516)	(947)	(785)
Other	(163)	(98)	(86)
Provision for income taxes	$603	$269	$352
Foreign tax rate differential is primarily due to losses incurred in foreign jurisdictions that are subject to tax rates that are lower than the United States tax rate.

The tax effects of temporary differences that give rise to significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

	As of December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$30,522	$43,482
Research and development credits	8,053	6,901
Accruals and reserves	2,781	3,682
Deferred revenue	8,278	12,006
Stock-based compensation	2,573	3,641
Other	190	113
Gross deferred tax assets	52,397	69,825
Valuation allowance	(50,112)	(65,791)
Total deferred tax assets	$2,285	$4,034
Deferred tax liabilities:
Internally developed software	$(687)	$(1,590)
Deferred Commission	(1,468)	(2,192)
Goodwill	(55)	(74)
Gross deferred tax liabilities	$(2,210)	$(3,856)
Net deferred tax asset (liabilities)	$75	$178
Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on the Company’s history of losses, management has determined it cannot conclude that it is more likely than not that the deferred tax assets will be realized, and accordingly has placed a valuation allowance on the net deferred tax assets. The Company recorded a valuation allowance of $50.1 million and $65.8 million against its deferred tax assets as of December 31, 2017 and 2016.
The undistributed earnings from the Company’s profitable foreign subsidiaries are not subject to a U.S. tax provision because it is management’s intention to permanently reinvest such undistributed earnings outside of the United States. The Company evaluates its circumstances and reassesses this determination on a periodic basis. As of December 31, 2017, the determination of the unrecorded deferred tax liability related to these earnings was immaterial. If circumstances change and it becomes apparent that some or all of the undistributed earnings of the Company’s foreign subsidiaries will be remitted in the foreseeable future, the Company will be required to recognize a deferred tax liability on those amounts.
The net operating loss and tax credit carryforwards as of December 31, 2017, are as follows:

	Amount	Year Begin to Expire
	(in thousands)
Net operating losses, federal	$122,216	2026
Net operating losses, state	75,330	2018
Research and development credits, federal	6,073	2026
Research and development credits, state	7,524	No expiration
Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (“Code”), and similar state provisions. The annual limitation may result in the expiration of net operation losses and credits before utilization. The Company completed an analysis under Sections 382 and 383 of the Code through the fiscal year ended December 31, 2017 and determined that an ownership change, as defined under Sections 382 and 383 of the Code, had not occurred. Future ownership changes may limit the Company's ability to utilize its net operating loss and credit carryforwards.

Uncertain Tax Positions
The following is a reconciliation of the beginning and ending amount of the Company’s total gross unrecognized tax benefit liabilities:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Gross unrecognized tax benefit - beginning balance	$4,441	$3,316	$2,539
Decreases related to tax positions from prior years	(359)	(21)	—
Increases related to tax positions taken during current year	719	1,146	777
Gross unrecognized tax benefit - ending balance	$4,801	$4,441	$3,316
The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. During the fiscal years ended December 31, 2017, 2016 and 2015, the Company accrued an insignificant amount of interest and penalties related to unrecognized tax benefits.
The Company’s total unrecognized tax benefit, if recognized, would affect its effective tax rate by $0.06 million. The remainder of the unrecognized tax benefits would be offset by a change in the valuation allowance. While it is often difficult to predict the final outcome of any particular uncertain tax position, the Company does not believe that the amount of unrecognized tax benefits will change significantly in the next 12 months.
The Company files income tax returns in the U.S. federal, various U.S. state and foreign tax jurisdictions. The Company is currently subject to U.S. federal and various state income tax examinations for the 2006 through 2016 calendar tax years.
Fiscal years outside the normal statutes of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. The Company is not currently being audited in any jurisdiction.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The TCJA makes numerous changes to the existing U.S. tax code, including a permanent reduction in the U.S. federal corporate tax rate from 35% to 21%, which takes effect on January 1, 2018. The TCJA also establishes new tax laws that will affect 2018, including a new provision designed to tax global intangible low-taxed income (GILTI), which allows for the possibility of using foreign tax credits (FTCs) and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations). Additionally, the TCJA requires companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. As the Company is currently in a cumulative loss position in the earnings and profits of its foreign jurisdictions and therefore will not have any current year inclusion related to the transition tax.
The SEC staff issued SAB 118, which provides guidance for companies to assess and complete the accounting for the tax effects of the TCJA under ASC 740 and permits the recording of the provisional amounts related to the impact of the TCJA during a measurement period which is not to extend beyond one year from the TCJA enactment date. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a Company's accounting for certain income tax effects of the TCJA is incomplete but if it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the tax laws that were in effect immediately before the enactment of the TCJA.
As of December 31, 2017, the Company has completed its analysis of the reduction of U.S. federal corporate tax rate to 21 percent, effective January 1, 2018. Consequently, the Company has recorded a decrease to its federal and state deferred tax assets of $21.0 million, with a corresponding net adjustment to the Company's valuation allowance of $21.0 million for the fiscal year ended December 31, 2017.
As of December 31, 2017, the Company has not completed its analysis of the GILTI which creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs’ U.S. shareholder. Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the TCJA and the application of ASC 740. Therefore, the Company has not made a policy decision regarding whether to record deferred taxes on GILTI and has not made any adjustments related to potential GILTI tax in the Company's financial statements.

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
The following table represents the Company's revenue based on the billing address of the respective channel partners:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Americas	$96,446	$102,458	$97,811
Europe, Middle East and Africa	43,925	49,681	40,876
Asia Pacific	12,528	17,686	12,972
Total revenues	$152,899	$169,825	$151,659
     Included within the Americas in the above table is revenue from sales in the United States of $89.7 million, $94.7 million and $93.7 million during the fiscal years ended December 31, 2017, 2016 and 2015, respectively. Aside from the United States, no country comprised 10% or more of the Company's total revenue for each of the fiscal years ended December 31, 2017, 2016 and 2015.
The following table summarizes the property and equipment, net by location:

	As of December 31,
	2017	2016
	(in thousands)
United States	$5,323	$7,685
People's Republic of China	875	1,096
United Kingdom	183	227
Total property and equipment, net	$6,381	$9,008

11. SUBSEQUENT EVENTS
In January 2018, the Company authorized an increase of approximately 2.7 million shares of common stock reserved for issuance under the 2014 Equity Incentive Plan and an increase of 0.5 million shares of common stock reserved for issuance under the 2014 Employee Stock Purchase Plan. The Company’s board of directors approved the increases pursuant to the “evergreen” provisions of the respective plans.

On January 19, 2018, January 25, 2018, and January 30, 2018, respectively, three purported class actions were filed in the United States District Court for the Northern District of California against the Company and two of its officers. The actions are McGovney v. Aerohive Networks, Inc., et al., Case No. 5:18-cv-00435, Beyerbach v. Aerohive Networks, Inc., et al., Case No. 3:18-cv-0544 and Panjabi v. Aerohive Networks, Inc., et al., Case No. 5:18-cv-00656. The complaints allege that the defendants made false and misleading statements, in particular regarding the Company’s financial outlook for the fourth quarter of 2017. The complaints assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 (the "Exchange Act claims") on behalf of those who purchased the Company’s common stock between November 1, 2017 and January 16, 2018, inclusive. The complaints seek monetary damages in an unspecified amount.

12. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA
The following table sets forth the Company’s consolidated statements of operations data for the eight quarters ended December 31, 2017. The Company prepared this unaudited quarterly information on the same basis as the Company’s audited consolidated financial statements and, in management's opinion, the following includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data.

	Three Months Ended
	Dec 31, 2017	Sept 30, 2017	June 30, 2017	March 31, 2017	Dec 31, 2016	Sept 30, 2016	June 30, 2016	March 31, 2016
	(In thousands)
Revenue:
Product	$26,173	$26,750	$32,046	$26,870	$32,887	$31,691	$39,536	$32,456
Subscription and support	11,007	10,318	10,254	9,481	8,810	8,678	8,095	7,672
Total revenue	37,180	37,068	42,300	36,351	41,697	40,369	47,631	40,128
Cost of revenue:
Product	8,577	9,408	10,616	8,736	10,309	10,070	12,413	10,439
Subscription and support	3,320	3,244	3,153	3,176	3,018	3,095	3,050	2,903
Total cost of revenue	11,897	12,652	13,769	11,912	13,327	13,165	15,463	13,342
Gross profit	25,283	24,416	28,531	24,439	28,370	27,204	32,168	26,786
Operating expenses:
Research and development	8,386	9,260	9,222	9,550	10,047	10,685	10,562	10,210
Sales and marketing	14,518	15,948	17,420	17,439	18,961	19,647	21,322	21,068
General and administrative	5,608	5,700	5,489	6,297	6,704	6,515	7,725	7,895
Operating loss	(3,229)	(6,492)	(3,600)	(8,847)	(7,342)	(9,643)	(7,441)	(12,387)
Interest income	236	180	164	140	123	109	117	119
Interest expense	(155)	(135)	(147)	(130)	(123)	(115)	(110)	(126)
Other income (expense), net	(40)	(90)	(93)	(85)	49	22	90	16
Loss before income taxes	(3,188)	(6,537)	(3,676)	(8,922)	(7,293)	(9,627)	(7,344)	(12,378)
Provision for (benefit from) income taxes	234	75	197	97	(29)	85	68	145
Net loss	$(3,422)	$(6,612)	$(3,873)	$(9,019)	$(7,264)	$(9,712)	$(7,412)	$(12,523)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

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

3.	Exhibits

Exhibit No.	Exhibit

3.1	Eighth Amended and Restated Certificate of Incorporation of the Company, as amended, as currently in effect.
3.2	Amended and Restated Bylaws of the Company.
4.7	Specimen common stock certificate of the Company.
10.1+	Form of Indemnification Agreement between the Company and each of its directors and executive officers.
10.2+	2006 Global Share Plan, as amended, effective April 1, 2017.
10.3+	2014 Equity Incentive Plan, as amended, effective April 1, 2017.
10.4+	2014 Employee Stock Purchase Plan, as amended May 27, 2015 and form of agreement thereunder.
10.5+	Offer Letter, dated January 16, 2007, by and between the Company and David K. Flynn.
10.6+	Offer Letter, effective December 11, 2012, by and between the Company and Steve Debenham.
10.7+	Offer Letter dated August 27, 2015 by and between the Company and John Ritchie.
10.8+	Form of Separation and Change in Control Severance Agreement, entered into by and between the Company and certain executive officers.
10.9+	Form of Amendment to Separation and Change in Control Agreement, entered into by and between the Company and certain executive officers.
10.10+	Separation and Change in Control Severance Agreement, effective as of October 1, 2013, by and between the Company and David K. Flynn.
10.11+	Separation and Change in Control Severance Agreement, effective as of October 1, 2013, by and between the Company and Steve Debenham.
10.12+	Form of Separation and Change in Control Severance Agreement, entered into by and between the Company and certain of its senior officers.
10.13+	Separation and Change in Control Severance Agreement, effective as of August 31, 2015, by and between the Company and John Ritchie.
10.14	Premises Lease Contract, effective October 1, 2013, by and between CECEP Industry Development C.I.C., Ltd. and Aerohive Networks (Hangzhou) Co., Ltd.
10.15
Lease of First Floor Offices, South Block, West Block and Lower Ground Offices, South Blick, The Courtyard, 16-18 West Street, Farnham, Surrey, GU9 7DR, dated September 21, 2017, by and between Ecclesiastical Insurance Office PLC and Aerohive Networks Europe Limited.

10.16	Amended and Restated Loan and Security Agreement, dated as of February 18, 2016, by and between the Company and Silicon Valley Bank.
10.17	First Amendment dated as of March 21, 2017, to Amended and Restated Loan and Security Agreement, dated as of February 18, 2016, by and between the Company and Silicon Valley Bank.
10.18	Second Amendment, to Amended and Restated Loan and Security Agreement, dated August 22, 2017, by and between the Company and Silicon Valley Bank.
10.19+	Executive Incentive Compensation Plan.
10.20+	Outside Director Compensation Policy (Amended as of May 10, 2016).
10.21+	Form of Stock Option Agreement.
10.22+	Form of Restricted Stock Unit Agreement.
10.23+	Form of Performance-Based Stock Option Agreement.
10.24+	Form of Performance-Based Restricted Stock Unit Agreement.
10.25	Sublease Agreement, dated February 3, 2016, by and between Bayer Healthcare LLC and Aerohive Networks, Inc.
10.1	Offer Letter dated November 16, 2015 by and between the Company and Alan Amrod
21.1	List of subsidiaries of the Company.
23.1	Consent of Deloitte and Touche LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page to the 10-K).
31.1^	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2^	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February 2018.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David K. Flynn	President, Chief Executive Officer and Chair of the Board (Principal Executive Officer)	February 23, 2018
David K. Flynn

/s/ John Ritchie	Chief Financial Officer (Principal Accounting and Financial Officer)	February 23, 2018
John Ritchie

/s/ Remo Canessa	Director	February 23, 2018
Remo Canessa

/s/ Curt Garner	Director	February 23, 2018
Curt Garner

/s/ Changming Liu	Director	February 23, 2018
Changming Liu

/s/ Frank J. Marshall	Director	February 23, 2018
Frank J. Marshall

/s/ John Gordon Payne	Director	February 23, 2018
John Gordon Payne

/s/ Conway 'Todd' Rulon-Miller	Director	February 23, 2018
Conway 'Todd' Rulon-Miller

/s/ Christopher J. Schaepe	Director	February 23, 2018
Christopher J. Schaepe