Form 10-Q
period 2018-03-31
AEROHIVE NETWORKS, INC
filed 2018-05-02
CIK 1372414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018.

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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨ ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.001, outstanding as of April 27, 2018 was 54,629,170.

The Aerohive Networks design logo and the marks “Aerohive®,” “HiveManager®,” “HiveOS®,” "Aerohive NetworksTM, "Aerohive Atom AP30TM,” “Aerohive ConnectTM,” “HiveManager ConnectTM,” “Aerohive SelectTM,” and “HiveCare SelectTM” are the property of Aerohive Networks, Inc. All Rights Reserved. This Quarterly Report on Form 10-Q contains additional trade names, trademarks and service marks of other companies.

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AEROHIVE NETWORKS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
ASSETS		(As Adjusted)*
CURRENT ASSETS:
Cash and cash equivalents	$21,484	$27,249
Short-term investments	56,388	57,675
Accounts receivable, net of allowance for doubtful accounts of $120 and $127 as of March 31, 2018 and December 31, 2017, respectively	19,474	17,662
Inventories	13,558	13,495
Prepaid expenses and other current assets	6,205	6,396
Total current assets	117,109	122,477
Property and equipment, net	6,988	6,381
Goodwill	513	513
Other assets	5,009	4,900
Total assets	$129,619	$134,271
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,020	$11,946
Accrued liabilities	7,811	8,602
Debt, current	20,000	—
Deferred revenue, current	33,885	33,279
Total current liabilities	73,716	53,827
Debt, non-current	—	20,000
Deferred revenue, non-current	33,993	33,761
Other liabilities	1,734	1,769
Total liabilities	109,443	109,357
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share - 25,000,000 shares authorized as of March 31, 2018 and December 31, 2017; no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, par value of $0.001 per share - 500,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 54,625,924 and 54,171,498 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	55	55
Additional paid–in capital	281,146	278,528
Treasury stock - 1,361,243 shares as of March 31, 2018 and December 31, 2017, respectively	(6,216)	(6,216)
Accumulated other comprehensive loss	(69)	(30)
Accumulated deficit	(254,740)	(247,423)
Total stockholders’ equity	20,176	24,914
Total liabilities and stockholders’ equity	$129,619	$134,271
See notes to condensed consolidated financial statements.
* The Company has adjusted certain amounts for the retrospective change in accounting policy for revenue recognition.
(See Note 1)

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue:		(As Adjusted)*
Product	$25,066	$26,967
Subscription and support	10,701	9,362
Total revenue	35,767	36,329
Cost of revenue (1):
Product	8,671	8,815
Subscription and support	3,404	3,176
Total cost of revenue	12,075	11,991
Gross profit	23,692	24,338
Operating expenses:
Research and development (1)	9,279	9,550
Sales and marketing (1)	15,670	17,437
General and administrative (1)	5,954	6,297
Total operating expenses	30,903	33,284
Operating loss	(7,211)	(8,946)
Interest income	289	140
Interest expense	(164)	(130)
Other expense, net	(173)	(85)
Loss before income taxes	(7,259)	(9,021)
Provision for income taxes	58	97
Net loss	$(7,317)	$(9,118)
Net loss per share, basic and diluted	$(0.13)	$(0.17)
Weighted-average shares used in computing net loss per share, basic and diluted	54,332,767	52,439,039

(1) Includes stock-based compensation as follows:
Cost of revenue	$246	$271
Research and development	1,046	688
Sales and marketing	997	1,294
General and administrative	1,382	1,300
Total stock-based compensation	$3,671	$3,553
See notes to condensed consolidated financial statements.
* The Company has adjusted certain amounts for the retrospective change in accounting policy for revenue recognition
(See Note 1).

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
		(As Adjusted)*
Net loss	$(7,317)	$(9,118)
Unrealized loss on available-for-sale investments, net of tax	(39)	(6)
Comprehensive loss	$(7,356)	$(9,124)

See notes to condensed consolidated financial statements.
* The Company has adjusted certain amounts have been adjusted for the retrospective change in accounting policy for revenue recognition (See Note 1).

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities		(As Adjusted)*
Net loss	$(7,317)	$(9,118)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	708	842
Stock-based compensation	3,671	3,553
Other	(116)	(15)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,812)	4,562
Inventories	(63)	961
Prepaid expenses and other current assets	191	(562)
Other assets	(109)	(57)
Accounts payable	(56)	(885)
Accrued liabilities	(792)	144
Other liabilities	12	(6)
Deferred revenue	838	(975)
Net cash used in operating activities	(4,845)	(1,556)
Cash flows from investing activities
Purchases of property and equipment	(1,185)	(223)
Maturities of short-term investments	22,950	4,200
Purchases of short-term investments	(21,587)	(7,709)
Net cash provided by (used in) investing activities	178	(3,732)
Cash flows from financing activities
Proceeds from employee stock option exercises and employee stock purchase plan	28	218
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(1,080)	(326)
Payment on capital lease obligations	(46)	(43)
Net cash used in financing activities	(1,098)	(151)
Net decrease in cash and cash equivalents	(5,765)	(5,439)
Cash and cash equivalents at beginning of period	27,249	34,346
Cash and cash equivalents at end of period	$21,484	$28,907
Supplemental disclosure of cash flow information
Income taxes paid	$36	$99
Interest paid	$168	$126
Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment purchases	$196	$22
See notes to condensed consolidated financial statements.
* The Company has adjusted certain amounts for the retrospective change in accounting policy for revenue recognition.
(See Note 1).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Aerohive Networks, Inc. was incorporated in Delaware on March 15, 2006, and, together with its subsidiaries (the "Company"), has designed and developed a leading cloud and enterprise Wi-Fi solution that enables the Company's customers to use the power of the Wi-Fi, cloud, analytics and applications to transform how they serve their customers. The Company's products include Wi-Fi access points, access switches and SD-WAN capable routers required to build an edge-access network; a cloud-based services platform for centralized management; data collection and analytics; and applications that leverage the network to provide additional capabilities to the business and IT organizations. Together, these products, service platforms and applications create a simple, scalable, and secure solution to deliver a better-connected experience.
The Company has offices in North America, Europe and Asia Pacific and employs staff around the world.
Basis of Presentation and Consolidation
The Company prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles in the United States (GAAP), which includes the accounts of Aerohive Networks, Inc. and its wholly owned subsidiaries. The Company has eliminated all intercompany accounts and transactions in consolidation.
Use of Estimates
When preparing the accompanying consolidated financial statements in conformity with GAAP, management makes estimates and assumptions that affect the amounts the Company reports in the consolidated financial statements and accompanying notes. Those estimates and assumptions include, among others, the determination of standalone selling price (SSP) of product, software and related support and subscriptions, determination of fair value of stock-based awards, inventory valuation, accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions, allowance for sales reserves, allowance for rebate reserves, allowance for doubtful accounts, and warranty costs. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As the Company cannot determine future events and their effects with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the consolidated financial statements.
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
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from contracts with customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and most industry-specific guidance. This standard requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 deferring the effective date of this standard by one year to December 15, 2017. In the first quarter of 2018, the Company adopted ASC 606, using the full retrospective method, which required the Company to restate its historical financial information to be consistent with the standard. The most significant impact of the standard related to the way the Company accounts for arrangements with its stocking distributors. The Company previously deferred the recognition of revenue and the cost of revenue from sales to these stocking distributors until the stocking distributors had sold the products to their customers (known as “sell-through” revenue recognition). Under the new standard, the Company recognizes all revenue and related cost of revenue on sales to stocking distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), rather than deferring recognition until the stocking distributors report that they have sold the products to their customers, provided that all other revenue recognition criteria have been met. The Company also attributes the impact to its revenue and deferred revenue balance to the removal of the limitation on contingent revenue, which accelerates revenue recognition for certain contracts. Further, the adoption of this standard also resulted in differences in the timing of recognition of contract costs, such as sales commissions.
The Company has finalized the adoption of the standard and product revenue was $113.1 million and $134.6 million for fiscal years ended December 31, 2017 and 2016, respectively, and subscription and support revenue was $40.4 million and $33.3 million for fiscal years ended December 31, 2017 and 2016, respectively. The adoption of the standard resulted in a decrease in total deferred revenue of $3.3 million as of December 31, 2017, driven by the Company's recognition in the period of revenue related to stocking distributors upon shipment and also the removal of the limitation on contingent revenue accelerating revenue recognition for certain contracts. The adoption of the standard resulted in a decrease of $0.3 million in capitalized contract costs as of December 31, 2017. The adoption of this standard did not have a significant impact on the revenue or the related costs and sales commission for the three months ended March 31, 2017. In addition, the adoption of the standard had no significant impact on the provision for income taxes and the net cash provided by (used in) operating, investing, or financing on the Company's consolidated statements of cash flows.
ASC 606 Adoption Impact to Previously Reported Results
The following tables present the impacts to reported results from the Company's adoption of the standard on the Company's condensed consolidated balance sheets and condensed consolidated statements of operations.

Consolidated Balance Sheet (in thousands)

	As of December 31, 2017

	As Reported	Impact of Adoption	As Adjusted

Prepaid expenses and other current assets	$6,513	$(117)	$6,396
Total current assets	122,594	(117)	122,477
Other assets	5,124	(224)	4,900
Total assets	134,612	(341)	134,271
Deferred revenue, current	34,281	(1,002)	33,279
Total current liabilities	54,829	(1,002)	53,827
Deferred revenue, non-current	36,083	(2,322)	33,761
Total liabilities	112,681	(3,324)	109,357
Accumulated deficit	(250,406)	2,983	(247,423)
Total stockholders' equity	21,931	2,983	24,914
Total liabilities and stockholders' equity	$134,612	$(341)	$134,271

Consolidated Statements of Operations (in thousands, except per share amounts)

	Three Months Ended March 31, 2017
	As Reported	Impact of Adoption	As Adjusted

Product revenue	$26,870	$97	$26,967
Subscription and support	9,481	(119)	9,362
Total Revenue	36,351	(22)	36,329
Cost of revenue - Product	8,736	79	8,815
Total cost of revenue	11,912	79	11,991
Gross profit	24,439	(101)	24,338
Sales and marketing	17,439	(2)	17,437
Total operating expenses	33,286	(2)	33,284
Operating loss	(8,847)	(99)	(8,946)
Net loss	$(9,019)	$(99)	$(9,118)
Net loss per share, basic and diluted	$(0.17)	$—	$(0.17)

Effect on certain items in the Statement of Cash Flows (operating activities, in thousands)

	Three Months Ended March 31, 2017
	As Reported	Impact of Adoption	As Adjusted
Cash flows from operating activities:
Net loss:	$(9,019)	$(99)	$(9,118)
Adjustments to reconcile net loss to net cash provided by operating activities:
Prepaid expenses and other current assets	(638)	76	(562)
Other assets	(58)	1	(57)
Deferred revenue	(997)	22	(975)

Revenues by geographic location, based on the billing address of the respective channel partner’s bill-to location, which reflect the adoption of ASC 606, are as follows: (in thousands)

	Three Months Ended March 31, 2017
	As Reported	Impact of Adoption	As Adjusted

Americas	$23,918	$(22)	$23,896
Europe, Middle East and Africa	9,832	—	9,832
Asia Pacific	2,601	—	2,601
Total revenues	$36,351	$(22)	$36,329

Under ASC 606, the Company recognizes revenue as of the time of transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to from those goods or services. As shown on the condensed consolidated statement of operations, the Company derives revenue from two sources: (i) product, which includes hardware and software revenue, and (ii) subscription and support, which includes post-contract customer support (PCS) and software delivered as a service (SaaS).
Beginning with its first quarter, fiscal year 2018, the Company follows the following five-step approach in recognizing revenue:

•
Identification of the contract, or contracts, with a customer - A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which the Company bases on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

•
Identification of the performance obligations in the contract - The Company identifies performance obligations promised in a contract based on the goods or services that the Company will transfer to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or services either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company applies judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract.

•	Determination of the transaction price - The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer.

•
Allocation of the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the Company allocates the entire transaction price to the single performance obligation. The Company allocates the transaction price of contracts that contain multiple performance obligations to each performance obligation based on a relative SSP. The Company determines SSP based on the price at which the performance obligation is sold separately. If the Company cannot observe SSP through past transactions, the Company estimates the SSP by taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

•
Recognition of revenue when, or as, we satisfy a performance obligation - The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. The Company recognizes revenue at the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

Revenue Recognition
The Company’s product revenue consists of sales to distributors, and value-added resellers, or VARs and an OEM partner. The Company considers purchase orders such distributors, VARs and OEM partner issue to the Company, which are in some cases governed by master sales agreements, to be the Company's contracts with such customers, as such documents provide enforceable rights and obligations between the Company and distributor, VAR or OEM partner. As part of its consideration of the contract, the Company evaluates certain factors including the customer’s ability to pay (or credit risk). For each contract, the Company considers the promise to transfer goods or services to be the identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. The Company allocates the transaction price to each distinct performance obligation based on its respective and relative standalone selling price. The Company recognizes revenue when control of the product or service is transferred to the customer (i.e., when the Company has met its performance obligation is satisfied). Further, in determining whether control has transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer.
The Company makes sales of products to most distributors under terms allowing certain price adjustments and limited rights of return (known as “stock rotation”) of the Company’s products held in their inventory. The Company recognizes revenue from sales to distributors upon the transfer of control of the product to the distributor. Frequently, distributors need to sell product at a discounted price lower than the standard distribution price in order to win business. After the Company verifies that the distributor had obtained the Company's pre-approval for the discount claim, the Company may issue a credit memo to the distributor representing a rebate of the amount of the discount. In determining the transaction price, the Company considers these price adjustments to be variable consideration. The Company estimates such price adjustments using the expected-value method based on an analysis of actual credit claims and at the distributor level, over a period of time the Company considers adequate to account for current pricing and business trends. Historically, actual price adjustments relative to those the Company estimates and includes when determining the transaction price have not materially differed. Stock rotation rights provide distributor with the ability to return certain specified amounts of inventory. Stock rotation adjustments are an additional form of variable consideration which the Company also estimates using the expected-value method based on historical return rates. Historically, distributor stock rotation adjustments have not been material.

The Company makes sales to certain distributors, VARs and its OEM partner under terms that do not include rights of return or price concessions after the product is shipped. Accordingly, upon application of steps one through five above, the Company recognizes product revenue is recognized upon shipment and transfer of control.

The Company generally provides a limited lifetime warranty that its products will substantially conform to the published specifications. The Company limits its liability to either a credit equal to the purchase price or replacement of the defective part. The Company does not consider activities related to such warranty a separate performance obligation.

Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 90 days. In instances where the timing of the Company's revenue recognition differs from the timing of its invoicing, the Company has determined that its contracts generally do not include a significant financing component.

The Company records accounts receivable at the invoiced amount, net of an allowance for doubtful accounts. The Company recognizes a receivable in the period the Company deliver goods or provide services or when its right to consideration is unconditional.

Significant Judgments

The Company's contracts with customers often include promises to transfer multiple products and services to a customer. The Company may exercise significant judgment when determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together. The Company may also exercise judgment to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the hardware and recognized upon transfer of control.

The Company may further require judgment to determine the SSP for each distinct performance obligation. The Company determines SSP for the purposes of allocating the arrangement, primarily based on historical transaction pricing. The Company segregates historical transactions based on its pricing model and go-to-market strategy, which includes factors such as type of sales channel (VAR, OEM or distributor), the geographies in which the Company sells its products and services (domestic or international) and offering type (product series, software subscriptions and level of support for PCS).

Disaggregation of Revenue

Product Revenue - The Company’s product revenue consists of revenue from the sale of the Company’s hardware products, which each contain embedded software related to the Company's proprietary operating system that is not considered to be distinct in the context of the contract, HiveOS. Therefore, the Company considers its hardware appliances together with related embedded HiveOS software (collectively, “the hardware”) as a single performance obligation. The Company transfers these items to the customer concurrently. The Company recognizes hardware revenue upon transfer of control to its customers, which occurs upon shipment. The Company’s product revenue includes the sales of software licenses of HiveManager, a license-based unified networking management system, which consists of the purchase of a perpetual license of the HiveManager software. The Company generally recognizes revenue from its software licenses upon transfer of control to its customers.

Subscription and Support Revenue - The Company’s subscription and support revenue consists of revenue from SaaS and PCS arrangements. SaaS arrangements with customers do not provide the right to take possession of the software at any time during the hosting period and have a defined contract term. PCS arrangements include software updates, access to technical support personnel, and expedited replacement of defective hardware products. Each of the promised services is distinct in the context of the contract as the services are not inputs to a combined output for which the Company provides any significant integration service, the provision of each service does not significantly modify or customize the other, and the Company could provide each service independently of the other. Though the Company has identified that each of the performance obligations are distinct, as each of the performance obligations represents a series of distinct services that have the same pattern of transfer (stand ready obligations) and the same measure of progress of transfer (days of service) the Company will account for the all series as a single performance obligation. The Company recognizes revenue from SaaS and PCS arrangements on a straight-line basis over the service contract term, which is typically one, three or five years. The contract term typically commences upon transfer of control of the corresponding products to our customer.

See the condensed consolidated statement of operations for the Company's product revenue and subscription and support revenue amounts for the three months ended March 31, 2018 and 2017, respectively.
Costs to Obtain and Fulfill a Contract

The Company capitalizes certain contract acquisition costs consisting primarily of commissions paid and the related payroll taxes when customer contracts are signed. The Company capitalizes commission expenses earned by sales personnel and the related payroll taxes that are incremental to obtaining customer contracts. The Company amortizes deferred sales commission amounts based on the expected future revenue streams under the customer contracts. The Company includes amortization of deferred sales commissions in sales and marketing expense in the accompanying consolidated statements of operations. The Company classifies deferred commissions as current or non-current based on the timing of when the Company expects to recognize the expense. The Company periodically reviews these costs for impairment.

The Company records deferred revenue when it invoices the customer, collection is probable, and the associated revenue has not yet been earned. The current portion of deferred revenue represents the amounts the Company expects to be recognized as revenue within one year of the condensed consolidated balance sheet date. See Note 3, Consolidated Balance Sheet Components, for the changes in the deferred revenue and deferred commissions during the three months ended March 31, 2018 and 2017, respectively.
Contracted-but-not-recognized revenue

The Company's contracted but not invoiced performance obligations do not include the option for its customers to cancel. The Company's revenue allocated to remaining performance obligations represents contracted revenue that the Company has not yet recognized (“contracted not recognized”), which includes deferred revenue and non-cancelable amounts that the Company will invoice and recognize as revenue in future periods. Contracted-but-not-recognized revenue was $72.3 million as of March 31, 2018, of which the Company expects to recognize approximately 53% of the revenue over the next 12 months and the remainder thereafter.
Other Recently Adopted Accounting Pronouncements
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments, to clarify certain aspects of ASU No. 2016-01. We adopted these standards effective January 1, 2018. The Company's adoption of these standards did not have a material impact on the Company's financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which provides guidance to decrease the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-15 in the first quarter of 2018. The Company's adoption of this standard did not have a material impact on the Company's financial statements.

Recent Accounting Pronouncements
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash equivalents in money market funds. The Company maintains short-term investments in U.S. treasuries, corporate securities, and commercial paper.
The Company sells its products primarily to channel partners, which include value-added resellers, or VARs, distributors, Managed Service Providers, or MSPs, and Original Equipment Manufacturers, or OEMs. The Company’s accounts receivable are typically unsecured and are derived from revenue earned from customers located in the Americas, Europe, the Middle East and Africa, and Asia Pacific. The Company performs ongoing credit evaluations to determine customer credit, but generally does not require collateral from its customers. The Company maintains reserves for estimated credit losses and these losses have historically been within management’s expectations.
The Company has entered into separate agreements with certain individual distributors that are part of a consolidated group of entities which collectively constitutes greater than 10% of the Company’s total revenue or gross accounts receivable balance for certain periods, as presented in the tables below.
The percentages of revenue from a consolidated group of entities (Distributor A and Distributor B) greater than 10% of total consolidated revenue were as follows:

	Three Months Ended March 31,
	2018	2017
		(As Adjusted)
Distributor A	17.2%	15.1%
Distributor B	35.1%	19.6%

The percentages of receivables from Distributor A and Distributor B greater than 10% of total consolidated accounts receivable were as follows:

	March 31,	December 31,
	2018	2017
Distributor A	22.9%	27.9%
Distributor B	32.0%	29.4%

2. FAIR VALUE MEASUREMENTS
The Company records its financial assets and liabilities at fair value. The Company categorizes these assets and liabilities based upon the level of judgment associated with inputs the Company uses to measure the fair value. The categories are as follows:

Level 1	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.
Level 2	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3	Unobservable inputs are used when little or no market data is available.
The Company classified its cash equivalents and short-term marketable investments within Level 1 and Level 2 in the fair value hierarchy as of March 31, 2018 and December 31, 2017, respectively. Level 1 assets include highly liquid money market funds that the Company includes in cash equivalents. The Company classifies these instruments within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. Level 2 assets include U.S. treasuries, corporate securities, agency securities and commercial paper. The Company classifies these instruments within Level 2 of the fair value hierarchy because they are valued based on pricing obtained from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model driven valuations using observable market date or inputs corroborated by observable market data. The Company classifies these instruments as short-term investments unless their maturities are three months or less when purchased, in which case the Company includes them in cash and cash equivalents. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency, which the Company obtains from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets.
The components of the Company’s Level 1 and Level 2 assets are as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cash equivalents	Short-term investments
	(in thousands)
Level 1:
Money market funds	6,937	—	6,937	6,937	—
	$6,937	$—	$6,937	$6,937	$—
Level 2:
U.S. treasuries	9,411	(13)	9,398	—	9,398
Corporate securities	19,911	(56)	19,855	—	19,855
Commercial paper	29,133	—	29,133	1,998	27,135
	$58,455	$(69)	$58,386	$1,998	$56,388
Total	$65,392	$(69)	$65,323	$8,935	$56,388

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cash equivalents	Short-term investments
	(in thousands)
Level 1:
Money market funds	7,538	—	7,538	7,538	—
	$7,538	$—	$7,538	$7,538	$—
Level 2:
U.S. treasuries	9,480	(3)	9,477	—	9,477
Corporate securities	15,293	(27)	15,266	—	15,266
Commercial paper	32,932	—	32,932	—	32,932
	$57,705	$(30)	$57,675	$—	$57,675
Total	$65,243	$(30)	$65,213	$7,538	$57,675

All short-term investments the Company held as of March 31, 2018 and December 31, 2017 contractually mature within one year from these respective dates.
Unrealized gains and losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, the Company does not intend to sell, and it is not more likely than not that the Company would be required to sell, these investments before recovery of their cost basis. As a result, there was no other-than-temporary impairment for these investments as of March 31, 2018 and December 31, 2017.
3. CONSOLIDATED BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2018	2017
		(As Adjusted)
	(in thousands)
Deferred sales commissions, current portion	$3,100	$3,072
Prepaid expenses	2,543	2,543
Other	562	781
Total prepaid expenses and other current assets	$6,205	$6,396
Property and Equipment, net
Property and equipment, net consists of the following:

		March 31,	December 31,
	Estimated Useful Lives	2018	2017
		(in thousands)
Computer and other equipment	3 years	$1,714	$1,713
Manufacturing, research and development laboratory equipment	3 years	4,888	4,630
Software	2 to 5 years	9,230	8,182
Office furniture and equipment	3 to 7 years	2,061	2,061
Leasehold improvements	shorter of useful life or lease term	1,025	1,017
Property and equipment, gross		18,918	17,603
Less: Accumulated depreciation and amortization		(11,930)	(11,222)
Property and equipment, net		$6,988	$6,381
The software category includes the capitalized software for the Company's cloud service platform. The Company amortizes these capitalized costs to cost of subscription and support revenue on a straight-line basis over an estimated useful life of the software of five years.
Depreciation and amortization expense was $0.7 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.
Office furniture and equipment classified under capital lease was $1.2 million at March 31, 2018 and December 31, 2017 respectively, and the related accumulated depreciation was $0.5 million and $0.4 million at March 31, 2018 and December 31, 2017, respectively.
Other assets
Other assets consist of the following:

	March 31,	December 31,
	2018	2017
		(As Adjusted)
	(in thousands)
Deferred sales commissions, non-current portion	$2,985	$2,947
Investment in privately held company	1,500	1,500
Other	524	453
Total other assets	$5,009	$4,900

Deferred Commission
The current portion of deferred commission represents the amounts that the Company expects to be recognized as commission expense within one year of the consolidated balance sheet date. Significant changes in the balance of total deferred commission (contract asset) during the three months ended March 31, 2018 and March 31, 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
		(As Adjusted)
	(in thousands)
Beginning balance	$6,019	$5,766
Recognized	(3,018)	(3,224)
Additions	3,084	3,416
Ending balance	$6,085	$5,958
Current portion	$3,100	$2,928
Non-current portion	$2,985	$3,030

Of the $6.1 million total deferred commission balance as of March 31, 2018, the Company expects to recognize approximately 51% as commission expense over the next 12 months and the remainder thereafter.
In January 2016, the Company paid $1.5 million in cash to purchase a convertible note issued by a privately held company, which provides Wi-Fi application and analytics. In June 2017, the convertible note and accrued interest on the note converted into shares of preferred stock of the privately held company and the note was canceled. The accrued interest on the note was immaterial. The Company currently has no significant voting rights, investor rights or influence over the privately held company. Since the investment has no readily determinable market value, the Company elected the measurement alternative. As of March 31, 2018, the Company carried the investment at the value of original principal and the Company reviews such carried value quarterly for indicators of fair value changes when there are observable prices less any potential impairment. The Company did not recognize a change in value or impairment for the three months ended March 31, 2018 and 2017, as there were no identified events or changes in circumstances that might have a significant impact on the carrying value. The Company has classified the investment as other assets on the condensed consolidated balance sheet.
Accrued Liabilities
Accrued liabilities consist of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Accrued compensation	$6,691	$6,971
Accrued expenses and other liabilities	903	1,385
Warranty liability, current portion	217	246
Total accrued liabilities	$7,811	$8,602

Deferred Revenue
The current portion of deferred revenue represents the amounts that the Company expects to recognize as revenue within one year of the consolidated balance sheet date. Significant changes in the balance of total deferred revenue (contract liability) during the three months ended March 31, 2018 and March 31, 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
		(As Adjusted)
	(in thousands)
Beginning balance	$67,040	$63,239
Recognized	(10,701)	(9,362)
Additions	11,539	8,387
Ending balance	$67,878	$62,264
Current portion	$33,885	$30,326
Non-current portion	$33,993	$31,938

Of the $67.9 million total deferred revenue balance as of March 31, 2018, the Company expects to recognize approximately 50% as revenue over the next 12 months and the remainder thereafter.
Warranty Liability
The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Beginning balance	$577	$975
Charges to operations	126	121
Obligations fulfilled	(153)	(197)
Changes in existing warranty	(4)	(42)
Total product warranties	$546	$857
Current portion	$217	$516
Non-current portion	$329	$341
Changes in existing warranty reflect a combination of changes in expected warranty claims and changes in the related costs to service such claims.
4. DEBT
Financing Agreements
In June 2012, the Company entered into a revolving credit facility with Silicon Valley Bank (the "Revolving Credit Facility"). The Revolving Credit Facility is collateralized by substantially all of the Company’s property, other than intellectual property. Since January 1, 2016, the Revolving Credit Facility bears interest rate at the lesser of (i) LIBOR rate plus 1.75% or (ii) prime rate minus 1.0%. In March 2017, the Company further amended the Revolving Credit Facility to extend the maturity date by two years and reduce the minimum cash requirements. The weighted-average interest rate of the Revolving Credit Facility was 3.28% and 2.57% for the three months ended March 31, 2018 and 2017, respectively.
The Revolving Credit Facility contains customary negative covenants which, unless waived by the bank, limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets or engage in merger and acquisition activity, including merge or consolidate with a third party. The Revolving Credit Facility also requires the Company to maintain a minimum adjusted quick ratio of 1.25 to 1.00 and a minimum cash balance with the bank as of the last day of each month of $35.0 million and to demonstrate the absence of defined events of default in order to assure full access to the available borrowing. The Revolving Credit Facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults due to inaccuracy of representation and warranties. Upon an event of default, the lender may declare all or a portion of the outstanding obligations payable by the Company to be immediately due and payable and exercise other rights and remedies provided for under the Revolving Credit Facility. During the existence of an event of default, interest on the obligations under the Revolving Credit Facility could be increased by 5.0%. As of March 31, 2018, the Company was in compliance with these covenants.
The Revolving Credit facility currently provides, among other things (i) a maturity date of March 31, 2019; and (ii) a revolving line up to $20.0 million, subject to certain conditions.
As of March 31, 2018, $20.0 million remains outstanding under the Revolving Credit Facility, and the Company classifies this amount as a current liability in the condensed consolidated balance sheet.
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
The Company recognizes rent expense on a straight-line basis over the respective lease period. Future minimum lease payments by year under operating leases as of March 31, 2018 are as follows:

Amount
Year Ending December 31,	(in thousands)
2018 (remaining nine months)	$1,185
2019	1,471
2020	1,103
2021	1,090
2022	999
Thereafter	445
Total	$6,293
Rent expense was $0.5 million for the three months ended March 31, 2018 and 2017.

Capital Lease Obligations
The Company has certain office furniture and equipment that it classifies under capital leases. The terms of the capital leases range from three years to seven years. The interest expense is immaterial in any particular period. Future minimum lease payments by year under capital lease obligations as of March 31, 2018 are as follows:

Amount
Year Ending December 31,	(in thousands)
2018 (remaining nine months)	$141
2019	178
2020	172
2021	170
2022	162
Thereafter	83
Total	$906
Manufacturing Commitments
The Company subcontracts with manufacturing companies to manufacture its hardware products. The contract manufacturers procure components based on non-cancelable orders the Company places with them. If the Company cancels all or part of an order, the Company is liable to the contract manufacturers for the cost of the related components they purchased under such orders.
As of March 31, 2018 and December 31, 2017, the Company had manufacturing commitments with contract manufacturers for inventory totaling approximately $3.9 million and $6.0 million, respectively.
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
The Company is currently engaged in the following separate security litigations:
In January 2018, three purported class actions were filed in the United States District Court for the Northern District of California against the Company and two of its officers.  The actions are McGovney v. Aerohive Networks, Inc., et al., Case No. 5:18-cv-00435, Beyerbach v. Aerohive Networks, Inc., et al., Case No. 5:18-cv-0544 and Panjabi v. Aerohive Networks, Inc., et al., Case No. 5:18-cv-00656.  The complaints allege that the defendants made false and misleading statements, in particular regarding the Company’s financial outlook for the fourth quarter of 2017. The complaints assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 on behalf of those who purchased the Company’s common stock between November 1, 2017 and January 16, 2018, inclusive. The complaints seek monetary damages in an unspecified amount.  On March 20, 2018, three shareholders filed respective motions to consolidate the three cases and to be appointed lead plaintiff for a class.  The Company anticipates that these cases will be consolidated and that a court-appointed lead plaintiff will file a consolidated complaint later this year.
On March 26, 2018, a purported shareholder derivative complaint was filed in the California Superior Court for the County of Santa Clara against the Company’s board of directors and two of its officers.  The action is titled Flores v. Flynn, et.al, Case No. 18CV325517.  The complaint alleges that the same general conduct alleged in the securities class actions also constituted a breach of fiduciary duty, waste of corporate assets, abuse of control, mismanagement, and unjust enrichment.  The complaint seeks monetary damages in an unspecified amount, restitution, and certain changes to the Company’s corporate governance and internal procedures.

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
6. STOCKHOLDERS' EQUITY
Common Stock reserved for Future Issuance
As of March 31, 2018, the Company had the following reserved shares of common stock for future issuance:

March 31,
2018
Common stock reserved for future grant under the 2014 Equity Incentive Plan	11,033,424
Common stock reserved for future purchase under the 2014 Employee Stock Purchase Plan	2,169,988
Options and Restricted Stock Units issued and outstanding	7,559,655
Total reserved shares of common stock for future issuance	20,763,067

Stock Repurchase Program
In February 2016, the Company's board of directors authorized a stock repurchase program of up to $10.0 million, with stock purchases made from time to time in compliance with applicable securities laws in the open market or in privately negotiated transactions. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements and capital availability. The authorization does not require the purchase of any minimum number of shares, and the Company may suspend, modify or discontinue the program at any time without prior notice. In August 2017, the Company's board of directors extended this program to June 30, 2018. In November 2017, the Company's board of directors increased the authorized amount under this program to $20.0 million.
During the three months ended March 31, 2018 and the three months ended March 31, 2017, the Company did not repurchase any shares. As of March 31, 2018, the Company had repurchased under this program 1,361,243 shares of its common stock at a total price $6.2 million with an average purchase price $4.57 per share of our common stock. Approximately $13.8 million remains available to the Company as of March 31, 2018 for repurchases under this program.

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
In January 2018, the Company effected an increase of 2,708,575 shares reserved under the 2014 Plan. As of March 31, 2018, the Company had 11,033,424 total shares of common stock reserved and available for grant under the 2014 Plan.
The following table summarizes the total number of shares available for grant under the 2014 Plan as of March 31, 2018:

Shares Available for Grant

Balance, December 31, 2017	7,997,691
Authorized	2,708,575
Options granted	—
Options canceled	94,449
Awards granted	(304,188)
Awards canceled	536,897
Balance, March 31, 2018	11,033,424
Stock Options
The following table summarizes the information about outstanding stock option activity:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2017	4,247,911	$6.03	5.80	$4,472
Options granted	—	—
Options exercised	(7,125)	1.22
Options canceled	(94,449)	6.43
Balance, March 31, 2018	4,146,337	$6.03	5.54	$2,602
Options exercisable, March 31, 2018	3,607,547	$5.94	5.24	$2,602
There were no options granted during the three months ended March 31, 2018 and 2017.
The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2018 and 2017 was $0.03 million and $0.4 million, respectively. The intrinsic value for each share underlying an option represents the difference between the option exercise price per share and the closing stock price of a share of the Company’s common stock. The total grant-date fair value of the options vested was $0.7 million and $4.8 million, respectively, during the three months ended March 31, 2018 and 2017, respectively.
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

The following is a summary of the Company’s RSU grant activity and related information for the three months ended March 31, 2018:

	Restricted Stock Units Outstanding
	Shares	Weighted-Average Grant-Date Fair Value Per Share

Balance, December 31, 2017	4,089,067	$6.47
Awards granted	304,188	4.30
Awards vested	(699,069)	5.29
Awards canceled	(280,868)	5.45
Balance, March 31, 2018	3,413,318	$5.32

The weighted-average grant-date fair value of RSUs the Company granted during the three months ended March 31, 2018 and 2017 was $4.30 and $5.00 per share, respectively. The aggregate grant-date fair value of RSUs the Company granted during the three months ended March 31, 2018 and 2017 was $3.7 and $4.0 million, respectively. The aggregate fair value of shares vested as of the respective vesting dates during the three months ended March 31, 2018 and 2017 was $1.3 and $2.2 million, respectively.
The number of RSUs vested during a particular period includes shares that the Company withheld during the period on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as determined by the Company. During the three months ended March 31, 2018 and 2017, the Company withheld 256,029 and 70,368 shares of stock, respectively, for an aggregate value of $1.1 million and $0.3 million, respectively. The Company returned such withheld shares to the 2014 Plan, which were then available under the plan terms for future issuance.
In the three months ended March 31, 2017, Company granted 378,644 shares of RSUs as performance-based restricted stock units (PBRSUs) to certain executives pursuant to the 2014 Plan. Each PBRSU represents the right to receive one share of the Company's common stock upon vesting, subject to the Company's achievement of certain performance conditions. 251,037 of these PBRSU awards vested in the three months ended March 2018. The Company did not grant any PBRSUs during the three months ended March 31, 2018.
            The Company granted 358,000 market-based restricted stock units (MBRSUs) to certain executives in June 2017 pursuant to the 2014 Plan. Each MBRSU represents the right to receive one share of the Company's common stock upon vesting subject to the Company's achievement of certain stock price targets. The Company estimated the fair value of the MBRSUs using the Monte Carlo option-pricing model as of the date of grant as the MBRSUs contain both market and service conditions. The weighted-average grant-date fair value of these MBRSUs was $4.18 per share. The Company will record the total expense related to all of the MBRSUs on a graded-vesting method over the estimated term.  36,625 of these MBRSU awards vested in the three months ended March 31, 2018. The Company did not grant any MBRSUs during the three months ended March 31, 2018 and March 31, 2017.
2014 Employee Stock Purchase Plan
The 2014 Employee Stock Purchase Plan ("ESPP") is a ten-year plan, effective in March 2014. The ESPP authorizes the Company to issue shares of common stock pursuant to purchase rights it grants to its employees and those of its designated subsidiaries. In January 2018, the Company effected an increase of 541,715 shares reserved under the ESPP. As of March 31, 2018, the Company had 2,169,988 total shares of common stock reserved and available for issuance under the ESPP.
Under the ESPP, the Company grants stock purchase rights to all eligible employees, currently covering a one-year offering period ending December 1, 2018, with purchase dates at the end of each interim six-month purchase period. Employees purchase shares using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The ESPP currently has a reset provision: If the closing price of the Company’s common stock on the last day of any purchase period during an offering period is lower than the closing sales price on the first day of the related offering period, that offering period will terminate upon the purchase of shares for such purchase period and participants will be automatically re-enrolled in the immediately following offering period. As a result, the reference price for purposes of determining the purchase price of shares for subsequent purchase periods for all participants of the new offering period resets to such lower price. No participant may purchase more than $25,000 worth of common stock in any calendar year, or 5,000 shares of common stock in any six-month purchase period. The Company did not issue any shares under the ESPP during the three months ended March 31, 2018 and March 31, 2017.
Determination of Fair Values
Weighted-average assumptions to value employee stock purchase rights under the Black-Scholes model were as follows:

Three Months Ended March 31,
	2018	2017
ESPP purchase rights:
Expected term (in years)	0.50 - 1.00	0.50 - 1.00
Expected volatility	46% - 48%	34% - 39%
Risk free interest rate	1.45% - 1.62%	0.60% - 0.82%
Stock-based Compensation Expense
The Company recognized total stock-based compensation for stock-based awards in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of revenue	$246	$271
Research and development	1,046	688
Sales and marketing	997	1,294
General and administrative	1,382	1,300
Total stock-based compensation	$3,671	$3,553
The following table presents stock-based compensation expense by award-type:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Stock Options	$541	$883
Restricted Stock Units	2,792	2,270
Employee Stock Purchase Plan	338	400
Total stock-based compensation	$3,671	$3,553
The stock-based compensation expense the Company recorded for restricted stock units for the three months ended March 31, 2018 and 2017 includes the amount of stock-based compensation recorded for PBRSUs of approximately $0.2 million and $0.1 million, respectively and MBRSUs of approximately $0.2 million and $0.01 million, respectively.
As of March 31, 2018, unrecognized stock-based compensation related to outstanding stock options, RSUs, including performance-based and market-based RSUs and ESPP purchase rights, was $1.7 million, $14.3 million and $0.9 million, respectively, which the Company expects to recognize over weighted-average periods of 1.24 years, 1.72 years and 0.67 years, respectively.
8. NET LOSS PER SHARE
The Company calculates basic and diluted net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive.
The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2018	2017
		(As Adjusted)
	(in thousands, except for share and per share data)
Numerator:
Net loss	$(7,317)	$(9,118)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	54,332,767	52,439,039
Net loss per share:
Basic and diluted	$(0.13)	$(0.17)
The Company excluded the following period-end outstanding common stock equivalents from its computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of March 31,
	2018	2017
Shares of common stock issuable under the Equity Incentive Plan	7,559,655	9,465,157
Employee Stock Purchase Plan	456,426	470,217
Total	8,016,081	9,935,374
9. INCOME TAXES
The Company's provision for income taxes was approximately $0.1 million, for the three months ended March 31, 2018 and 2017. The Company's provision for income taxes consisted primarily of state taxes and foreign income taxes.
For the three months ended March 31, 2018 and 2017, the Company's provision for income taxes differed from the statutory amount primarily due to the Company's maintaining a full valuation allowance against the U.S. net deferred tax assets, partially offset by foreign and state taxes.
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
The Company's realization of deferred tax assets depends on future taxable income, the existence and timing of which is uncertain. Based on the Company’s history of losses, management has determined it cannot conclude that it is more likely than not that the deferred tax assets will be realized and, accordingly, management has placed a full valuation allowance against its domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits, as of March 31, 2018 and December 31, 2017, respectively.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one‑time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (6) creating the base erosion anti‑abuse tax (“BEAT”), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
The Company has not completed its accounting assessment for the effects of the Tax Act; however, based on its initial assessment, the Company has determined that the Tax Act did not have a material effect on its consolidated financial statements for the three months ended March 31, 2018.
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
The following table represents the Company's revenue based on the billing address of the respective channel partners:

	Three Months Ended March 31,
	2018	2017
		(As Adjusted)
	(in thousands)
Americas	$20,830	$23,896
Europe, Middle East and Africa	11,900	9,832
Asia Pacific	3,037	2,601
Total revenues	$35,767	$36,329
     The Company has included within Americas in the above table revenue from sales in the United States of $19.0 million and $22.0 million, respectively, for the three months ended March 31, 2018 and 2017. Aside from the United States, no country comprised 10% or more of the Company's total revenue for each of the three months ended March 31, 2018 and 2017, respectively.
Property and equipment, net by location is summarized as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)
United States	$6,366	$5,323
People's Republic of China	512	875
United Kingdom	110	183
Total property and equipment, net	$6,988	$6,381

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
Overview
Our goal is to be a leading independent cloud networking company by simplifying and transforming the connected experience through information, applications and insights. We have designed and developed a leading cloud-managed networking platform that enables enterprises to deploy and manage a mobile-centric network edge. Our platform builds on the foundation of our Wi-Fi and wired network infrastructure. Our platform also connects and stores valuable data about the network and network users that can enable better IT and business applications. Customers around the world, from Fortune 500 businesses to small schools, have chosen our products.
For the three months ended March 31, 2018, our revenue was $35.8 million, a decline of $0.6 million, compared to $36.3 million for the three months ended March 31, 2017. In the three months ended March 31, 2018 and 2017, our net losses were $7.3 million and $9.1 million, respectively.
We primarily conduct business in three geographic regions: (1) Americas, (2) Europe, the Middle East and Africa, or EMEA, and (3) Asia Pacific, or APAC. From a geographic perspective, year-over-year revenue decreased in the three months ended March 31, 2018, compared to the three months ended March 31, 2017 by 12.8% in the Americas, and increased by 21.0% in EMEA and 16.8% in APAC. For the three months ended March 31, 2018, we generated 58.2% of our total revenue from Americas, 33.3% from EMEA and 8.5% from APAC.
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
We operate in the highly competitive wired and wireless network access products market, which is characterized by rapid technological innovation. We will need to continue to innovate in order to achieve market adoption of our products and services. We have continued the expansion of our product portfolio with the release of new Wi-Fi access points, access switches, SD-WAN routers and management software to allow us to deliver a unified wired and wireless network edge.
In the wireless market, we have seen almost all customer demand shift to the 802.11ac standard, which uses new radio hardware to deliver substantially higher wireless performance. In 2016, we continued the push towards higher performance with the release of our 802.11ac "wave2" access points. We also continue to develop new functionality in our product offerings to take advantage of the changes to industry standards, including continued evolution of "Wave 2" and we plan to release products based on the emerging 802.11ax standard this summer.
We believe we have a unique market opportunity based on our ability to deliver unified Wi-Fi, switch and SD-WAN router solutions operating on a single, unified management platform, with subscription-based SaaS solutions and data analytics, at a low entry and operating cost, and the ability to tailor and expand based on each user's needs. We have developed a cloud-based services platform to provide network management and support additional value-added applications. HiveManager (which we formerly called HiveManager NG), the newest version of our network management application, HiveManager Classic, provides a single management interface that customers use to configure network policies, monitor and troubleshoot performance, manage access and security, and run reports on network operations. We will continue to sell and support the legacy version of HiveManager Classic. However, our focus is to continue to transition our business to HiveManager and make our cloud-services platform and applications available to customers in either a subscription-based public cloud or on-premises private cloud deployment. We announced in January 2017, HiveManager Connect, a simplified version of HiveManager included as a part of our new Aerohive Connect product line. Under the Aerohive Connect program, customers may purchase a less complex, connectivity-oriented solution at attractive entry-point pricing. Aerohive Connect customers can expand their Connect deployment, as needed, and can add subscriptions or licenses to upgrade to our full-featured Select offering and premium support services. Our Aerohive Connect and Select offerings are available across our entire portfolio of access points and switches. We believe that separating our product line into these two offerings deliver compellingly priced cloud-managed hardware for connectivity-oriented deployments and enables us to capture more subscription and software license revenue from those customers who require a more advanced feature set and support. In November 2017, we announced that we had entered an OEM agreement with Dell EMC to deliver Aerohive's Wi-Fi access point hardware and HiveManager cloud services platform. The agreement includes joint sales, marketing, support services and logistic investments, and combines Aerohive's technology with Dell EMC's go-to-market and support capabilities through Dell EMC sales teams, Dell EMC channel partners, and Dell EMC services offerings. We also announced later in 2017 our SD-WAN solution for highly distributed commercial enterprises, retail chains and long-term healthcare providers which, when combined with our existing SD-LAN offering, enables organizations to simplify branch deployments with a unified cloud-managed Wi-Fi, switching, and SD-WAN VPN routing solution. In addition, in early 2018 we announced our A3 secure access management and authentication product, Aerohive Atom AP30 pluggable access point and development of a family of enterprise-class 802.11ax access points.
Our business is seasonally driven by annual budget cycles in the enterprise and spending seasonality in the education vertical. The buying cycle for K-12 schools in the United States historically has driven strong sequential growth for us in the second quarter. We expect this seasonality to continue into 2018, as well.

A substantial portion of our revenue has, historically, depended on the volatile education market, which has brought uncertainty to our results in particular quarters. For this reason, a priority for our business continues to be to expand and diversify our offerings and revenue opportunities into other verticals, with particular focus on enterprise customers. We also intend to continue to invest significant resources in developing our innovative technologies and new product offerings, acquiring new end customers in new and existing geographies, and to increase penetration within our existing end customer base. As a result, we increased in our first quarter of our fiscal year, non-K-12 education contribution to approximately 75% of our overall business, up from approximately 70% in the prior quarter and approximately 60% percent in the first quarter of our fiscal year 2017.
In November 2017, we announced that we had changed our sales leadership, following which we, uncovered underlying sales execution issues which became fully apparent in the last month of the fourth quarter. We have taken actions to replace underperforming sales team members, and we expect to continue to invest in our organization and our channel and strategic partnerships to meet the needs of our customers and to pursue opportunities in new and existing markets. In particular, we are continuing to invest in our sales efficiency and expand and improve our channel program. As such, we will continue to incur expenses in the near term, due to our continuing investments to grow our business, including internationally, in advance of and in preparation for, our expected increase in sales and expansion of our customer base. We believe that over the long term, we will be able to leverage these investments in the form of a higher revenue growth rate compared to the growth rate of our operating expenses.

Results of Operations
The following table sets forth our results of operations for the periods presented, in dollars (in thousands):

	Three Months Ended March 31,
		(As Adjusted)
	2018	2017
Revenue:
Product	$25,066	$26,967
Subscription and support	10,701	9,362
Total revenue	35,767	36,329
Cost of revenue(1):
Product	8,671	8,815
Subscription and support	3,404	3,176
Total cost of revenue	12,075	11,991
Gross profit	23,692	24,338
Operating expenses:
Research and development(1)	9,279	9,550
Sales and marketing(1)	15,670	17,437
General and administrative(1)	5,954	6,297
Operating loss	(7,211)	(8,946)
Interest income	289	140
Interest expense	(164)	(130)
Other income (expense), net	(173)	(85)
Loss before income taxes	(7,259)	(9,021)
Income tax provision	58	97
Net loss	$(7,317)	$(9,118)
(1)Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of revenue	$246	$271
Research and development	1,046	688
Sales and marketing	997	1,294
General and administrative	1,382	1,300
Total stock-based compensation expense	$3,671	$3,553

The following table sets forth our results of operations for the periods presented, as a percentage of our total revenue:

	Three Months Ended March 31,
	2018	2017
Revenue:
Product	70%	74%
Subscription and support	30	26
Total revenue	100	100
Cost of revenue:
Product	24	24
Subscription and support	10	9
Total cost of revenue	34	33
Gross profit	66	67
Operating expenses:
Research and development	26	26
Sales and marketing	44	48
General and administrative	17	18
Operating loss	(21)	(25)
Interest income	1	—
Interest expense	—	—
Other income (expense), net	—	—
Loss before income taxes	(20)	(25)
Income tax provision	—	—
Net loss	(20)%	(25)%

Revenue

We derive revenue from the sales of our products and services and we recognize revenue when we have identified the contract with the customer, identified the performance obligations in the contract, determined the transaction price, allocated the price to the performance obligations, and the performance obligations have been satisfied.
Our total revenue comprises the following:
Product Revenue.  We derive product revenue primarily from sales of our hardware products, which include wireless access points, SD-WAN routers, and switches, all of which are embedded with our proprietary operating system, HiveOS, and perpetual licenses for our unified network management system, HiveManager, and other software applications, as well as related accessories. We recognize product revenue at the time of shipment, provided that all other revenue recognition criteria have been met.
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

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Revenues:
Product	$25,066	$26,967	$(1,901)	(7)%
Subscription and support	10,701	9,362	1,339	14%
Total revenue	$35,767	$36,329	$(562)	(2)%

Percentage of revenues:
Product	70%	74%
Subscription and support	30%	26%
Total	100%	100%

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Revenue by geographic region:
Americas	$20,830	$23,896	$(3,066)	(13)%
EMEA	11,900	9,832	2,068	21%
APAC	3,037	2,601	436	17%
Total revenue	$35,767	$36,329	$(562)	(2)%

Percentage of revenue by geographic region:
Americas	58%	66%
EMEA	33%	27%
APAC	9%	7%
Total	100%	100%

Revenue decreased $0.6 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to a decrease in product revenue, partially offset by an increase in software and subscriptions revenue.
The decrease in our product revenue of $1.9 million in the three months ended March 31, 2018, compared to the same period last year, was due to the decrease related to our Connect and Select offering in the list prices of our hardware products.
The increase in our subscription and support revenue of $1.3 million in the three ended March 31, 2018, compared to the same period last year, was primarily due to an increase in sales of PCS and SaaS offerings, including our cloud-management platforms, and our recognition of deferred revenue.
The Americas accounted for the majority of our total revenue in the three months ended March 31, 2018 and March 31, 2017. The decrease in revenue in our Americas region for the three months ended March 31, 2018, compared to the same period in 2017, was primarily due to the decrease related to our Connect-to-Select strategy in list prices of our hardware products we sold in that region.
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

Cost of Subscription and Support Revenue.  Our cost of subscription and support revenue primarily includes personnel costs, including stock-based compensation, certain allocated facilities information technology infrastructure costs, costs associated with our provision of PCS and SaaS activities and datacenter costs. Our cost of subscription and support revenue also includes amortization of capitalized costs related to HiveManager, our internally developed, cloud-services platform, which we completed and launched in April 2015.

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cost of revenues:
Product	$8,671	$8,815	$(144)	(2)%
Subscription and support	3,404	3,176	228	7%
Total cost of revenues	$12,075	$11,991	$84	1%
Cost of revenue increased $0.1 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. We primarily attribute the decrease in our cost of product revenue for the three months ended March 31, 2018 to changes in the mix of the products we sold in the period. We primarily relate the increase in our cost of subscription and support revenue to an increase in software and services revenue and an increase in the cost of our cloud operations as we scale to support more managed devices.
Gross Margin
Our gross margin or gross profit has been and will continue to be affected by a variety of factors, including product shipment volumes, average sales prices of our products, discounts we offer to our VAR, OEM and distributor partners, the mix of revenue between products and subscription and support services, and the mix of products we sold in the period, because our products have varying gross margins depending on the product offering and the lifecycle of the product. We expect our subscription and support gross margin to increase over the long term because we expect our subscription and support revenue to increase more quickly than our cost of subscription and support revenue. We expect our gross margin to be volatile and may decrease at any given time as we experience additional competitive pricing pressure. Further, we believe the pricing of our new Connect and Select offerings may dampen our product gross margin; however, we expect these offerings to generate improvements in our subscription and support gross margin as well as to increase our deferred revenue over the period.

	Three Months Ended March 31,
	2018		2017
	Amount	GM	Amount	GM
	(dollars in thousands)
Gross margin:
Product	$16,395	65.4%	$18,152	67.3%
Subscription and support	7,297	68.2%	6,186	66.1%
Total gross margin	$23,692	66.2%	$24,338	67.0%
Total gross margin decreased from 67.0% to 66.2% for the three months ended March 31, 2018, as compared to the same period in the prior year, primarily due to the decrease related to our Connect-to-Select strategy in list prices of our hardware products, accompanied by the increase in software and subscription prices.
Product gross margin decreased from 67.3% to 65.4% for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The decrease in our product gross margin was primarily due to the decrease related to our Connect-to-Select strategy in list prices of our hardware products and the mix of products sold to our OEM partner in the period. A result of our planned pricing shift related to our Connect-to-Select strategy, revenue shifted from hardware products and increased our subscription and support revenue. Subscription and support gross margin increased from 66.1% to 68.2% for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase in our subscription and support gross margin was primarily due to higher growth in our subscription and support revenue than our related cost of delivering these subscription and support services.
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

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Research and development	$9,279	$9,550	$(271)	(3)%
% of revenue	26%	26%

Research and development expense decreased $0.3 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The decrease was primarily due to a decrease of $0.8 million in personnel and related costs, offset by an increase of $0.3 million in stock-based compensation expense, and an increase of $0.2 million in other expenses, primarily due to increases in professional services and prototype expenses.

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

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$15,670	$17,437	$(1,767)	(10)%
% of revenue	44%	48%

Sales and marketing expense decreased $1.8 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The decrease was primarily due to decreases of $1.5 million in personnel and related costs and $0.3 million in stock-based compensation, each due to lower headcount.
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

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
General and administrative	$5,954	$6,297	$(343)	(5)%
% of revenue	17%	18%
General and administrative expense decreased $0.3 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The decrease was primarily due to a decrease of $0.2 million in personnel and related costs, primarily due to lower headcount and a decrease of $0.2 million in professional services due to a decrease in consulting and legal expenses.
Interest Income

Our interest income primarily consists of interest earned on our cash, cash equivalents and short-term investments. We have invested our cash in money-market funds and other short-term, high quality investments. Historically, our interest income has not been material.

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Interest income	$289	$140	$149	106%
Interest income increased for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to higher rates we earned on our short-term investments.
Interest Expense

Our interest expense consists primarily of interest on our indebtedness.

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Interest expense	$(164)	$(130)	$(34)	26%
The change in our interest expense was not significant.
Other Income (expense), Net

Our other income, net primarily consists of gains and losses from foreign currency exchange transactions.

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$(173)	$(85)	$(88)	104%
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

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$58	$97	$(39)	(40)%

The change in our provision for income taxes primarily related to foreign and state income taxes and was not significant. As of March 31, 2018 and March 31, 2017, respectively, we maintained a full valuation allowance against our domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits.
Liquidity and Capital Resources
As of March 31, 2018, we had cash and cash equivalents of $21.5 million and short-term investments of $56.4 million. As of March 31, 2018, we held $76.4 million of our cash, cash equivalents and short-term investments within the United States.
In June 2012, we entered into the Revolving Credit Facility with Silicon Valley Bank, which matures on March 31, 2019. We have been using the amount drawn under the Revolving Credit Facility for working capital and general corporate purposes. As of March 31, 2018 we had $20.0 million of outstanding debt, under the Revolving Credit Facility, and we were in compliance with all covenants under our loan agreement. See Note 4 to the Condensed Consolidated Financial Statements included in this Form 10-Q for more information about our debt.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$(4,845)	$(1,556)
Net cash provided by (used in) investing activities	178	(3,732)
Net cash provided by (used in) financing activities	(1,098)	(151)
Net decrease in cash and cash equivalents	$(5,765)	$(5,439)
Operating Activities
We have had in the past negative cash flows from operating activities as we continue to invest in our business. Our largest uses of cash from operating activities are for employee-related expenditures and purchases of finished products from our contract manufacturers. Our primary source of cash flows from operating activities is cash receipts from our channel partners. Our cash flows from operating activities will continue to be affected principally by the extent to which we grow our total revenue and our operating expenses, primarily in our sales and marketing and research and development functions, in order to grow our business.
For the three months ended March 31, 2018, cash used in operating activities was $4.8 million as a result of our net loss of $7.3 million, partially offset by non-cash charges of $4.3 million and a net change of $1.8 million in our net operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $3.7 million and depreciation and amortization expense of $0.7 million. The net change in our net operating assets and liabilities was primarily due to a $1.8 million increase in accounts receivable primarily due to the timing of shipments, $0.8 million decrease in accrued liabilities, a $0.1 million increase in cash used for inventory purchases, a $0.2 million decrease in prepaid expenses, $0.1 million increase in other assets, and a $0.1 million increase in accounts payable, partially offset by a $0.8 million increase in deferred revenue. Our days sales outstanding, or DSO, was 49 days as of March 31, 2018, which we calculate by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter. The decrease in DSO to 49 days as compared to 54 days for the same period last year is primarily due to the timing of shipments.
For the three months ended March 31, 2017, cash used in operating activities was $1.6 million as a result of our net loss of $9.1 million, partially offset by non-cash charges of $4.4 million and a net change of $3.2 million in our net operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $3.6 million and depreciation and amortization expense of $0.8 million. The net change in our net operating assets and liabilities was primarily due to a $4.6 million decrease in accounts receivable, $1.0 million decrease in inventory, and $0.1 million increase in accrued liabilities, partially offset by a $1.0 million increase in deferred revenue, $0.9 million decrease in accounts payable, $0.6 million increase in prepaid expenses and other current assets, and $0.1 million increase in other assets. Our days sales outstanding, or DSO, was 54 days as of March 31, 2017.
Investing Activities
Our investing activities have primarily consisted of purchases of property and equipment, an investment in a privately held company and purchases and sales of marketable securities.
For the three months ended March 31, 2018, cash provided by investing activities was $0.2 million, primarily attributable to maturities of marketable securities of $23.0 million offset by cash used for purchases of marketable securities of $21.6 million, and cash used for purchases of property and equipment of $1.2 million, relating primarily to purchase of software.
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
For the three months ended March 31, 2018, cash used in financing activities was $1.1 million, primarily as a result of $1.1 million of cash used to satisfy our estimate of minimum employee tax withholding requirements on vesting of restricted stock units.
For the three months ended March 31, 2017, cash used in financing activities was $0.2 million, primarily as a result of a $0.3 million of cash used to satisfy our estimate of minimum employee tax withholding requirements on vesting of restricted stock units, offset by $0.2 million in proceeds from employee exercises of stock options.
Off-Balance Sheet Arrangements
Through March 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, short-term investments and our outstanding debt obligations. We had cash, cash equivalents and short-term investments of $77.9 million and $84.9 million as of March 31, 2018 and December 31, 2017, respectively. We held these amounts primarily in bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant.
We have outstanding debt of $20.0 million as of March 31, 2018, consisting of our borrowing under our Revolving Credit Facility. The Revolving Credit Facility bears interest at a variable rate.
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
Foreign Currency Risk
We denominate all of our sales in U.S. dollars and, therefore, our revenues are not currently subject to significant foreign currency risk. However, when the exchange rate of the U.S. dollar to foreign currencies is strong, the price of our products outside the United States may become less competitive, reducing our sales or requiring us to lower pricing for our products outside the United States in order to maintain sales and revenue performance. Our operating expenses are denominated in the currencies of the countries in which our operations are located, including in EMEA and APAC, and may be subject to fluctuations due to changes in foreign currency exchange rates. However, to date, we have not used derivative financial instruments to mitigate our exposure to foreign currency exchange risks. A hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements in any of the periods presented.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable-assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We manage our ongoing operating expenses in an effort to position us to achieve non-GAAP operating profitability at certain target levels of quarterly revenue, which we may announce publicly from time-to-time. We may subsequently take actions which could raise or lower the level of quarterly revenue we would need to achieve non-GAAP profitability in any period. Nonetheless, we have a history of losses. We have never achieved GAAP profitability on a quarterly or annual basis, and we cannot predict with certainty whether or when we might be profitable in the foreseeable future, even at these revenue levels. We experienced net losses on a GAAP basis of $38.2 million, $22.1 million and $7.3 million for fiscal years 2016, 2017 and the three months ended March 31, 2018, respectively. As of March 31, 2018, our accumulated deficit was $255 million. We expect to continue to incur expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel: specifically, personnel costs relating to sales, marketing and engineering, and investments in channel and product development and support. As such, we may not control our expenses sufficiently to achieve operating profitability on a non-GAAP basis even if we achieve quarterly revenue in the indicated range. If we fail to increase our revenue and manage our cost structure, we may not achieve profitability in the future. Once achieved, we may not be able to sustain or increase our profitability, at all or at levels our investors or industry analysts expect, or we may choose to continue to make investments in our operations which we feel will promote long-term growth but which will reduce near-term profitability. This could also require us to continue to use available cash to support our investments and ongoing operations. As a result, our business and prospects, and how investors view and value our common stock, would be harmed.
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
In addition, our planned expense levels depend in part on our expectations of future revenue. We may choose to maintain or increase levels of investment in areas such as R&D and sales and marketing, despite near-term fluctuations in revenue, in order to position us for continued growth. We also may reduce product prices in order to increase revenue growth and/or penetration of our products into targeted verticals. For example, in January 2017, we announced HiveManager Connect, a simplified version of HiveManager included as part of our new Aerohive Connect product line designed for customers with less complex connectivity-oriented requirements. Under the Aerohive Connect program, customers may purchase access points at lower list prices. Aerohive Connect customers can expand their Connect deployment, as needed, and can add subscriptions or licenses to upgrade to our full-featured Select offering and premium support services. In May 2017, we announced that our Aerohive Connect and Select offerings are available across our entire portfolio of access points and switches. We believe that separating our product line into these two offerings will deliver compellingly priced cloud-managed hardware for connectivity-oriented deployments and enables us to capture more subscription and software license revenue from those customers who require a more advanced feature set and support. This program may reduce our revenue, or the rate of our revenue growth, as purchasers take advantage of the lower entry pricing for our products. In addition, it may be difficult and take time for us to adjust expenses sufficiently to compensate for a shortfall in revenue, even when we may anticipate the shortfall. In such instances, even a small shortfall or seasonal fluctuation in revenue could disproportionately and adversely affect our overall operating margin, operating results and use of cash for a given quarter.
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

•
our ability to successfully expand the suite of products we sell and services we offer to existing end customers and channel partners, to timely introduce new product introductions and to manage the transition both of existing products and operating platforms and our end customers to these new products and services, including timely transition of our end customers to HiveManager and our Connect offering, and to limit disruption to our end customers’ ordering practices and the pricing environment for our legacy products and services while maintaining levels of revenue, gross margin and operating performance which we or our investors and analysts expect;

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

•
periods of continuing strength of the U.S. dollar relative to the currencies of the countries of our distributors or end customers who purchase our products, or of our contract manufacturers or the component suppliers to our contract manufacturers, which may require us to reduce pricing for our products outside the United States in order to maintain sales and revenue performance, or raise the cost we must pay to our manufacturers for our products, resulting in either case in lower revenue and/or gross margins for those products;

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

The effects of these factors, individually or in combination, create unpredictability in our operating results, our ability to forecast those results and our ability to achieve those forecasts. As a result, you should not rely on our past results as an indication of our future performance and comparing our operating results on a period-to-period basis, or anticipating our future results based on our public forecasts, may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of our investors or financial analysts for any period. We may release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, based on management predictions, which are necessarily speculative in nature. Our guidance may vary, and has varied, materially from actual results. For example, on January 16, 2018, we announced preliminary revenue results for our fourth quarter of fiscal year 2017, which was below the revenue outlook we had provided for the period in November 2017. Similarly, on February 14, 2017, we announced our revenue results for our fourth quarter of fiscal year 2016, which was below the revenue outlook we had provided for the period in November 2016. In each of these instances, our revenue results were below the estimates of financial analysts at that time for the period. We believe that different factors contributed to our disappointing revenue results in these periods. For example, we believe poor sales execution issues were primarily responsible for our revenue short-fall in the fourth quarter of our fiscal year 2017 and lower-than-expected U.S. education business during the quarters was a primary driver of our lower revenue performance and outlook in the fourth quarter of our fiscal year 2016. If our revenue or operating results, or the rate of growth of our revenue or operating results, fall below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated revenue or earnings forecasts. Our failure to meet our own or other publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but fall short of analyst or investor expectations, could cause our stock price to decline and expose us to costly lawsuits, including securities class action suits. For example, three purported class action law suits were filed in January 2018 asserting that statements we made in conjunction with our financial outlook for the fourth quarter of 2017 were false or misleading, or failed to include material information. See Note 5 - Commitments and Contingencies in this Quarterly Report on Form 10-Q for additional information regarding these class action law suits. These suits and other potential such litigation against us could impose substantial costs and divert management’s attention and resources.
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
Our revenue decreased 9% from 2016 to 2017. Historically, our revenue has grown. However, this rate of growth has been slowing over the last several years, and this slowing rate of our revenue growth may continue, and may even be negative, as it did for our fiscal year 2017. As the general demand for wireless networking in the industry verticals that we target, or demand for our products in particular, slows, our revenue may also grow at a slower rate than we anticipate or not at all.
Part of our strategy depends upon expanding sales of our cloud-managed wireless networking, switching and routing products to medium and large enterprise headquarters, branch offices and teleworkers. We intend to continue to direct resources to improve HiveManager as the basis for data services and data analytics applications. Sales of such products, services and applications to enterprise end customers typically require long sales cycles and are subject to price sensitivity. Moreover, many potential end customers in the enterprise market have substantial network expertise and experience, which may require a more-costly and sophisticated marketing and sales strategy. It is unclear whether our end customers will pay for data analytics or other SaaS services we expect to provide or, instead, require us to provide them as enhancements to our support offerings (at no cost to them or incremental revenue to us).
In January 2017, we announced HiveManager Connect, a simplified version of HiveManager included as part of our new Aerohive Connect product line designed for customers with less complex connectivity-oriented requirements. Under the Aerohive Connect program, customers may purchase access points with a simplified version of HiveManager, and community/email-based customer support, at lower list prices. Aerohive Connect customers can expand their Connect deployment, as needed, and can add subscriptions or licenses to upgrade to our full-featured Select offering and premium support services. Our Aerohive Connect and Select offerings are available across our entire portfolio of access points and switches. We believe that separating our product line into these two offerings will deliver compellingly priced cloud-managed hardware for connectivity-oriented deployments and will enable us to capture more subscription and software license revenue from those customers who require a more advanced feature set and support. This program may reduce our revenue, or the rate of our revenue growth, as purchasers take advantage of the lower entry pricing for our products. In addition, it is unclear whether our customers will choose the simplified Connect product offering, even at the lowest list prices offered, as an alternative to our current offering, or whether we will be able to manage the transition amongst our customers and in our market to our Connect offering.
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
Our sales efforts can take several quarters, and involve educating our potential customers about the applications and benefits of our products, including the technical capabilities of our products and associated applications and services, and recruiting and developing our channel partners. We may experience slower-than-expected sales productivity or poor sales execution in certain territories, especially in those where we experience turn-over. We continue to invest in these territories, but such further investment may take significant time and effort in order to realize growth. In addition, poor sales execution may reduce our revenue performance in 2018, as it did in our fourth quarter of our fiscal year 2017. For example, we changed our sales leadership in November 2017 and made additional personnel and other changes in our sales organization as we continued to identify underlying sales execution issues which became fully apparent in the last month of the fourth quarter. As we respond to turn-over or transition personnel in response to poor execution, newly hired personnel may also require several quarters to gain experience and develop their territories before achieving capacities we have assumed in our sales forecasts. Sales to the education vertical are an important channel for us, and can involve an extended sales cycle. In addition, sales to our enterprise customers may also involve an extended sales cycle, and often initial purchases are small. Purchases of our products are also frequently subject to our end customers’ budget constraints, multiple approvals, unplanned administrative processing and other risks and delays. Such end customers, in particular larger enterprise customers, also may hesitate to place orders with us, instead preferring our larger and longer-established competitors. In addition, the evolving nature of the market may lead prospective end customers to postpone their purchasing decisions pending resolution of wireless networking or other standards, or wait for adoption of technology developed by others.
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
Developing our products is challenging and involves substantial commitment of resources and significant development risk. Each phase in our product development presents serious risks of failure, rework or delay, any one of which could impact the timing and cost-effective development of products, and each of which could affect our ability to take advantage of a business opportunity or could jeopardize end customer acceptance of the product. Compared to our larger and longer-established competitors, our ability to develop and timely deliver new products and product functionality is limited. We also have experienced in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. For example, we are currently bringing to market our family of next-generation Wi-Fi products, including our .11ax, SD-WAN and SD-LAN portfolio of products, and our HiveManager cloud-services platform providing cloud-delivered network management applications and on-premises network management, as well as supporting data structures, analytics and APIs. We also have announced programs to develop new data analytics services and API platforms. In addition, in early 2018 we announced our A3 secure access management and authentication product, Aerohive Atom AP30 pluggable access point and development of a family of enterprise-class 802.11ax access points. These are complex technical undertakings and subject to many variables and risks of delay.
If we fail to develop new products, product enhancements applications or services, or fail effectively to manage the transition of our end customers to these new products, product enhancements, applications or services, or our end customers or potential end customers do not perceive our products, product enhancements, applications or services to have compelling technical or cost-based advantages, our business and prospects could be adversely affected, particularly if our competitors are able to introduce solutions at lower prices and/or with increased functionality. In addition, our introduction of new or enhanced products requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices, and ensure that new products can be timely delivered to meet our end customers’ demand and to limit inventory obsolescence. For example, in January 2017, we announced HiveManager Connect, a simplified version of HiveManager included as part of our new Aerohive Connect product line designed for customers with less complex connectivity-oriented requirements. Under the Aerohive Connect program, customers may purchase access points with a simplified version of HiveManager, and community/email-based customer support, at lower list prices. Aerohive Connect customers can expand their Connect deployment, as needed, and can add subscriptions or licenses to our full-featured Select offering and premium support services. In May 2017, we announced that our Aerohive Connect and Select offerings are available across our entire portfolio of access points and switches. We believe that separating our product line into these two offerings will deliver compellingly priced cloud-managed hardware for connectivity-oriented deployments and enables us to capture more subscription and software license revenue from those customers who require a more advanced feature set and support. This program may reduce our revenue, or the rate of our revenue growth, as purchasers take advantage of the lower entry pricing for our products. In addition, it is unclear whether new customers will purchase our Connect products, or having purchased our Connect products will also purchase subscriptions to our Select offering, or whether our existing customers will continue to purchase our Select services and support offerings, in each case at all or at the levels we assume. If our customers, both new and existing, choose the simplified and lower-priced Connect product offering, as an alternative to our Select offering, we could see a shift in the mix of these product offerings, thus reducing overall revenue, gross margins and ability to achieve profitability.
Further, after delivering new products we may identify and must then timely address performance issues as the products are used in the field in a particular environment or at a scale which we could not replicate or did not anticipate during development. For example, we believe that we introduced our new HiveManager product to some of our larger and more complex customers before its feature set was able fully to address their requirements, which resulted in elongated sales cycles and reduced revenue opportunities, which specifically contributed to our lower revenue performance in the fourth quarter and our outlook for the first quarter of our fiscal year 2017. We believe that the lengthier sales cycle associated with our HiveManager offering, and its impact on our revenue opportunities and operating results, continued through 2017. Our end customers may also defer decisions to purchase our existing products in anticipation of our expected release of a next-generation product. We also may not correctly anticipate customer interest in or demand for our data analytics services or API platforms, or our customers may expect that we provide these additional services as part of our existing product support (and at no cost to them or incremental revenue to us). If we do not carefully manage the timing of our new products or product feature releases, and effectively support the new products and product feature releases, we could interfere with our end customers’ purchases and disrupt the pricing environment for our new and legacy products, which could drive down our revenues and operating margins.
As a result of these and other risks, we may not be successful in modifying our current products or introducing new products in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results and prospects would be materially harmed.
Our gross margin will vary over time and may decline in the future.
Our gross margin was 67.4% and 67.3% for fiscal years 2017 and 2016, respectively. Our gross margin will vary over time, may be difficult to predict and may decline in future periods. Our gross margin also varies across our product lines and, therefore, a change in the mix of products our end customers purchase in any period would likely have a significant impact on our overall gross margin in the period. During periods where our subscription and support services and deferred revenue we recognize if the quarter may disproportionately contribute to our overall revenue mix our overall gross margins for the period may similarly exceed our public guidance or internal forecasts. This may be true even where our gross margins from product revenue may be declining, whether due to competitive product or pricing pressures or our end customers choosing lower-priced products, including our own, such as our Connect offering.
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
A substantial portion of our revenue is from existing end customers. However, our revenue growth is dependent upon our ability to identify and secure new customers who will provide additional revenue going forward. As such, our future revenue may also be negatively impacted by lower new-customer-acquisition levels in earlier periods. We believe our rate of customer acquisition slowed in fiscal years 2016 and 2017 as we began to transition our customers to new products and platforms. For example, we introduced our new HiveManager product to some of our larger and more complex customers before its feature set was able to fully address their requirements. We believe this resulted in elongated sales cycles and reduced revenue opportunities, and also contributed to lower new-customer-acquisition levels. Lower customer-acquisition rates in prior periods has contributed to lower current rates of revenue growth, which we believe may continue to affect for several quarters our ability to generate revenue growth. We primarily look to our channel partners to identify and secure new customer opportunities. Unless we are able, through these partnerships, to increase our rate of customer acquisition, our rate of revenue growth and future actual revenue performance may fall short of investor expectations and analyst forecasts, which would cause the price of our stock to decline.
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
Part of our strategy is to target new industry verticals and geographies. Currently, we are focusing a significant portion of our business on the education, hospitality and retail verticals, and to a lesser extent on finance and healthcare, which may depend on developing new products targeted to such sectors. Specifically, we intend to invest in the development of data applications and analytics capabilities which we feel may be attractive to our end customers, particularly in the retail vertical. In addition, we also plan to continue to expand to additional countries beyond those in which we currently operate. We also intend to invest in existing and new channel relationships to reach additional end customers to further diversify our revenue base. Targeting new industry verticals and geographies and developing customized products, data applications and partnerships, including channel partners targeting these industry verticals and geographies, may be expensive, require us to attract, train, develop, integrate and retain qualified employees and key sales personnel, and increase our research and development costs, as well as our sales and marketing expenditures. We may need to develop new product features or target new market segments, which could divert resources and attention from our existing products and target markets. We must also further develop and make more productive relationships with our channel partners and our channel partners’ ability to effectively market, distribute and support our products, which require specific investments and additional dedicated resources. Because we have limited experience in developing and managing such channels and markets, we may not be successful in further penetrating certain geographic regions or reaching a broader customer base. Failure to develop or manage additional sales channels effectively would limit our ability to succeed in these markets and could adversely affect our ability to grow our business.
We announced in April 2015 a new relationship with Dell, whereby Dell became a reseller of Aerohive’s Wi-Fi and cloud services. In November 2017, we announced we had an OEM agreement with Dell which significantly expanded the scope of our resale relationship. In February 2016, we announced a partnership with SYNNEX Corporation, as a distributor of our products in the United States and Canada. To support these and other relationships, we will need to continue to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings, which could distract management’s attention and divert existing resources from our current business. We do not know if we will be successful in any of these efforts, or whether the level of success we achieve will justify the additional spending and specific investments and dedicated resources required. In addition, increasing the significance to us of Dell as a channel partner, including through broader partner relationships, could undermine the success of our other channel partners. For example, through our OEM relationship, Dell may have access to favorable pricing or integrated product offerings which may give them an advantage in identifying and securing customer opportunities. This could cause our product margins and associated revenue to decrease. Our other channel partners may also be less willing to continue to invest in and dedicate resources toward the marketing, distribution and support for our products, which could reduce the associated revenue we receive from them and our revenue overall.
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
We place orders with our manufacturers based on our forecasts of our end customer demand. We base our forecasts on multiple assumptions, including internal and channel partner sales forecasts, each of which may cause our estimates to be inaccurate, affecting our ability to fulfill demand for our products. When demand for our products increases significantly, we may not be able to meet demand on a timely basis, or we may incur additional expediting costs to assure we meet demand. If we underestimate demand, we may forgo revenue opportunities, lose market share and damage our reputation and our relationship with our channel partners and our end customer relationships. Conversely, if we overestimate demand, we may purchase more inventory than we are able to sell at any given time, or at all, which would increase our reserves and risk of potential write-offs.
Our distributors stock inventory of our products, and are entitled in certain circumstances to stock rotation rights, which could cause us to accept the return of products and expose us to the risks of higher costs.
We grant our distributors stock rotation rights, which could require us to accept stock back from a distributor’s inventory under certain circumstances. Under certain agreements, a distributor may have or retain a right to return a portion of products which the distributor purchased, typically within the prior six months. We typically recognize revenue upon shipment to the end customer; however, if we are required to accept returns of obsolete or slower-moving inventory, our costs would increase and our operating results could be harmed. If our forecasts were inaccurate we could have higher costs, lower revenue or otherwise suffer adverse financial consequences, including holding or having to write-off the value of obsolete or slower moving inventory.
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
Our channel partners consist primarily of distributors, VARs and an OEM. We believe that establishing and maintaining successful relationships with these channel partners are, and will continue to be, important to our financial success. Recruiting and retaining qualified channel partners and training them in our technology and product offerings require significant time, resources and investment. Additionally, we need to recruit and develop different qualified channel partners for different geographic regions and markets. To develop and expand our channel, we must continue to scale and improve our processes and procedures that support our channel partners, including investment in systems and training. Additionally, we will increasingly focus our resources and attention on those channel partners best able to help us meet our growth expectations. As a result, the total number of our channel partners over time may decline.
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
For example, we announced in April 2015 a new relationship with Dell Inc., whereby Dell became a reseller of Aerohive’s Wi-Fi and cloud services. In November 2017, we announced we had an OEM agreement with Dell which significantly expanded the scope of our resale relationship. In February 2016, we announced a partnership with SYNNEX Corporation as a distributor of our products in the United States and Canada. To support these and other relationships, we are continuing to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings. In addition, we have cannot be certain that these partners, such as Dell, will continue to invest in the success of our partnership or, instead, choose to direct their resources to other partnerships, including potentially with our competitors. In addition, increasing the significance to us of Dell as a channel partner, including through broader partner relationships, could undermine the success of our other channel partners. For example, through our OEM relationship, Dell may have access to favorable pricing or integrated product offerings which may give them an advantage in identifying and securing customer opportunities. This could cause our product margins and associated revenue to decrease. Our other channel partners may also be less willing to continue to invest in and dedicate resources toward the marketing, distribution and support for our products, which could reduce the associated revenue we receive from them and our revenue overall.
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
Our products are subject to U.S. export controls, specifically the Export Administration Regulations, and economic sanctions enforced by the Office of Foreign Assets Control. We incorporate standard encryption algorithms into our products, which, along with the underlying technology, we may export outside of the United States only with the required export authorizations, including by license, license exception or other appropriate government authorizations. Each of these authorizations may require us to file an encryption registration and classification request. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions. We take precautions to prevent our products and services from being exported in violation of these laws and, in many instances, we rely on our channel partners, in particular our distributor, VAR and MSP partners, to assure compliance when selling, distributing and/or using our products outside the United States. In certain instances, we have shipped encryption products prior to obtaining the required export authorizations and/or submitting the required requests, including a classification request and request for an encryption registration number. As a result, we previously filed a Voluntary Self Disclosure with the U.S. Department of Commerce’s Bureau of Industry and Security concerning these violations. In January 2018, we provided a voluntary disclosure to the U.S. Customs and Border Protection service relating to the value of merchandise we imported to the United States relating to the manufacture of certain of our products. A repeat of these past instances could result in monetary or other penalties assessed against us. Additionally, even though we take precautions to ensure that our channel partners comply with all relevant regulations, any failure by our channel partners to comply with such regulations could have negative consequences for us, including reputational harm, government investigations and penalties and interruptions in our ability to distribute and sell our products.

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
We derive a significant portion of our revenue from end customers and channel partners outside the United States. For the three months ended March 31, 2018 and 2017, we attributed 47% and 39% of our revenue to our international end customers and channel partners. As of March 31, 2018, approximately 45% of our full-time employees were located outside of North America, with 27% located in China. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will continue to require significant management attention and our financial investment.
Given the extent of our international operations, we are subject to other inherent risks and our future results could be adversely affected by a number of factors, including:

•
tariffs and trade barriers, which could include tariffs imposed by the U.S. on goods from countries and tariffs imposed by other countries on U.S. goods, as well as export regulations and other regulatory or contractual limitations, such as import, technical and other certification requirements and restrictions on our ability to sell or develop our products in certain foreign markets;

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

•	difficulties and costs associated with staffing and managing foreign operations;

•	potentially longer payment cycles and greater difficulty collecting accounts receivable;

•	the need to adapt and localize our services for specific countries, including conducting business and providing services in local languages;

•	reliance on third parties over which we have limited control, such as our VARs, distributors, OEM partner or their resellers or agents, for marketing and reselling our products and solutions;

•	availability of reliable broadband connectivity and wide area networks in areas we target for expansion;

•	difficulties in understanding and complying with local laws, regulations, and customs in foreign jurisdictions or unanticipated changes in such laws;

•	application of or changes in anti-bribery laws, such as the FCPA and UK Bribery Act, which may disrupt our staffing or ability to manage our foreign operations;

•	changes in political and economic conditions leading to changes in the business environment in which we operate, as well as changes in foreign currency exchange rates;

•	sanctions restricting local commercial activity, including retaliatory actions by local governments; and

•	natural disasters, pandemics or international conflict, including terrorist acts or labor or political disputes, which could interrupt our operations or endanger our personnel.
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
We conduct substantial R&D operations in China; risks associated with a business presence in China could negatively affect our business and results of operations.
We operate a large research and development center in Hangzhou, China, which subjects us to a number of risks relating to China’s political and legal systems, including;

•	Uncertainty regarding the validity, enforceability, scope and ability to protect and secure our intellectual property rights and the practical difficulties or enforcing such rights;

•	Extensive government regulation; and

•	An uncertain legal system.

Any actions and policies taken or adopted by the government of the People’s Republic of China, particularly with regard to our intellectual property, products and legal rights, could have an adverse effect on our business, results of operations and financial condition.  For example, development in China or by entities supported by the China government of competing products or technologies using our intellectual property could significantly erode the market or pricing for our products.  In addition, actions or policies to incorporate technical capabilities into our products, without our knowledge or permission or the appearance or threat of the same, could undermine product or data security features of our products.  Whether any such actions or policies actually exist, or have been effected, the fact of a significant research and development presence in China could expose our products and data and security offerings to government or market scrutiny regarding the integrity of our product or data security features.  Any of the foregoing could similarly discourage the purchase or use of our products and cause significant harm to our reputation in the market.
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
As of December 31, 2017, we had federal and state net operating loss carryforwards (NOLs) of $122.2 million and $75.3 million, respectively, due to current and prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code.
On December 22, 2017, the U.S. government enacted new tax legislation commonly referred to as The Tax Cuts and Jobs Act (TCJA). The TCJA makes broad and complex changes to the U.S. tax code including changes to the uses and limitations of net operating losses. Specifically, the TCJA imposes an 80% limitation on the use of net operating losses that were generated in tax years beginning after December 31, 2017. As such, we may not be able to utilize a material portion of the NOLs.
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
Our cash, cash equivalents and short-term investments were $77.9 million as of March 31, 2018, which we held as money market funds, U.S. treasury securities, commercial paper and investment-grade corporate debt securities with Moody's and S&P ratings of A-/A3 or better. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Any deterioration in the U. S. and global credit and financial markets could cause losses or significant deterioration in the value of our cash, cash equivalents or possible investments. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents and possible investments, which may affect our ability to fund future obligations. Further, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our business, operating results and financial condition.
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
Our cash, cash equivalents and short-term investments were $77.9 million as of March 31, 2018. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs for at least the next 12 months. We may, however, need to raise substantial additional capital in the future to:

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
As a result of disclosure of information in filings required by us as a public company, our business and financial condition is more visible, which might result in threatened or actual litigation, including by competitors and other third parties. For example, as described in Note 5 - Commitments and Contingencies in this Quarterly Report on Form 10-Q, we were recently sued in separate federal and state actions relating to our forecast for the fourth quarter of 2017. We will incur significant expenses to defend these actions and expend time and resources, including management resources, necessary to resolve them. This and similar future litigation could harm our business and operating results.
An increasing volume of our business is being delivered through our channel partners and distributors, thus increasing our credit exposure to those partners.

We will continue to increase our investment in our channel partners and distributors, and expect the level of our revenue to be delivered through those partners and distributors to increase as well. While utilizing our channel partners and distributors to a greater degree as a source of our revenue may reduce the credit risk we would otherwise have through direct sales to individual end customer transactions, it increases our overall credit risk to these individual partners and distributors. We attempt to monitor periodically the business conditions of our partners and distributors. However, we may not fully understand or be able to anticipate at any time difficult financial or market conditions that could affect or undermine their credit worthiness and ability to meet their obligations to us. This is particularly true for our partners located outside the United States and those who do not provide a level of financial reporting or disclosure consistent with U.S.-reporting companies. In the event one or more of these channel partners and distributors were to experience financial difficulties, slow their payments or default entirely on their obligations to us this could have a material effect on our revenue and overall business.
Our debt obligations contain restrictions that impact our business and expose us to risks that could adversely affect our liquidity and financial conditions.
On June 21, 2012, we entered into a revolving credit facility with Silicon Valley Bank, which we refer to, as amended, as our Revolving Credit Facility. As of March 31, 2018, we have $20.0 million drawn under the Revolving Credit Facility.

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
Our main competitors are primarily general networking infrastructure vendors that include Wi-Fi products in their portfolio, such as Cisco/Meraki, Hewlett-Packard/Aruba Networks, Arris /Ruckus Wireless, Ubiquiti, Extreme Networks, Riverbed/Xirrus and Huawei. Their broad networking portfolios may include enterprise mobility solutions they have developed or acquired or may acquire in the future. Such vendors have significant sales and engineering resources and, along with the relationships they have formed, can offer customers and resellers a broader or more compelling portfolio of products and platform solutions than we can offer, which some customers may prefer, and can use their broader offerings to provide additional financial and technical incentives for customers to purchase their products. These companies may also expand their product offerings over time and, through such partnerships and acquisitions and with greater resources, are able more effectively and opportunistically to target emerging markets or market opportunities, becoming more difficult competitors for us. They are also able to develop broader suites of products, and provide a complete and integrated wired and wireless solution may be preferable to our end customers. We expect competition to intensify in the future as companies introduce new products into our markets, consolidate or broaden their product offerings or from partnerships or collaborations, including amongst our competitors and partners, which expand the breadth and compatibility of their product offerings. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, our market share, any of which would likely seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, or if we are unable to differentiate our products and services successfully from those of our competitors, including our total cost of ownership, there could be a material and adverse effect on our competitive position, revenue and prospects for growth.
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
Subscription and support revenue, consisting of sales of new or renewal subscription and support and maintenance contracts, accounts for a significant portion of our revenue, comprising 29.9% and 25.7% of our total revenue for the three months ended March 31, 2018 and 2017, respectively. Our service revenue may decline and fluctuate as a result of a number of factors, including end customers’ level of satisfaction with our offerings, the prices, pricing and changes in the scope of our offerings, the prices of products and services offered by our competitors and reductions in our end customers’ spending levels. We are developing and implementing systems to enable us better to track and timely identify renewal opportunities. If our sales of new or renewal subscription and support and maintenance contracts decline, or we are not able to manage efficiently increased support transaction volumes, including renewals, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one, three or five years. As a result, much of the service revenue we report each quarter is the recognition of deferred revenue from service contracts entered during previous quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one quarter will not be fully reflected in revenue in that quarter but will continue to negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time and the associated revenue we recognize could be lower in any particular quarter.
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
We protect our proprietary information and technology through licensing agreements, third-party nondisclosure agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the United States and similar laws in other countries. As of March 31, 2018, we held 57 patents issued and 48 applications pending in the United States (as well as certain foreign equivalents issued and applications pending outside the United States). These patents issued in the U.S. will expire between 2028 and 2036.
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
The trading price of our common stock has fluctuated substantially. From the date of our initial public offering in March 2014 through March 31, 2018, the high and low trading price for our common stock as reported by the New York Stock Exchange ranged between a high of $12.23 and a low of $3.02. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock, since you might not be able to sell your shares at or above the price you paid.
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
The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Our industry has experienced significant consolidation recently, and the prices paid in such consolidations and the performance of such acquisitions could have a significant impact how analysts and investors view our stock and the price such investors are willing to pay. For example, in April 2016, Brocade announced its acquisition of Ruckus Wireless, one of our competitors. Brocade subsequently sold its Ruckus business unit to the Arris Group. What prices buyers paid in these or other similar transactions could have a significant and negative affect on our stock price or what a potential buyer would be willing to pay for our stock. In addition, if our revenue or operating results, or the rate of growth of our revenue or operating results, fall below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. For example, the price of our common stock dropped significantly following our announcement on January 16, 2018 of preliminary revenue results for our fourth quarter of fiscal year 2017. Shortly thereafter, several federal stockholder class actions and a state derivative lawsuit were initiated alleging that Aerohive and certain of our officers made false and misleading statements, in particular regarding our financial outlook for our fourth quarter of fiscal year 2017. See Note 5 - Commitments and Contingencies in this Quarterly Report on Form 10-Q for additional information regarding these actions and lawsuit. Such stock price declines could occur and result in litigation against us even when we have met our own or other publicly stated revenue or earnings forecasts, and substantial costs and a diversion of our management’s attention and resources.
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
In February 2016, our board of directors authorized a stock repurchase program. Under the program, we were authorized to repurchase shares of our common stock for an aggregate purchase price of up to $10 million. In August 2017, our board of directors extended this program through June 30, 2018, and we announced in November 2017 that our board had increased to $20 million the aggregate purchases permitted under this program. Under the program, we may purchase shares of our stock from time to time, in the open market or through private transactions, subject to market conditions, in compliance with applicable state and federal securities laws. However, the timing and number of our share repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities available to us. We may also choose to defer or limit repurchases given other uses of our cash or our desire to preserve cash balances. As of March 31, 2018, we had repurchased under this program 1,361,243 shares of our common stock at a total price of $6.2 million and average purchase price of $4.57 per share of our common stock.
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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sale of Unregistered Securities
None.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
EXHIBIT INDEX

Exhibit No.		Description of Document

10.1		Amended and Restated Change in Control Severance Agreement, D. Flynn
10.2		Amended and Restated Change in Control Severance Agreement, A. Amrod
10.3		Executive Temporary Relocation Agreement dated April 19, 2018
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of May 2018.

AEROHIVE NETWORKS, INC.

By:	/s/ David K. Flynn
David K. Flynn
President and Chief Executive Officer

AEROHIVE NETWORKS, INC.

By:	/s/ John Ritchie
John Ritchie
Chief Financial Officer