Form 10-Q
period 2018-06-30
AEROHIVE NETWORKS, INC
filed 2018-08-01
CIK 1372414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018.

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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨ ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.001, outstanding as of July 27, 2018 was 55,323,058.

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

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AEROHIVE NETWORKS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
ASSETS		(As Adjusted)*
CURRENT ASSETS:
Cash and cash equivalents	$34,973	$27,249
Short-term investments	52,644	57,675
Accounts receivable, net of allowance for doubtful accounts of $120 and $127 as of June 30, 2018 and December 31, 2017, respectively	17,187	17,662
Inventories	11,234	13,495
Prepaid expenses and other current assets	6,689	6,396
Total current assets	122,727	122,477
Property and equipment, net	6,881	6,381
Goodwill	513	513
Other assets	5,270	4,900
Total assets	$135,391	$134,271
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,395	$11,946
Accrued liabilities	9,080	8,602
Debt, current	20,000	—
Deferred revenue, current	35,393	33,279
Total current liabilities	76,868	53,827
Debt, non-current	—	20,000
Deferred revenue, non-current	35,914	33,761
Other liabilities	1,687	1,769
Total liabilities	114,469	109,357
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share - 25,000,000 shares authorized as of June 30, 2018 and December 31, 2017; no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, par value of $0.001 per share - 500,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 55,320,058 and 54,171,498 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	55	55
Additional paid–in capital	285,722	278,528
Treasury stock - 1,610,204 and 1,361,243 shares as of June 30, 2018 and December 31, 2017, respectively	(7,239)	(6,216)
Accumulated other comprehensive loss	(44)	(30)
Accumulated deficit	(257,572)	(247,423)
Total stockholders’ equity	20,922	24,914
Total liabilities and stockholders’ equity	$135,391	$134,271
See notes to condensed consolidated financial statements.
* The Company has adjusted certain amounts for the retrospective change in accounting policy for revenue recognition
(See Note 1).

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:		(As Adjusted)*		(As Adjusted)*
Product	$29,268	$32,105	$54,334	$59,072
Subscription and support	11,207	10,096	21,908	19,458
Total revenue	40,475	42,201	76,242	78,530
Cost of revenue (1):
Product	10,379	10,470	19,050	19,285
Subscription and support	3,383	3,153	6,787	6,329
Total cost of revenue	13,762	13,623	25,837	25,614
Gross profit	26,713	28,578	50,405	52,916
Operating expenses:
Research and development (1)	8,581	9,222	17,860	18,772
Sales and marketing (1)	15,731	17,411	31,401	34,848
General and administrative (1)	5,272	5,489	11,226	11,786
Total operating expenses	29,584	32,122	60,487	65,406
Operating loss	(2,871)	(3,544)	(10,082)	(12,490)
Interest income	337	164	626	304
Interest expense	(183)	(147)	(347)	(277)
Other expense, net	(31)	(93)	(204)	(178)
Loss before income taxes	(2,748)	(3,620)	(10,007)	(12,641)
Provision for income taxes	84	197	142	294
Net loss	$(2,832)	$(3,817)	$(10,149)	$(12,935)
Net loss per share, basic and diluted	$(0.05)	$(0.07)	$(0.19)	$(0.24)
Weighted-average shares used in computing net loss per share, basic and diluted	54,828,749	53,175,684	54,582,129	52,808,412

(1) Includes stock-based compensation as follows:
Cost of revenue	$256	$276	$502	$547
Research and development	968	1,065	2,014	1,753
Sales and marketing	1,110	1,501	2,107	2,795
General and administrative	1,250	1,602	2,632	2,902
Total stock-based compensation	$3,584	$4,444	$7,255	$7,997
See notes to condensed consolidated financial statements.
* The Company has adjusted certain amounts for the retrospective change in accounting policy for revenue recognition
(See Note 1).

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(As Adjusted)*		(As Adjusted)*
Net loss	$(2,832)	$(3,817)	$(10,149)	$(12,935)
Unrealized gain (loss) on available-for-sale investments, net of tax	25	(1)	(14)	(7)
Comprehensive loss	$(2,807)	$(3,818)	$(10,163)	$(12,942)

See notes to condensed consolidated financial statements.
* The Company has adjusted certain amounts have been adjusted for the retrospective change in accounting policy for revenue recognition (See Note 1).

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities		(As Adjusted)*
Net loss	$(10,149)	$(12,935)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,493	1,631
Stock-based compensation	7,255	7,997
Other	(274)	(30)
Changes in operating assets and liabilities:
Accounts receivable, net	475	3,261
Inventories	2,261	(2,353)
Prepaid expenses and other current assets	(293)	(967)
Other assets	(370)	(225)
Accounts payable	(105)	4,105
Accrued liabilities	478	(289)
Other liabilities	12	53
Deferred revenue	4,267	2,128
Net cash provided by operating activities	5,050	2,376
Cash flows from investing activities
Purchases of property and equipment	(1,439)	(466)
Maturities of short-term investments	38,651	18,600
Purchases of short-term investments	(33,360)	(21,782)
Net cash provided by (used in) investing activities	3,852	(3,648)
Cash flows from financing activities
Proceeds from employee stock option exercises and employee stock purchase plan	1,612	3,099
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(1,673)	(451)
Payment to repurchase common stock	(1,023)	(1,020)
Payment on capital lease obligations	(94)	(83)
Net cash provided by (used in) financing activities	(1,178)	1,545
Net increase in cash and cash equivalents	7,724	273
Cash and cash equivalents at beginning of period	27,249	34,346
Cash and cash equivalents at end of period	$34,973	$34,619
Supplemental disclosure of cash flow information
Income taxes paid	$47	$175
Interest paid	$355	$267
Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment purchases	$620	$—
See notes to condensed consolidated financial statements.
* The Company has adjusted certain amounts for the retrospective change in accounting policy for revenue recognition.
(See Note 1).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Aerohive Networks, Inc. was incorporated in Delaware on March 15, 2006, and, together with its subsidiaries (the "Company"), has designed and developed a leading cloud and enterprise Wi-Fi solution that enables the Company's customers to use the power of the Wi-Fi, cloud, analytics and applications to transform how they serve their customers. The Company's products include Wi-Fi access points, access switches and SD-WAN-capable routers required to build an edge-access network; a cloud-based services platform for centralized management; data collection and analytics; and applications that leverage the network to provide additional capabilities to the business and IT organizations. Together, these products, service platforms and applications create a simple, scalable, and secure solution to deliver a better-connected experience.
The Company has offices in North America, Europe and Asia Pacific and employs staff around the world.
Basis of Presentation and Consolidation
The Company prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles in the United States (GAAP), which include the accounts of Aerohive Networks, Inc. and its wholly owned subsidiaries. The Company has eliminated all intercompany accounts and transactions in consolidation.
Use of Estimates
When preparing the accompanying consolidated financial statements in conformity with GAAP, management makes estimates and assumptions that affect the amounts the Company reports in the consolidated financial statements and accompanying notes. Those estimates and assumptions include, among others, the determination of a standalone selling price (SSP) of the product, software and related support and subscriptions, determination of fair value of stock-based awards, inventory valuation, accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions, allowance for sales reserves, allowance for rebate reserves, allowance for doubtful accounts, and warranty costs. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As the Company cannot determine future events and their effects with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the consolidated financial statements.
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
The Company has finalized the adoption of the standard and product revenue was $113.1 million and $134.6 million for fiscal years ended December 31, 2017 and 2016, respectively, and subscription and support revenue was $40.4 million and $33.3 million for fiscal years ended December 31, 2017 and 2016, respectively. The adoption of the standard resulted in a decrease in total deferred revenue of $3.3 million as of December 31, 2017, driven by the Company's recognition in the period of revenue related to stocking distributors upon shipment and also the removal of the limitation on contingent revenue accelerating revenue recognition for certain contracts. The adoption of the standard resulted in a decrease of $0.3 million in capitalized contract costs as of December 31, 2017. The adoption of this standard did not have a significant impact on the revenue or the related costs and sales commission for the three and six months ended June 30, 2017. In addition, the adoption of the standard had no significant impact on the provision for income taxes and the net cash provided by (used in) operating, investing, or financing activities on the Company's consolidated statements of cash flows.
ASC 606 Adoption Impact to Previously Reported Results
The following tables present the impacts to reported results from the Company's adoption of the standard on the Company's condensed consolidated balance sheets and condensed consolidated statements of operations.

Consolidated Balance Sheet (in thousands)

	As of December 31, 2017
	As Reported	Impact of Adoption	As Adjusted

Prepaid expenses and other current assets	$6,513	$(117)	$6,396
Total current assets	122,594	(117)	122,477
Other assets	5,124	(224)	4,900
Total assets	134,612	(341)	134,271
Deferred revenue, current	34,281	(1,002)	33,279
Total current liabilities	54,829	(1,002)	53,827
Deferred revenue, non-current	36,083	(2,322)	33,761
Total liabilities	112,681	(3,324)	109,357
Accumulated deficit	(250,406)	2,983	(247,423)
Total stockholders' equity	21,931	2,983	24,914
Total liabilities and stockholders' equity	$134,612	$(341)	$134,271

Consolidated Statements of Operations (in thousands, except per share amounts)

	Three Months Ended June 30, 2017
	As Reported	Impact of Adoption	As Adjusted

Product revenue	$32,046	$59	$32,105
Subscription and support	10,254	(158)	10,096
Total Revenue	42,300	(99)	42,201
Cost of revenue - Product	10,616	(146)	10,470
Total cost of revenue	13,769	(146)	13,623
Gross profit	28,531	47	28,578
Sales and marketing	17,420	(9)	17,411
Total operating expenses	32,131	(9)	32,122
Operating loss	(3,600)	56	(3,544)
Net loss	$(3,873)	$56	$(3,817)
Net loss per share, basic and diluted	$(0.07)	$—	$(0.07)

	Six Months Ended June 30, 2017
	As Reported	Impact of Adoption	As Adjusted
Product revenue	$58,916	156	59,072
Subscription and support	19,735	(277)	19,458
Total Revenue	78,651	(121)	78,530
Cost of revenue - Product	19,352	(67)	19,285
Total cost of revenue	25,681	(67)	25,614
Gross profit	52,970	(54)	52,916
Sales and marketing	34,859	(11)	34,848
Total operating expenses	65,417	(11)	65,406
Operating loss	(12,447)	(43)	(12,490)
Net loss	$(12,892)	$(43)	$(12,935)
Net loss per share, basic and diluted	$(0.24)	$—	$(0.24)

Effect on certain items in the Statement of Cash Flows (operating activities, in thousands)

	Six Months Ended June 30, 2017
	As Reported	Impact of Adoption	As Adjusted
Cash flows from operating activities:
Net loss:	$(12,892)	$(43)	$(12,935)
Adjustments to reconcile net loss to net cash provided by operating activities:
Prepaid expenses and other current assets	(839)	(128)	(967)
Other assets	(275)	50	(225)
Deferred revenue	2,007	121	2,128

Revenues by geographic location, based on the billing address of the respective channel partner’s bill-to location, which reflect the adoption of ASC 606, are as follows: (in thousands)

	Three Months Ended June 30, 2017
	As Reported	Impact of Adoption	As Adjusted
Americas	$29,141	$240	$29,381
Europe, Middle East and Africa	10,397	295	10,692
Asia Pacific	2,762	(634)	2,128
Total revenues	$42,300	$(99)	$42,201

	Six Months Ended June 30, 2017
	As Reported	Impact of Adoption	As Adjusted
Americas	$53,059	$218	$53,277
Europe, Middle East and Africa	20,230	295	20,525
Asia Pacific	5,362	(634)	4,728
Total revenues	$78,651	$(121)	$78,530
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
Beginning with its first quarter, fiscal year 2018, the Company follows the following five-step approach in recognizing revenue:

•
Identification of the contract, or contracts, with a customer - A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance, and (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which the Company bases on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

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

•
Determination of the transaction price - The Company determines the transaction price based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer.

•
Allocation of the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the Company allocates the entire transaction price to the single performance obligation. The Company allocates the transaction price of contracts that contain multiple performance obligations to each performance obligation based on a relative SSP. The Company determines SSP based on the price at which the performance obligation is sold separately. If the Company cannot observe SSP through past transactions, the Company estimates SSP by taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

•
Recognition of revenue when, or as, the Company satisfies a performance obligation - The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. The Company recognizes revenue at the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

Revenue Recognition
The Company’s product revenue consists of sales to distributors, and value-added resellers, or VARs and an OEM partner. The Company considers purchase orders such distributors, VARs and OEM partner issue to the Company, which are in some cases governed by master sales agreements, to be the Company's contracts with such customers, as such documents provide enforceable rights and obligations between the Company and distributor, VAR or OEM partner. As part of its consideration of the contract, the Company evaluates certain factors, including the customer’s ability to pay (or credit risk). For each contract, the Company considers the promise to transfer goods or services to be the identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. The Company allocates the transaction price to each distinct performance obligation based on a relative standalone selling price. The Company recognizes revenue when control of the product or service is transferred to the customer (i.e., when the performance obligation is satisfied). Further, in determining whether control has transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership has transferred to the customer.
The Company makes sales of products to most distributors under terms allowing certain price adjustments and limited rights of return (known as “stock rotation”) of the Company’s products held in their inventory. The Company recognizes revenue from sales to distributors upon the transfer of control of the product to the distributor. Frequently, distributors need to sell product at a discounted price lower than the standard distribution price in order to win business. After the Company verifies that the distributor had obtained the Company's pre-approval for the discount claim, the Company may issue a credit memo to the distributor representing a rebate of the amount of the discount. In determining the transaction price, the Company considers these price adjustments to be variable consideration. The Company estimates such price adjustments using the expected-value method based on an analysis of actual credit claims at the distributor level, over a period of time the Company considers adequate to account for current pricing and business trends. Historically, actual price adjustments relative to those the Company estimates and includes when determining the transaction price have not materially differed. Stock rotation rights provide distributor with the ability to return certain specified amounts of inventory. Stock rotation adjustments are an additional form of variable consideration which the Company also estimates using the expected-value method based on historical return rates. Historically, distributor stock rotation adjustments have not been material.

The Company makes sales to certain distributors, VARs and its OEM partner under terms that do not include rights of return or price concessions after the product is shipped. Accordingly, upon application of steps one through five above, the Company recognizes product revenue upon shipment and transfer of control.

The Company generally provides a limited lifetime warranty that its products will substantially conform to the published specifications. The Company limits its liability to either a credit equal to the purchase price or replacement of the defective part. The Company does not consider activities related to such warranty a separate performance obligation.

Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 90 days. In instances where the timing of the Company's revenue recognition differs from the timing of its invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of the Company's invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company's products and services, not for the Company's customers to provide financing or for the Company to provide customers with financing.

The Company records accounts receivable at the invoiced amount, net of an allowance for doubtful accounts. The Company recognizes a receivable in the period the Company delivers goods or provide services or when the Company's right to consideration is unconditional.

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

Disaggregation of Revenue

Product Revenue - The Company’s product revenue consists of revenue from the sale of the Company’s hardware products, which each contain embedded HiveOS software, the Company's proprietary operating system that is not considered to be distinct in the context of the contract. Therefore, the Company considers its hardware appliances together with related embedded HiveOS software (collectively, the "hardware”) as a single performance obligation. The Company transfers these items to the customer concurrently. The Company recognizes hardware revenue upon transfer of control to its customers, which occurs upon shipment. The Company’s product revenue includes the sales of software licenses of HiveManager, a license-based unified networking management system, which consists of the purchase of a perpetual license of the HiveManager software. The Company generally recognizes revenue from its software licenses upon transfer of control to its customers.

Subscription and Support Revenue - The Company’s subscription and support revenue consists of revenue from SaaS and PCS arrangements. SaaS arrangements with customers do not provide the right to take possession of the software at any time during the hosting period and have a defined contract term. PCS arrangements include software updates, access to technical support personnel, and expedited replacement of defective hardware products. Each of the promised services is distinct in the context of the contract as the services are not inputs to a combined output for which the Company provides any significant integration service, the provision of each service does not significantly modify or customize the other, and the Company could provide each service independently of the other. Though the Company has identified that each of the performance obligations is distinct, as each of the performance obligations represents a series of distinct services that has the same pattern of transfer (stand ready obligations) and the same measure of progress of transfer (days of service) the Company will account for the all series as a single performance obligation. The Company recognizes revenue from SaaS and PCS arrangements on a straight-line basis over the service contract term, which is typically one, three or five years. The contract term typically commences upon transfer of control of the corresponding products to our customer.

See the condensed consolidated statement of operations for the Company's product revenue and subscription and support revenue amounts for the three and six months ended June 30, 2018 and 2017, respectively.
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

The Company records deferred revenue when it invoices the customer, collection is probable, and the associated revenue has not yet been earned. The current portion of deferred revenue represents the amounts the Company expects to be recognized as revenue within one year of the condensed consolidated balance sheet date. See Note 3, Consolidated Balance Sheet Components, for the changes in the deferred revenue and deferred commissions during the three and six months ended June 30, 2018 and 2017, respectively.
Contracted-but-not-recognized revenue

The Company's contracted but not invoiced performance obligations do not include the option for its customers to cancel. The Company's revenue allocated to remaining performance obligations represents contracted revenue that the Company has not yet recognized (“contracted not recognized”), which includes deferred revenue and non-cancelable amounts that the Company will invoice and recognize as revenue in future periods. Contracted-but-not-recognized revenue was $76.2 million as of June 30, 2018, of which the Company expects to recognize approximately 53% over the next 12 months and the remainder thereafter.
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
The percentages of revenue from a consolidated group of entities (Distributor A and Distributor B) greater than 10% of total consolidated revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(As Adjusted)		(As Adjusted)
Distributor A	14.8%	13.9%	16.0%	14.5%
Distributor B	39.7%	18.1%	37.5%	18.7%

The percentages of receivables from Distributor A and Distributor B greater than 10% of total consolidated accounts receivable were as follows:

	June 30,	December 31,
	2018	2017
Distributor A	21.4%	27.9%
Distributor B	22.4%	29.4%

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
The Company classified its cash equivalents and short-term marketable investments within Level 1 and Level 2 in the fair value hierarchy as of June 30, 2018 and December 31, 2017, respectively. Level 1 assets include highly liquid money market funds that the Company includes in cash equivalents. The Company classifies these instruments within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. Level 2 assets include U.S. treasuries, corporate securities, agency securities and commercial paper. The Company classifies these instruments within Level 2 of the fair value hierarchy because they are valued based on pricing obtained from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model driven valuations using observable market date or inputs corroborated by observable market data. The Company classifies these instruments as short-term investments unless their maturities are three months or less when purchased, in which case the Company includes them in cash and cash equivalents. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency, which the Company obtains from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets.
The components of the Company’s Level 1 and Level 2 assets are as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cash equivalents	Short-term investments
	(in thousands)
Level 1:
Money market funds	11,088	—	11,088	11,088	—
	$11,088	$—	$11,088	$11,088	$—
Level 2:
U.S. treasuries	9,438	(12)	9,426	—	9,426
Corporate securities	15,890	(32)	15,858	—	15,858
Commercial paper	29,355	—	29,355	1,995	27,360
	$54,683	$(44)	$54,639	$1,995	$52,644
Total	$65,771	$(44)	$65,727	$13,083	$52,644

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cash equivalents	Short-term investments
	(in thousands)
Level 1:
Money market funds	7,538	—	7,538	7,538	—
	$7,538	$—	$7,538	$7,538	$—
Level 2:
U.S. treasuries	9,480	(3)	9,477	—	9,477
Corporate securities	15,293	(27)	15,266	—	15,266
Commercial paper	32,932	—	32,932	—	32,932
	$57,705	$(30)	$57,675	$—	$57,675
Total	$65,243	$(30)	$65,213	$7,538	$57,675
All short-term investments the Company held as of June 30, 2018 and December 31, 2017 contractually mature within one year from these respective dates.
Unrealized gains and losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, the Company does not intend to sell, and it is not more likely than not that the Company would be required to sell, these investments before recovery of their cost basis. As a result, there was no other-than-temporary impairment for these investments as of June 30, 2018 and December 31, 2017.
3. CONSOLIDATED BALANCE SHEET COMPONENTS
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2018	2017
		(As Adjusted)
	(in thousands)
Deferred sales commissions, current portion	$3,279	$3,072
Prepaid expenses	2,808	2,543
Other	602	781
Total prepaid expenses and other current assets	$6,689	$6,396
Property and Equipment, net
Property and equipment, net consists of the following:

		June 30,	December 31,
	Estimated Useful Lives	2018	2017
		(in thousands)
Computer and other equipment	3 years	$1,731	$1,713
Manufacturing, research and development laboratory equipment	3 years	5,503	4,630
Software	2 to 5 years	9,230	8,182
Office furniture and equipment	3 to 7 years	2,061	2,061
Leasehold improvements	shorter of useful life or lease term	1,035	1,017
Property and equipment, gross		19,560	17,603
Less: Accumulated depreciation and amortization		(12,679)	(11,222)
Property and equipment, net		$6,881	$6,381

The software category includes the capitalized software for the Company's cloud service platform. The Company amortizes these capitalized costs to cost of subscription and support revenue on a straight-line basis over an estimated useful life of the software of five years.
Depreciation and amortization expense was $0.8 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively, and $1.5 million and $1.6 million for the six months ended June 30, 2018 and 2017, respectively.
Office furniture and equipment classified under capital lease was $1.2 million at June 30, 2018 and December 31, 2017 respectively, and the related accumulated depreciation was $0.5 million and $0.4 million at June 30, 2018 and December 31, 2017, respectively.
Other assets
Other assets consist of the following:

	June 30,	December 31,
	2018	2017
		(As Adjusted)
	(in thousands)
Deferred sales commissions, non-current portion	$3,196	$2,947
Investment in privately held company	1,500	1,500
Other	574	453
Total other assets	$5,270	$4,900

Deferred Commission
The current portion of deferred commission represents the amounts that the Company expects to be recognized as commission expense within one year of the consolidated balance sheet date. Significant changes in the balance of total deferred commission (contract asset) during the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(As Adjusted)		(As Adjusted)
	(in thousands)		(in thousands)
Beginning balance	$6,085	$5,958	$6,019	$5,766
Recognized	(3,749)	(4,069)	(6,767)	(7,293)
Additions	4,139	4,460	7,223	7,876
Total Deferred Commission	$6,475	$6,349	$6,475	$6,349
Current portion	$3,279	$3,173	$3,279	$3,173
Non-current portion	$3,196	$3,176	$3,196	$3,176

Of the $6.5 million total deferred commission balance as of June 30, 2018, the Company expects to recognize approximately 51% as commission expense over the next 12 months and the remainder thereafter.
In January 2016, the Company paid $1.5 million in cash to purchase a convertible note issued by a privately held company, which provides Wi-Fi application and analytics. In June 2017, the convertible note and accrued interest on the note converted into shares of preferred stock of the privately held company and the note was canceled. The accrued interest on the note was immaterial. The Company currently has no significant voting rights, investor rights or influence over the privately held company. Since the investment has no readily determinable market value, the Company elected the measurement alternative. As of June 30, 2018, the Company carried the investment at the value of original principal and the Company reviews such carried value quarterly for indicators of fair value changes when there are observable prices less any potential impairment. The Company did not recognize a change in value or impairment for the three months ended June 30, 2018 and 2017, as there were no identified events or changes in circumstances that might have a significant impact on the carrying value. The Company has classified the investment as other assets on the condensed consolidated balance sheet.

Accrued Liabilities
Accrued liabilities consist of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Accrued compensation	$7,806	$6,971
Accrued expenses and other liabilities	1,060	1,385
Warranty liability, current portion	214	246
Total accrued liabilities	$9,080	$8,602
Deferred Revenue
The current portion of deferred revenue represents the amounts that the Company expects to recognize as revenue within one year of the consolidated balance sheet date. Significant changes in the balance of total deferred revenue (contract liability) during the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(As Adjusted)		(As Adjusted)
	(in thousands)		(in thousands)
Beginning balance	$67,878	$62,264	$67,040	$63,239
Recognized	(11,207)	(10,096)	(21,908)	(19,458)
Additions	14,636	13,201	26,175	21,588
Total Deferred Revenue	$71,307	$65,369	$71,307	$65,369
Current portion	$35,393	$32,053	$35,393	$32,053
Non-current portion	$35,914	$33,316	$35,914	$33,316

Of the $71.3 million total deferred revenue balance as of June 30, 2018, the Company expects to recognize approximately 50% as revenue over the next 12 months and the remainder thereafter.
Warranty Liability
The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Beginning balance	$546	$857	$577	$975
Charges to operations	148	230	274	351
Obligations fulfilled	(154)	(142)	(307)	(339)
Changes in existing warranty	—	(15)	(4)	(57)
Total product warranties	$540	$930	$540	$930
Current portion	$214	$575	$214	$575
Non-current portion	$326	$355	$326	$355
Changes in existing warranty reflect a combination of changes in expected warranty claims and changes in the related costs to service such claims.
4. DEBT
Financing Agreements

In June 2012, the Company entered into a revolving credit facility with Silicon Valley Bank (the "Revolving Credit Facility"). The Revolving Credit Facility is collateralized by substantially all of the Company’s property, other than intellectual property. Since January 1, 2016, the Revolving Credit Facility bears interest rate at the lesser of (i) LIBOR rate plus 1.75% or (ii) prime rate minus 1.0%. In March 2017, the Company further amended the Revolving Credit Facility to extend the maturity date by two years and reduce the minimum cash requirements. The weighted-average interest rate of the Revolving Credit Facility was 3.68% and 2.90% for the three months ended June 30, 2018 and 2017, respectively, and 3.48% and 2.74% for the six months ended June 30, 2018 and 2017, respectively.
The Revolving Credit Facility contains customary negative covenants which, unless waived by the bank, limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets or engage in merger and acquisition activity, including merge or consolidate with a third party. The Revolving Credit Facility also requires the Company to maintain a minimum adjusted quick ratio of 1.25 to 1.00 and a minimum cash balance with the bank as of the last day of each month of $35.0 million and to demonstrate the absence of defined events of default in order to assure full access to the available borrowing. The Revolving Credit Facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults due to inaccuracy of representation and warranties. Upon an event of default, the lender may declare all or a portion of the outstanding obligations payable by the Company to be immediately due and payable and exercise other rights and remedies provided for under the Revolving Credit Facility. During the existence of an event of default, interest on the obligations under the Revolving Credit Facility could be increased by 5.0%. As of June 30, 2018, the Company was in compliance with these covenants.
The Revolving Credit facility currently provides, among other things (i) a maturity date of March 31, 2019; and (ii) a revolving line up to $20.0 million, subject to certain conditions.
As of June 30, 2018, $20.0 million remains outstanding under the Revolving Credit Facility, and the Company classifies this amount as a current liability in the condensed consolidated balance sheet.
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
The Company recognizes rent expense on a straight-line basis over the respective lease period. Future minimum lease payments by year under operating leases as of June 30, 2018 are as follows:

Amount
Year Ending December 31,	(in thousands)
2018 (remaining six months)	$922
2019	1,592
2020	1,103
2021	1,090
2022	999
Thereafter	445
Total	$6,151
Rent expense was $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and was $1.0 million for the six months ended June 30, 2018 and 2017, respectively.

Capital Lease Obligations
The Company has certain office furniture and equipment that it classifies under capital leases. The terms of the capital leases range from three years to seven years. The interest expense is immaterial in any particular period. Future minimum lease payments by year under capital lease obligations as of June 30, 2018 are as follows:

Amount
Year Ending December 31,	(in thousands)
2018 (remaining six months)	$91
2019	178
2020	172
2021	170
2022	162
Thereafter	83
Total	$856
Manufacturing Commitments
The Company subcontracts with manufacturing companies to manufacture its hardware. The contract manufacturers procure components based on non-cancelable orders the Company places with them. If the Company cancels all or part of an order, the Company is liable to the contract manufacturers for the cost of the related components they purchased under such orders.
As of June 30, 2018 and December 31, 2017, the Company had manufacturing commitments with contract manufacturers for inventory totaling approximately $5.6 million and $6.0 million, respectively.
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
On March 26, 2018, a purported shareholder derivative complaint was filed in the California Superior Court for the County of Santa Clara against the Company’s board of directors and two of its officers.  The action is titled Flores v. Flynn, et.al, Case No. 18CV325517.  The complaint alleges that the same general conduct alleged in the securities class actions also constituted a breach of fiduciary duty, waste of corporate assets, abuse of control, mismanagement, and unjust enrichment.  The complaint seeks monetary damages in an unspecified amount, restitution, and certain changes to the Company’s corporate governance and internal procedures. On July 9, 2018, pursuant to a stipulation between the parties, the Court stayed the case until the completion of the motion-to-dismiss stage of the federal class actions described above.

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
6. STOCKHOLDERS' EQUITY
Common Stock reserved for Future Issuance
As of June 30, 2018, the Company had the following reserved shares of common stock for future issuance:

June 30,
2018
Common stock reserved for future grant under the 2014 Equity Incentive Plan	8,737,969
Common stock reserved for future purchase under the 2014 Employee Stock Purchase Plan	1,680,335
Options and Restricted Stock Units issued and outstanding	9,401,668
Total reserved shares of common stock for future issuance	19,819,972

Stock Repurchase Program
In February 2016, the Company's board of directors authorized a stock repurchase program of up to $10.0 million, with stock purchases made from time to time in compliance with applicable securities laws in the open market or in privately negotiated transactions. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements and capital availability. The authorization does not require the purchase of any minimum number of shares, and the Company may suspend, modify or discontinue the program at any time without prior notice. In August 2017, the Company's board of directors extended this program to June 30, 2018. In November 2017, the Company's board of directors increased the authorized amount under this program to $20.0 million. In July 2018, the Company's board of directors extended this program through June 30, 2020.
During the three and six months ended June 30, 2018, the Company repurchased a total of 248,961 shares of its common stock on the open market at a total cost of $1.0 million with an average price per share of $4.11. During the three and six months ended June 30, 2017, the Company repurchased a total of 208,779 shares at a total cost of $1.0 million with an average price per share of $4.88. As of June 30, 2018, the Company had repurchased under this program 1,610,204 shares of its common stock at a total price $7.2 million with an average purchase price $4.50 per share of our common stock. Approximately $12.8 million remains available to the Company as of June 30, 2018 for repurchases under this program.

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
In January 2018, the Company effected an increase of 2,708,575 shares reserved under the 2014 Plan. As of June 30, 2018, the Company had 8,737,969 total shares of common stock reserved and available for grant under the 2014 Plan.
The following table summarizes the total number of shares available for grant under the 2014 Plan as of June 30, 2018:

Shares Available for Grant

Balance, December 31, 2017	7,997,691
Authorized	2,708,575
Options granted	—
Options canceled	184,336
Awards granted	(3,018,557)
Awards canceled	865,924
Balance, June 30, 2018	8,737,969
Stock Options
The following table summarizes the information about outstanding stock option activity:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2017	4,247,911	$6.03	5.80	$4,472
Options granted	—	—
Options exercised	(13,525)	1.54
Options canceled	(184,336)	6.27
Balance, June 30, 2018	4,050,050	$6.03	5.20	$2,506
Options exercisable, June 30, 2018	3,635,238	$5.97	4.96	$2,506
There were no options granted during the three and six months ended June 30, 2018 and 2017.
The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2018 and 2017 was $0.01 million and $0.8 million, respectively and during the six months ended June 30, 2018 was $0.04 million and $1.2 million, respectively. The intrinsic value for each share underlying an option represents the difference between the option exercise price per share and the closing stock price of a share of the Company’s common stock. The total grant-date fair value of the options vested was $0.4 million and $0.9 million, respectively, during the three months ended June 30, 2018 and 2017, respectively, and $1.0 million and $1.9 million during the six months ended June 30, 2018 and 2017, respectively.
Restricted Stock Units
The Company currently grants Restricted Stock Units (RSUs) to certain employees and directors. The RSUs vest over a period of time, generally one to three years, and are subject to the participant’s continuing service to the Company over that period. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.

The following is a summary of the Company’s RSU grant activity and related information for the three months ended June 30, 2018:

	Restricted Stock Units Outstanding
	Shares	Weighted-Average Grant-Date Fair Value Per Share

Balance, December 31, 2017	4,089,067	$6.47
Awards granted	3,018,557	4.14
Awards vested	(1,287,284)	5.28
Awards canceled	(468,722)	5.34
Balance, June 30, 2018	5,351,618	$4.72

The weighted-average grant-date fair value of RSUs the Company granted during the three months ended June 30, 2018 and 2017 was $4.12 and $4.96 per share, respectively, and during the six months ended June 30, 2018 and 2017 was $4.14 and $4.97 per share, respectively. The aggregate grant-date fair value of RSUs the Company granted during the three months ended June 30, 2018 and 2017 was $11.2 million and $11.8 million, respectively, and during the six months ended June 30, 2018 and 2017 was $12.5 million and $15.9 million, respectively. The aggregate fair value of shares vested as of the respective vesting dates during the three months ended June 30, 2018 and 2017 was $2.6 million and $2.4 million, respectively, and during the six months ended June 30, 2018 and 2017 was $6.8 million and $4.6 million, respectively.
The number of RSUs vested during a particular period includes shares that the Company withheld during the period on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as determined by the Company. During the three months ended June 30, 2018 and 2017, the Company withheld 141,173 and 25,209 shares of stock, respectively, for an aggregate value of $0.6 million and $0.1 million, respectively. During the six months ended June 30, 2018 and 2017, the Company withheld 397,202 and 95,577 shares of stock, respectively, for an aggregate value of $1.7 million and $0.5 million, respectively. The Company returned such withheld shares to the 2014 Plan, which were then available under the plan terms for future issuance.
In the three months ended March 31, 2017, the Company granted 378,644 shares of RSUs as performance-based restricted stock units (PBRSUs) to certain executives pursuant to the 2014 Plan. Each PBRSU represents the right to receive one share of the Company's common stock upon vesting, subject to the Company's achievement of certain performance conditions. 251,037 of these PBRSU awards vested during the six months ended June 30, 2018. No additional PBRSU expected to vest during the remainder of the fiscal year 2018. The Company did not grant any PBRSUs during the three and six months ended June 30, 2018.
The Company granted 351,500 and 358,000 market-based restricted stock units (MBRSUs) to certain executives during the three months ended June 30, 2018 and 2017 respectively, pursuant to the 2014 Plan. Each MBRSU represents the right to receive one share of the Company's common stock upon vesting subject to the Company's achievement of certain stock price targets. The Company estimated the fair value of the MBRSUs using the Monte Carlo option-pricing model as of the date of grant as the MBRSUs contain both market and service conditions. The weighted-average grant-date fair value of these MBRSUs granted during the three months ended June 30, 2018 and 2017 was $3.05 and $4.18 per share, respectively. The Company records the total expense related to all of the MBRSUs on a graded-vesting method over the estimated term.  36,625 and 73,250 shares of these MBRSU awards vested during the three and six months ended June 30, 2018, respectively. Additional 73,250 MBRSUs are expected to vest during the remainder of the fiscal year 2018.
2014 Employee Stock Purchase Plan
The 2014 Employee Stock Purchase Plan ("ESPP") is a ten-year plan, effective in March 2014. The ESPP authorizes the Company to issue shares of common stock pursuant to purchase rights it grants to its employees and those of its designated subsidiaries. In January 2018, the Company effected an increase of 541,715 shares reserved under the ESPP. As of June 30, 2018, the Company had 1,680,335 total shares of common stock reserved and available for issuance under the ESPP.
Under the ESPP, the Company grants stock purchase rights to all eligible employees, currently covering a one-year offering period ending December 1, 2018, with purchase dates at the end of each interim six-month purchase period. Employees purchase shares using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the

Company’s common stock at either the first day of each offering period or the date of purchase. The ESPP currently has a reset provision: If the closing price of the Company’s common stock on the last day of any purchase period during an offering period is lower than the closing sales price on the first day of the related offering period, that offering period will terminate upon the purchase of shares for such purchase period and participants will be automatically re-enrolled in the immediately following offering period. As a result, the reference price for purposes of determining the purchase price of shares for subsequent purchase periods for all participants of the new offering period resets to such lower price. No participant may purchase more than $25,000 worth of common stock in any calendar year, or 5,000 shares of common stock in any six-month purchase period. During the six months ended June 30, 2018 and 2017, the Company issued 493,914 and 563,174 shares respectively, under the ESPP.
Determination of Fair Values
The Company used the following weighted-average assumptions to value MBRSUs under the Monte Carlo model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
MBRSUs:
Expected volatility	44%	46%	44%	46%
Risk free interest rate	2.61%	1.45%	2.61%	1.45%
The Company used the following weighted-average assumptions to value employee stock purchase rights under the Black-Scholes model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
ESPP purchase rights:
Expected term (in years)	0.50 - 1.00	0.50 - 1.00	0.50 - 1.00	0.50 - 1.00
Expected volatility	46% - 52%	34% - 39%	46% - 52%	34% - 39%
Risk free interest rate	1.45% - 2.10%	0.60% - 1.07%	1.45% - 2.10%	0.60% - 1.07%
Stock-based Compensation Expense
The Company recognized total stock-based compensation for stock-based awards in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$256	$276	$502	$547
Research and development	968	1,065	2,014	1,753
Sales and marketing	1,110	1,501	2,107	2,795
General and administrative	1,250	1,602	2,632	2,902
Total stock-based compensation	$3,584	$4,444	$7,255	$7,997
The following table presents stock-based compensation expense by award-type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Stock Options	$480	$820	$1,021	$1,703
Restricted Stock Units	2,573	3,193	5,365	5,463
Employee Stock Purchase Plan	531	431	869	831
Total stock-based compensation	$3,584	$4,444	$7,255	$7,997
The stock-based compensation expense the Company recorded for restricted stock units for the three months ended June 30, 2018 and 2017 includes the amount of stock-based compensation recorded for MBRSUs of approximately $0.2 million and $0.3 million, respectively, and for the three months ended June 30, 2017 includes the amount of stock-based compensation the Company recorded for PBRSUs of approximately $0.3 million. The stock-based compensation expense the Company recorded for restricted stock units for the six months ended June 30, 2018 and 2017 includes the amount of stock-based compensation the Company recorded for PBRSUs of approximately $0.2 million and $0.5 million, respectively and MBRSUs of approximately $0.4 million and $0.3 million, respectively.
As of June 30, 2018, unrecognized stock-based compensation related to outstanding stock options, RSUs (including PBRSUs and MBRSUs) and ESPP purchase rights, was $1.3 million, $21.5 million and $0.7 million, respectively, which the Company expects to recognize over weighted-average periods of 0.98 years, 2.15 years and 0.42 years, respectively.
8. NET LOSS PER SHARE
The Company calculates basic and diluted net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive.
The following table presents the Company's computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(As Adjusted)		(As Adjusted)
	(in thousands, except for share and per share data)
Numerator:
Net loss	$(2,832)	$(3,817)	$(10,149)	$(12,935)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	54,828,749	53,175,684	54,582,129	52,808,412
Net loss per share:
Basic and diluted	$(0.05)	$(0.07)	$(0.19)	$(0.24)
The Company excluded the following period-end outstanding common stock equivalents from its computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of June 30,
	2018	2017
Shares of common stock issuable under the Equity Incentive Plan	9,401,668	10,396,671
Employee Stock Purchase Plan	106,558	96,199
Total	9,508,226	10,492,870
9. INCOME TAXES
The Company's provision for income taxes was approximately $0.1 million and $0.2 million, respectively, for the three months ended June 30, 2018 and 2017, and was approximately $0.1 million and $0.3 million, respectively, for the six months ended June 30, 2018 and 2017, respectively. The Company's provision for income taxes consisted primarily of state taxes and foreign income taxes.
For the three and six months ended June 30, 2018 and 2017, the Company's provision for income taxes differed from the statutory amount primarily due to the Company's maintaining a full valuation allowance against the U.S. net deferred tax assets, partially offset by foreign and state taxes.
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
The Company's realization of deferred tax assets depends on future taxable income, the existence and timing of which is uncertain. Based on the Company’s history of losses, management has determined it cannot conclude that it is more likely than not that the deferred tax assets will be realized and, accordingly, management has placed a full valuation allowance against its domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits, as of June 30, 2018 and December 31, 2017, respectively.
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
The Company has not completed its accounting assessment for the effects of the Tax Act; however, based on its initial assessment, the Company has determined that the Tax Act did not have a material effect on its consolidated financial statements for the three and six months ended June 30, 2018.
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
The following table represents the Company's revenue based on the billing address of the respective channel partners:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(As Adjusted)		(As Adjusted)
	(in thousands)
Americas	$23,401	$29,381	$44,231	$53,277
Europe, Middle East and Africa	12,667	10,692	24,567	20,525
Asia Pacific	4,407	2,128	7,444	4,728
Total revenues	$40,475	$42,201	$76,242	$78,530
     The Company has included within Americas in the above table revenue from sales in the United States of $21.9 million and $27.4 million, respectively, for the three months ended June 30, 2018 and 2017. Aside from the United States, no country comprised 10% or more of the Company's total revenue for each of the three months ended June 30, 2018 and 2017, respectively.
Property and equipment, net by location is summarized as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)
United States	$5,257	$5,323
People's Republic of China	1,445	875
United Kingdom	179	183
Total property and equipment, net	$6,881	$6,381

11. SUBSEQUENT EVENTS
On August 1, 2018, the Company disclosed that its Board of Directors had extended to June 30, 2020, a stock repurchase program of up to $20.0 million, which program the Board of Directors had initially approved in February 2016. The repurchase program authorizes stock purchases from time to time in compliance with applicable securities laws in the open market or in privately negotiated transactions. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements and capital availability. The authorization does not require the purchase of any minimum number of shares, and the Company may suspend, modify or discontinue the program at any time without prior notice.  As extended by the Board of Directors, the authorization will automatically expire without further action by the Board as of June 30, 2020.
On July 27, 2018, Changming Liu, a member of the Board of Directors of the Company, informed the Company of his resignation as a director of the Company effective July 31, 2018. Mr. Liu's resignation is not due to any disagreement with the Company related to its operations, policies or practices.

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

•
our ability to timely develop, deliver and transition to new product offerings and pricing strategies, effectively introduce such offerings to the market, and transition existing and new end-customers to such offerings and strategies, while maintaining existing revenue and margins and our existing service level commitments to end-customers;

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
For the three months ended June 30, 2018, our revenue was $40.5 million, a decline of $1.7 million, compared to $42.2 million for the three months ended June 30, 2017. For the six months ended June 30, 2018 and 2017, our revenue was $76.2 million and $78.5 million, respectively. In the three months ended June 30, 2018 and 2017, our net losses were $2.8 million and $3.8 million, respectively, and for the six months ended June 30, 2018 and 2017, our net losses were $10.1 million and $12.9 million, respectively.
We primarily conduct business in three geographic regions: (1) Americas, (2) Europe, the Middle East and Africa, or EMEA, and (3) Asia Pacific, or APAC. From a geographic perspective, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, our year-over-year revenue decreased by 17.0% in the Americas and increased by 19.7% in EMEA and 57.4% in APAC. For the six months ended June 30, 2018, we generated 58.0% of our total revenue from Americas, 32.2% from EMEA and 9.8% from APAC.
We believe that the growth of our business and our future success depends upon many factors, including our ability to continue to develop innovative technologies and timely provide new product offerings to the marketplace; increase our sales capabilities and develop our channel partner program; acquire new end customers, expand our end-customer base and increase penetration within our existing end-customer base (including through new product offerings); and demonstrate revenue growth to our investors and financial analysts while also demonstrating that we can achieve profitability on an acceptable timeline and predictably maintain profitability thereafter.
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
We believe we have a unique market opportunity based on our ability to deliver unified Wi-Fi, switch and SD-WAN router solutions operating on a single, unified management platform, with subscription-based SaaS solutions and data analytics, at a low entry and operating cost, and the ability to tailor and expand based on each user's needs. We have developed a cloud-based services platform to provide network management and support additional value-added applications. HiveManager (which we formerly called HiveManager NG), the newest version of our network management application, HiveManager Classic, provides a single management interface that customers use to configure network policies, monitor and troubleshoot performance, manage access and security, and run reports on network operations. We will continue to sell and support the legacy version of HiveManager Classic. However, our focus is to continue to transition our business to HiveManager and make our cloud-services platform and applications available to customers in either a subscription-based public cloud or on-premises private cloud deployment. Under the Aerohive Connect program, customers may purchase a less complex, connectivity-oriented HiveManager solution at attractive entry-point pricing. Aerohive Connect customers can expand their Connect deployment, as needed, and can add subscriptions or licenses to upgrade to our full-featured Select offering and premium support services. Our Aerohive Connect and Select offerings are available across our entire portfolio of access points and switches. We believe that separating our product line into these two offerings delivers compellingly priced cloud-managed hardware for connectivity-oriented deployments and enables us to capture more subscription and software license revenue from those customers who require a more advanced feature set and support. In November 2017, we announced that we had entered an OEM agreement with Dell EMC to deliver Aerohive's Wi-Fi access point hardware and HiveManager cloud services platform. The agreement includes joint sales, marketing, support services and logistic investments, and combines Aerohive's technology with Dell EMC's go-to-market and support capabilities through Dell EMC sales teams, Dell EMC channel partners, and Dell EMC services offerings. We also announced later in 2017 our SD-WAN solution for highly distributed commercial enterprises, retail chains and long-term healthcare providers which, when combined with our existing SD-LAN offering, enables organizations to simplify branch deployments with a unified cloud-managed Wi-Fi, switching, and SD-WAN VPN routing solution. We also announced in June 2018, a global partnership with Juniper Networks, whereby Juniper can sell our cloud-managed Wi-Fi solution, including our family of .11ax access points and HiveManager cloud platform. In addition, in early 2018 we announced our A3 secure access management and authentication product, Aerohive Atom AP30 pluggable access point and development of a family of enterprise-class 802.11ax access points.
Our business is seasonally driven by annual budget cycles in the enterprise and spending seasonality in the education vertical. The buying cycle for K-12 schools in the United States historically has driven strong sequential growth for us in the second quarter. We expect this seasonality to continue into 2018, as well.
A substantial portion of our revenue has, historically, depended on the volatile education market, which has brought uncertainty to our results in particular quarters. For this reason, a priority for our business continues to be to expand and diversify our offerings and revenue opportunities into other verticals, with particular focus on enterprise customers. In our second quarter of fiscal year 2018, our K-12 education vertical comprised approximately 33% of our overall business, compared with 24% in the prior quarter and 46% in the second quarter of our fiscal year 2017. We also intend to increase our focus and continue to invest significant resources in developing our innovative technologies and new product offerings, acquiring new end customers in new and existing geographies, increasing penetration within our existing end customer base and extending the reach of our channel partnerships.
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

Results of Operations
The following table sets forth our results of operations for the periods presented, in dollars (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:		(As Adjusted)		(As Adjusted)
Product	$29,268	$32,105	$54,334	$59,072
Subscription and support	11,207	10,096	21,908	19,458
Total revenue	40,475	42,201	76,242	78,530
Cost of revenue(1):
Product	10,379	10,470	19,050	19,285
Subscription and support	3,383	3,153	6,787	6,329
Total cost of revenue	13,762	13,623	25,837	25,614
Gross profit	26,713	28,578	50,405	52,916
Operating expenses:
Research and development(1)	8,581	9,222	17,860	18,772
Sales and marketing(1)	15,731	17,411	31,401	34,848
General and administrative(1)	5,272	5,489	11,226	11,786
Operating loss	(2,871)	(3,544)	(10,082)	(12,490)
Interest income	337	164	626	304
Interest expense	(183)	(147)	(347)	(277)
Other expense, net	(31)	(93)	(204)	(178)
Loss before income taxes	(2,748)	(3,620)	(10,007)	(12,641)
Income tax provision	84	197	142	294
Net loss	$(2,832)	$(3,817)	$(10,149)	$(12,935)
(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$256	$276	$502	$547
Research and development	968	1,065	2,014	1,753
Sales and marketing	1,110	1,501	2,107	2,795
General and administrative	1,250	1,602	2,632	2,902
Total stock-based compensation expense	$3,584	$4,444	$7,255	$7,997

The following table sets forth our results of operations for the periods presented, as a percentage of our total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:		(As Adjusted)		(As Adjusted)
Product	72%	76%	71%	75%
Subscription and support	28	24	29	25
Total revenue	100	100	100	100
Cost of revenue:
Product	26	25	25	25
Subscription and support	8	8	9	8
Total cost of revenue	34	33	34	33
Gross profit	66	67	66	67
Operating expenses:
Research and development	21	22	24	24
Sales and marketing	39	41	41	44
General and administrative	14	13	15	15
Operating loss	(8)	(9)	(14)	(16)
Interest income	1	—	1	—
Interest expense	—	—	—	—
Other income (expense), net	—	—	—	—
Loss before income taxes	(7)	(9)	(13)	(16)
Income tax provision	—	—	—	—
Net loss	(7)%	(9)%	(13)%	(16)%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenues:		(As Adjusted)				(As Adjusted)
Product	$29,268	$32,105	$(2,837)	(9)%	$54,334	$59,072	$(4,738)	(8)%
Subscription and support	11,207	10,096	1,111	11%	21,908	19,458	2,450	13%
Total revenue	$40,475	$42,201	$(1,726)	(4)%	$76,242	$78,530	$(2,288)	(3)%

Percentage of revenues:
Product	72%	76%			71%	75%
Subscription and support	28%	24%			29%	25%
Total	100%	100%			100%	100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue by geographic region:		(As Adjusted)				(As Adjusted)
Americas	$23,401	$29,381	$(5,980)	(20)%	$44,231	$53,277	$(9,046)	(17)%
EMEA	12,667	10,692	1,975	18%	24,567	20,525	4,042	20%
APAC	4,407	2,128	2,279	107%	7,444	4,728	2,716	57%
Total revenue	$40,475	$42,201	$(1,726)	(4)%	$76,242	$78,530	$(2,288)	(3)%

Percentage of revenue by geographic region:
Americas	58%	70%			58%	68%
EMEA	31%	25%			32%	26%
APAC	11%	5%			10%	6%
Total	100%	100%			100%	100%

Revenue decreased $1.7 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, and decreased $2.3 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to a decrease in product revenue, partially offset by an increase in subscription and support revenue.
The decrease in our product revenue of $2.8 million and $4.7 million in the three and six months ended June 30, 2018, respectively, compared to the same periods last year, was primarily due to the decrease related to our Connect and Select offering in the list prices of our hardware products.
The increase in our subscription and support revenue of $1.1 million and $2.5 million in the three and six months ended June 30, 2018, respectively, compared to the same periods last year, was primarily due to an increase in sales of PCS and SaaS offerings, including our cloud-management platforms, and our recognition of deferred revenue in the period.
The Americas accounted for the majority of our total revenue in the three and six months ended June 30, 2018 and June 30, 2017. The decrease in revenue in our Americas region for the three months ended June 30, 2018, compared to the same period in 2017, was primarily due to the decrease related to our Connect-to-Select strategy in list prices of our hardware products we sold in that region.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of revenues:		(As Adjusted)				(As Adjusted)
Product	$10,379	$10,470	$(91)	(1)%	$19,050	$19,285	$(235)	(1)%
Subscription and support	3,383	3,153	230	7%	6,787	6,329	458	7%
Total cost of revenues	$13,762	$13,623	$139	1%	$25,837	$25,614	$223	1%
Cost of revenue increased $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017. We primarily attribute the decrease in our cost of product revenue for the three and six months ended June 30, 2018 to changes in the mix of the products we sold in the period. We primarily relate the increase in our cost of subscription and support revenue to an increase in software subscription and services revenue and an increase in the cost of our cloud operations as we scale to support more managed devices.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	GM	Amount	GM	Amount	GM	Amount	GM
	(dollars in thousands)				(dollars in thousands)
Gross margin:			(As Adjusted)				(As Adjusted)
Product	$18,889	64.5%	$21,635	67.4%	$35,284	64.9%	$39,787	67.4%
Subscription and support	7,824	69.8%	6,943	68.8%	15,121	69.0%	13,129	67.5%
Total gross margin	$26,713	66.0%	$28,578	67.7%	$50,405	66.1%	52,916	67.4%
Total gross margin decreased from 67.7% to 66.0% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, and decreased from 67.4% to 66.1% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to the decrease related to our Connect-to-Select strategy in list prices of our hardware products, accompanied by the increase in software and subscription prices.
Product gross margin decreased from 67.4% to 64.5% for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, and decreased from 67.4% to 64.9% for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The decrease in our product gross margin was primarily due to the decrease related to our Connect-to-Select strategy in list prices of our hardware products and the mix of products sold during the period. A result of our planned pricing shift related to our Connect-to-Select strategy, revenue shifted from hardware products and increased our subscription and support revenue. Subscription and support gross margin increased from 68.8% to 69.8% for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, and increased from 67.5% to 69.0% for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The increase in our subscription and support gross margin was primarily due to higher growth in our subscription and support revenue than our related cost of delivering these subscription and support services.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$8,581	$9,222	$(641)	(7)%	$17,860	$18,772	$(912)	(5)%
% of revenue	21%	22%			24%	24%

Research and development expense decreased $0.6 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The decrease was primarily due to a decrease of $0.5 million in personnel and related costs, and a decrease of $0.1 million in stock-based compensation expense.

Research and development expense decreased $0.9 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The decrease was primarily due to a decrease of $1.3 million in personnel and related costs due to lower headcount offset by an increase of $0.3 million in stock-based compensation expense and increase of $0.1 million in professional services.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
		(As Adjusted)				(As Adjusted)
Sales and marketing	$15,731	$17,411	$(1,680)	(10)%	$31,401	$34,848	$(3,447)	(10)%
% of revenue	39%	41%			41%	44%

Sales and marketing expense decreased $1.7 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The decrease was primarily due to decreases of $1.1 million in personnel and related costs and $0.4 million in stock-based compensation, each due to lower headcount and a decrease of $0.2 million in other expenses primarily due to lower spending on marketing programs and professional services.

Sales and marketing expense decreased $3.4 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The decrease was primarily due to decreases of $2.6 million in personnel and related costs and $0.7 million in stock-based compensation, each due to lower headcount, and a decrease of $0.4 million in marketing programs offset by an increase of $0.3 million in professional services.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
General and administrative	$5,272	$5,489	$(217)	(4)%	$11,226	$11,786	$(560)	(5)%
% of revenue	14%	13%			15%	15%
General and administrative expense decreased $0.2 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The decrease was primarily due to a decrease of $0.3 million in stock-based compensation offset by increase in other expenses for professional services.
General and administrative expense decreased $0.6 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The decrease was primarily due to a decrease of $0.2 million in employee and related costs, a decrease of $0.3 million in stock-based compensation and a decrease of $0.1 million in other expenses.
Interest Income

Our interest income primarily consists of interest earned on our cash, cash equivalents and short-term investments. We have invested our cash in money-market funds and other short-term, high quality investments. Historically, our interest income has not been material.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest income	$337	$164	$173	105%	$626	$304	$322	106%
Interest income increased for the three and six months ended June 30, 2018, compared to the same periods in prior year primarily due to income earned on our short-term investments due to increasing interest rates.
Interest Expense

Our interest expense consists primarily of interest on our indebtedness.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest expense	$(183)	$(147)	$(36)	24%	$(347)	$(277)	$(70)	25%
The change in our interest expense was not significant.
Other Expense, Net

Our other income, net primarily consists of gains and losses from foreign currency exchange transactions.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$(31)	$(93)	$62	(67)%	$(204)	$(178)	$(26)	15%

The change in our other expense, net primarily related to changes due to foreign currency fluctuations and were not significant during the three and six months ended June 30, 2018 as compared to the same periods in the prior year.
Provision for Income Taxes
Our provision for income taxes consists primarily of foreign tax expense due to our cost-plus agreements with our foreign entities, which guarantee our foreign entities a profit, and to a lesser extent federal and state income tax expense. We expect our provision for income taxes to increase in absolute dollars in future periods.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$84	$197	$(113)	(57)%	$142	$294	$(152)	(52)%
The change in our provision for income taxes primarily related to foreign and state income taxes and was not significant. As of June 30, 2018 and December 31, 2017, respectively, we maintained a full valuation allowance against our domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits.
Liquidity and Capital Resources
As of June 30, 2018, we had cash and cash equivalents of $35.0 million and short-term investments of $52.6 million. As of June 30, 2018, we held $86.3 million of our cash, cash equivalents and short-term investments within the United States.
In June 2012, we entered into the Revolving Credit Facility with Silicon Valley Bank, which matures on March 31, 2019. We have been using the amount drawn under the Revolving Credit Facility for working capital and general corporate purposes. As of June 30, 2018 we had $20.0 million of outstanding debt, under the Revolving Credit Facility, and we were in compliance with all covenants under our loan agreement. See Note 4 to the Condensed Consolidated Financial Statements included in this Form 10-Q for more information about our debt.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$5,050	$2,376
Net cash provided by (used in) investing activities	3,852	(3,648)
Net cash provided by (used in) financing activities	(1,178)	1,545
Net increase in cash and cash equivalents	$7,724	$273
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

For the six months ended June 30, 2018, cash provided by operating activities was $5.1 million as a result non-cash charges of $8.5 million and a net change of $6.7 million in our net operating assets and liabilities offset by our net loss of $10.1 million. Non-cash charges consisted primarily of stock-based compensation of $7.3 million, depreciation and amortization expense of $1.5 million offset by other charges of $0.3 million. The net change in our net operating assets and liabilities was primarily due to a $2.3 million decrease in cash used for inventory purchases, $0.5 million decrease in accounts receivable primarily due to the timing of shipments, $0.5 million decrease in accrued liabilities and a $4.3 million increase in deferred revenue, offset by a $0.3 million increase in prepaid expenses, $0.4 million increase in other assets, and a $0.1 million increase in accounts payable. Our days sales outstanding, or DSO, was 39 days as of June 30, 2018, which we calculate by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter. The decrease in DSO to 39 days as compared to 49 days for the same period last year is primarily due to the timing of shipments.
For the six months ended June 30, 2017, cash provided by operating activities was $2.4 million as a result of non-cash charges of $9.6 million and a net change of $5.7 million in our net operating assets and liabilities offset by our net loss of $12.9 million. Non-cash charges consisted primarily of stock-based compensation of $8.0 million and depreciation and amortization expense of $1.6 million. The net change in our net operating assets and liabilities was primarily due to a $3.3 million decrease in accounts receivable, $4.1 million increase in accounts payable and $2.1 million increase in deferred revenue partially offset by $2.4 million increase in cash used for inventory purchases, $1.0 million increase in prepaid expenses and other current assets, $0.3 million decrease in accrued liabilities and $0.2 million increase in other assets. Our DSO, was 49 days as of June 30, 2017.
Investing Activities
Our investing activities have primarily consisted of purchases of property and equipment and purchases and sales or maturities of marketable securities.
For the six months ended June 30, 2018, cash provided by investing activities was $3.9 million, primarily attributable to maturities of marketable securities of $38.7 million offset by cash used for purchases of marketable securities of $33.4 million, and cash used for purchases of property and equipment of $1.4 million, relating primarily to purchase of software.
For the six months ended June 30, 2017, cash used in investing activities was $3.6 million, primarily attributable to cash used for purchases of marketable securities of $21.8 million, cash used for purchases of property and equipment of $0.5 million, relating primarily to manufacturing and research and development lab equipment, offset by maturities of marketable securities of $18.6 million.
Financing Activities
Our financing activities have primarily consisted of proceeds from and repayments against our Revolving Credit Facility, proceeds from our employees' exercises of stock options and proceeds from employee purchases under our stock purchase plan offset by our repurchases of common stock.
For the six months ended June 30, 2018, cash used in financing activities was $1.2 million, primarily as a result of $1.7 million of cash used to satisfy our estimate of minimum employee tax withholding requirements on vesting of restricted stock units, $1.0 million cash used for repurchases of common stock offset by $1.6 million in proceeds from employee purchases under our stock purchase plan.
For the six months ended June 30, 2017, cash provided by financing activities was $1.5 million, primarily as a result of $3.1 million in proceeds from employee purchases under our stock purchase plan and employees exercises of stock options offset by $1.0 million cash used for repurchases of common stock and $0.5 million of cash used to satisfy our estimate of minimum employee tax withholding requirements on vesting of restricted stock units.
Off-Balance Sheet Arrangements
Through June 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, short-term investments and our outstanding debt obligations. We had cash, cash equivalents and short-term investments of $87.6 million and $84.9 million as of June 30, 2018 and December 31, 2017, respectively. We held these amounts primarily in bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant.
We have outstanding debt of $20.0 million as of June 30, 2018, consisting of our borrowing under our Revolving Credit Facility. The Revolving Credit Facility bears interest at a variable rate.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable-assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We manage our ongoing operating expenses in an effort to position us to achieve non-GAAP operating profitability at certain target levels of quarterly revenue, which we may announce publicly from time-to-time. We may subsequently take actions which could raise or lower the level of quarterly revenue we would need to achieve non-GAAP profitability in any period. Nonetheless, we have a history of losses. We have never achieved GAAP profitability on a quarterly or annual basis, and we cannot predict with certainty whether or when we might be profitable in the foreseeable future, even at these revenue levels. We experienced net losses on a GAAP basis of $38.2 million, $22.1 million and $10.1 million for fiscal years 2016, 2017 and the six months ended June 30, 2018, respectively. As of June 30, 2018, our accumulated deficit was $257.6 million. We expect to continue to incur expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel: specifically, personnel costs relating to sales, marketing and engineering, and investments in channel and product development and support. As such, we may not control our expenses sufficiently to achieve operating profitability on a non-GAAP basis even if we achieve quarterly revenue in the indicated range. If we fail to increase our revenue and manage our cost structure, we may not achieve profitability in the future. Once achieved, we may not be able to sustain or increase our profitability, at all or at levels our investors or industry analysts expect, or we may choose to continue to make investments in our operations which we feel will promote long-term growth but which will reduce near-term profitability. This could also require us to continue to use available cash to support our investments and ongoing operations. As a result, our business and prospects, and how investors view and value our common stock, would be harmed.
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

•
our ability to hire, train, develop, integrate and retain a sufficient number of skilled sales and engineering employees to support our continued growth, including, specifically, in Silicon Valley, and to replace turn-over of our employees in these functions and location;

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

•
delay in development and availability of component parts, and volatility in the pricing for such parts, needed for development and timely introduction of our next-generation products and product features and continued availability of legacy products at volumes we need to meet demand;

•	our ability to develop, increase and sustain sales capacity and effective sales execution across all our sales territories;

•	changes in the competitive dynamics of our target markets, including new entrants, further consolidation and pricing trends which suggest commoditization of certain product segments;

•	variation in sales channels, product costs, prices or the mix of products we sell;

•
our contract manufacturers’ and component suppliers’ ability to meet our product demand forecasts on time, at acceptable prices and requested volumes, or at all, particularly with respect to our newer products;

•
our ability to develop and make more productive relationships with our channel and strategic partners, including specifically Dell and Juniper Networks, and such partners’ ability to effectively develop sales opportunities for us and distribute our products;

•	the timing of product releases or upgrades by us or by our competitors, such as next-generation products or product features;

•
our ability to successfully expand the suite of products we sell and services we offer to existing end customers and channel partners, to timely introduce and effectively manage new product introductions and transition both of existing products and operating platforms and our end customers to these new products and services, including timely transition of our end customers to HiveManager and our Connect offering, and to limit disruption to our end customers’ ordering practices and the pricing environment for our legacy products and services while maintaining levels of revenue, gross margin and operating performance which we or our investors and analysts expect;

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

•
our decision to continue investing in sales, marketing, engineering and other activities in response to changes in the marketplace or perceived marketplace opportunities or in anticipation of or to position us for future growth;

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

•
general economic or political conditions in our domestic and international markets, including, specifically, in Europe, where the determination of the United Kingdom to exit the European Union has dampened economic activity and growth in the market for our product, or globally, where trade conditions and/or the introduction of tariffs or other barriers to trade, could increase the cost to us of component parts or of our products to our end customers.

The effects of these factors, individually or in combination, create unpredictability in our operating results, our ability to forecast those results and our ability to achieve those forecasts. As a result, you should not rely on our past results as an indication of our future performance and comparing our operating results on a period-to-period basis, or anticipating our future results based on our public forecasts, may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of our investors or financial analysts for any period. We may release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, based on management predictions, which are necessarily speculative in nature. Our guidance may vary, and has varied, materially from actual results. For example, on January 16, 2018, we announced preliminary revenue results for our fourth quarter of fiscal year 2017, which was below the revenue outlook we had provided for the period in November 2017. We believe that different factors contributed to our disappointing revenue result in the period. For example, we believe poor sales execution issues were primarily responsible for our revenue short-fall in the fourth quarter of our fiscal year 2017. If our revenue or operating results, or the rate of growth of our revenue or operating results, fall below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated revenue or earnings forecasts. Our failure to meet our own or other publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but fall short of analyst or investor expectations, could cause our stock price to decline and expose us to costly lawsuits, including securities class action suits. For example, purported class action law suits were filed in January 2018 asserting that statements we made in conjunction with our financial outlook for the fourth quarter of 2017 were false or misleading, or failed to include material information. See Note 5 - Commitments and Contingencies in this Quarterly Report on Form 10-Q for additional information regarding these class action law suits. These suits and other potential such litigation against us could impose substantial costs and divert management’s attention and resources.
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

The United Service Administrative Company ("USAC"), experienced significant administrative challenges during 2016, and 2017 E-Rate cycles, causing the pace of release of approved funds and resulting availability of those funds to schools to continue to be significantly reduced. For example, the Federal Communications Commission publicly acknowledged USAC's continuing management of the E-Rate program by letter dated April 18, 2017, noting serious and persistent flaws in critical E-Rate processes which have caused persistent delays in funding commitments to schools and libraries. We believe that the significantly slower pace of E-Rate funding and other operation program execution issues were the primary drivers of our weaker-than-expected order volume and lower revenue performance from our educational vertical in recent quarters. We expect these delays, deferrals and lower levels of E-Rate-funded transactions to continue during 2018. These are specific examples of the many factors which add additional uncertainty to our future revenue from our educational end customers.
Our sales cycles often require significant time, effort and investment and are subject to risks relating to our operating performance.
Our sales efforts can take several quarters, and involve educating our potential customers about the applications and benefits of our products, including the technical capabilities of our products and associated applications and services, and recruiting and developing our channel partners. We may experience slower-than-expected sales productivity or poor sales execution in certain territories, especially in those where we experience turn-over. We continue to invest in these territories, but such further investment may take significant time and effort in order to realize growth. In addition, poor sales execution may reduce our revenue performance in 2018, as it did in our fourth quarter of our fiscal year 2017. For example, we changed our sales leadership in November 2017 and made additional personnel and other changes in our sales organization as we continued to identify underlying sales execution issues which became fully apparent in the last month of the fourth quarter. As we respond to turn-over or transition personnel in response to poor execution, newly hired personnel may also require several quarters to gain experience and develop their territories before achieving capacities we have assumed in our sales forecasts. This may slow in those regions our ability to maintain our rate of new customer acquisitions. Sales to the education vertical are an important channel for us, and can involve an extended sales cycle. In addition, sales to our enterprise customers may also involve an extended sales cycle, and often initial purchases are small. Purchases of our products are also frequently subject to our end customers’ budget constraints, multiple approvals, unplanned administrative processing and other risks and delays. Such end customers, in particular larger enterprise customers, also may hesitate to place orders with us, instead preferring our larger and longer-established competitors. In addition, the evolving nature of the market may lead prospective end customers to postpone their purchasing decisions pending resolution of wireless networking or other standards, or wait for adoption of technology developed by others.
We need to develop new products and continue to make enhancements to our existing products to remain competitive in a rapidly changing market.
The technology and end customer demand in the wireless networking market change rapidly, which requires us to continuously develop and release new products and product features and associated applications and services. We must continuously anticipate and adapt to our end customers’ needs and market trends, and continue to make investments to develop or acquire new products, applications and services that meet market demands, technology trends and regulatory requirements. If our competitors introduce new products, applications and services that compete with ours, we may be required to reposition our product offerings or introduce new products in response to such competitive pressure. We may also offer products and services, and/or combinations thereof at lower price points in order to broaden our penetration in the enterprise market.
Developing our products is challenging and involves substantial commitment of resources and significant development risk. Each phase in our product development presents serious risks of failure, rework or delay, any one of which could impact the timing and cost-effective development of products, and each of which could affect our ability to take advantage of a business opportunity or could jeopardize end customer acceptance of the product. Compared to our larger and longer-established competitors, our ability to develop and timely deliver new products and product functionality is limited. We also have experienced in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. For example, we are currently bringing to market our family of next-generation Wi-Fi products, including our .11ax, SD-WAN and SD-LAN portfolio of products, and our HiveManager cloud-services platform providing cloud-delivered network management applications and on-premises network management, as well as supporting data structures, analytics and APIs. We also have announced programs to develop new data analytics services and API and security platforms. In early 2018 we announced our A3 secure access management and authentication product, Aerohive Atom AP30 pluggable access point and development of a family of enterprise-class 802.11ax access points. These are complex technical undertakings and subject to many variables and risks of delay.
If we fail to develop new products, product enhancements applications or services, or fail effectively to manage the introduction of or transition of our end customers to these new products, product enhancements, applications or services, or our end customers or potential end customers do not perceive our products, product enhancements, applications or services to have compelling technical or cost-based advantages, our business and prospects could be adversely affected, particularly if our competitors are able to introduce solutions at lower prices and/or with increased functionality. In addition, our introduction of new or enhanced products requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices, and ensure that new products can be timely delivered to meet our end customers’ demand and to limit inventory obsolescence. For example, in January 2017, we announced HiveManager Connect, a simplified version of HiveManager included as part of our new Aerohive Connect product line designed for customers with less complex connectivity-oriented requirements. Under the Aerohive Connect program, customers may purchase access points with a simplified version of HiveManager, and community/email-based customer support, at lower list prices. Aerohive Connect customers can expand their Connect deployment, as needed, and can add subscriptions or licenses to our full-featured Select offering and premium support services. In May 2017, we announced that our Aerohive Connect and Select offerings are available across our entire portfolio of access points and switches. We believe that separating our product line into these two offerings will deliver compellingly priced cloud-managed hardware for connectivity-oriented deployments and enables us to capture more subscription and software license revenue from those customers who require a more advanced feature set and support. This program may reduce our revenue, or the rate of our revenue growth, as purchasers take advantage of the lower entry pricing for our products. In addition, it is unclear whether new customers will purchase our Connect products, or having purchased our Connect products will also purchase subscriptions to our Select offering, or whether our existing customers will continue to purchase our Select services and support offerings, in each case at all or at the levels we assume. If our customers, both new and existing, choose the simplified and lower-priced Connect product offering, as an alternative to our Select offering, we could see a shift in the mix of these product offerings, thus reducing overall revenue, gross margins and ability to achieve profitability.
Further, after delivering new products we may identify and must then timely address performance issues as the products are used in the field in a particular environment or at a scale which we could not replicate or did not anticipate during development. For example, we believe that we introduced our new HiveManager product to some of our larger and more complex customers before its feature set was able fully to address their requirements, which resulted in elongated sales cycles and reduced revenue opportunities, which specifically contributed to our lower revenue performance in the fourth quarter and our outlook for the first quarter of our fiscal year 2017. We believe that the lengthier sales cycle associated with our HiveManager offering, and its impact on our revenue opportunities and operating results, continued through 2017. Our end customers may also defer decisions to purchase our existing products in anticipation of our expected release of a next-generation product. We also may not correctly anticipate customer interest in or demand for new products and offerings, such as our A3 secure access management and authentication product, Aerohive Atom AP30 pluggable access point and family of enterprise-class 802.11ax access points, as well as our data analytics services or API and security platforms, or our customers may expect that we provide these additional services as part of our existing product support (and at no cost to them or incremental revenue to us). If we do not carefully manage the timing of our new products or product feature releases, and effectively support the new products and product feature releases, we could interfere with our end customers’ purchases and disrupt the pricing environment for our new and legacy products, which could drive down our revenues and operating margins.
As a result of these and other risks, we may not be successful in modifying our current products or introducing new products in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results and prospects would be materially harmed.
Our gross margin will vary over time and may decline in the future.
Our gross margin was 67.4%, 67.3% and 66.1% for fiscal years 2017 and 2016, and for the six months ended June 30, 2018, respectively. Our gross margin will vary over time, may be difficult to predict and may decline in future periods. Our gross margin also varies across our product lines and, therefore, a change in the mix of products our end customers purchase in any period would likely have a significant impact on our overall gross margin in the period. During periods where our subscription and support services and deferred revenue we recognize if the quarter may disproportionately contribute to our overall revenue mix our overall gross margins for the period may similarly exceed our public guidance or internal forecasts. This may be true even where our gross margins from product revenue may be declining, whether due to competitive product or pricing pressures or our end customers choosing lower-priced products, including our own, such as our Connect offering.

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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act ("SOX"), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting, which would include a disclosure of any material weaknesses our management identifies in our internal control over financial reporting.
We continue to develop our system and documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete on an annual and ongoing basis our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. Further, our independent registered public accounting firm is not required to report on the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an "emerging growth company," as defined by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") which will be commencing with our Annual Report on Form 10-K for the fiscal year ending December 31, 2019. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. To comply with the requirements of SOX, we are undertaking various actions, such as implementing new controls and procedures and utilizing internal and external resources. We have consumed and will continue to consume management resources and incur incremental expenses for SOX compliance on an ongoing basis.
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
A substantial portion of our revenue is from existing end customers. However, our revenue growth depends on our ability to identify and secure new customers who will provide additional revenue going forward. As such, our future revenue may also be negatively impacted by lower new-customer-acquisition levels in earlier periods. We believe our rate of customer acquisition slowed in fiscal years 2016 and 2017 as we began to transition our customers to new products and platforms. For example, we introduced our new HiveManager product to some of our larger and more complex customers before its feature set was able to fully address their requirements. We believe this resulted in elongated sales cycles and reduced revenue opportunities, and also contributed to lower new-customer-acquisition levels. We believe changes in our sales organization and turn-over or transition of personnel slowed our ability to maintain our rate of new customer acquisitions. Lower customer-acquisition rates in prior periods has contributed to lower current rates of revenue growth, which we believe may continue to affect for several quarters our ability to generate revenue growth. We primarily look to our channel partners to identify and secure new customer opportunities. Unless we are able, through these partnerships, to increase our rate of customer acquisition, our rate of revenue growth and future actual revenue performance may fall short of investor expectations and analyst forecasts, which would cause the price of our stock to decline.
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
Part of our strategy is to target new industry verticals and geographies. We currently focus a significant portion of our business on the education, hospitality and retail verticals, and to a lesser extent on finance and healthcare, which may depend on developing new products targeted to such sectors. Specifically, we intend to invest in the development of data applications and analytics capabilities which we feel may be attractive to our end customers, particularly in the retail vertical. In addition, we also plan to continue to expand to additional countries beyond those in which we currently operate. We also intend to invest in existing and new channel relationships to reach additional end customers to further diversify our revenue base. Targeting new industry verticals and geographies and developing customized products, data applications and partnerships, including channel partners targeting these industry verticals and geographies, may be expensive, require us to attract, train, develop, integrate and retain qualified employees and key sales personnel, and increase our research and development costs, as well as our sales and marketing expenditures. We may need to develop new product features or target new market segments, which could divert resources and attention from our existing products and target markets. We must also further develop and make more productive relationships with our channel partners and our channel partners’ ability to effectively market, distribute and support our products, which require specific investments and additional dedicated resources. Because we have limited experience in developing and managing such channels and markets, we may not be successful in further penetrating certain geographic regions or reaching a broader customer base. Failure to develop or manage additional sales channels effectively would limit our ability to succeed in these markets and could adversely affect our ability to grow our business.
We announced in April 2015 a new relationship with Dell, whereby Dell became a reseller of Aerohive’s Wi-Fi and cloud services and in November 2017 that, we had entered an OEM agreement which significantly expanded the scope of our resale relationship with Dell. We announced in June 2018, a global partnership with Juniper Networks, whereby Juniper can sell our cloud-managed Wi-Fi solution, including our family of .11ax access points and HiveManager cloud platform. In February 2016, we announced a partnership with SYNNEX Corporation, as a distributor of our products in the United States and Canada. To support these and other relationships, we will need to continue to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings, which could distract management’s attention and divert existing resources from our current business. We do not know if we will be successful in any of these efforts, or whether the level of success we achieve will justify the additional spending and specific investments and dedicated resources required. In addition, increasing the significance to us of Dell as a channel partner, including through broader partner relationships, could undermine the success of our other channel partners. For example, through our OEM relationship, Dell may have access to favorable pricing or integrated product offerings which may give them an advantage in identifying and securing customer opportunities. This could cause our product margins and associated revenue to decrease. Our other channel partners may also be less willing to continue to invest in and dedicate resources toward the marketing, distribution and support for our products, which could reduce the associated revenue we receive from them and our revenue overall.
It will also take time for us to fully realize the benefits from our continued channel relationships, including with Dell, in particular, as we negotiate the transition from a reseller to an OEM relationship. In addition, we cannot be certain that these partners, such as Dell, will continue to invest in the success of our partnership or, instead, choose to direct their resources to other partnerships, including potentially with our competitors. For example, in February 2018 Ruckus Wireless announced that it had signed an OEM agreement with Dell whereby Dell will also become a reseller of Ruckus’ portfolio of wireless solutions. If our channel partners fail to effectively market, distribute and support our products, or if our channel strategy, or particular channel partner initiatives or investments, such as with Dell or others we may identify, are otherwise unsuccessful, our revenue performance and operating margin would be harmed, which could adversely affect the value of our common stock.
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
We outsource the manufacturing of our products to third-party original design manufacturers located in China and Taiwan, where they perform quality inspections, and conduct reliability tests, before they ship finished products to our warehouse centers for managing inventory and delivery logistics located in the U.S., the Netherlands, Malaysia and China. We operate these logistics centers currently for all end customer shipments, whether destined to locations in North, South and Central America (the "Americas"), Europe, the Middle East and Africa ("EMEA"), or Asia Pacific and Japan ("APAC").
Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs, product supply and timing of product availability. Any manufacturing or shipping disruption by these third parties could severely impair our ability to fulfill orders. If we are unable to manage effectively our relationships with these third parties, or if these third parties suffer delays, manufacturing disruptions or volatility in component pricing or availability, experience increased manufacturing lead-times, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery and quality purposes, for any reason, our ability to ship products to our end customers would be severely impaired and our reputation and our relationship with our channel partners and end customers would be seriously harmed. Additionally, labor unrest or disruption to trade or the expected movement of our product could delay delivery of our products by third parties, or by us to our channel partners and end customers, which could significantly delay revenue or increase our costs and in ways we cannot currently anticipate. Any natural disaster, political instability, disruption in labor or foreign relationships could also disrupt our relationships with our manufacturers or delay their ability to timely deliver our products.
Our original design manufacturers typically fulfill our supply requirements on the basis of individual orders. We also do not have long-term contracts with our third-party manufacturers that guarantee capacity, the continuation of particular pricing terms or the extension of credit limits. Accordingly, our third-party manufacturers are not obligated to continue to fulfill our supply requirements, which could result on short notice to us of supply shortages and increases in the prices we are charged for manufacturing services. In addition, as a result of global financial market conditions, natural disasters, labor disruption, uncertain trade or political environment, or other causes, it is possible that any of our manufacturers could experience interruptions in production, cease operations, impose on us additional costs or otherwise alter our current arrangements. If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes, or on current or acceptable terms and prices, we will be required to identify one or more acceptable alternative manufacturers. In addition, we may reduce orders with our design manufacturers in response to volatile market conditions or fluctuating demand for our products. Lower order levels for our products, in particular which continue over several quarters, may cause our manufacturing partners to increase their manufacturing costs to us, shift their resources to other partners or discontinue their partnership with us.
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
We rely on our manufacturing partners to select and source the component parts within our products. We do not choose or contract directly with the component parts providers and do not have manufacturing contracts that guarantee us any fixed access to such component parts, or at specific pricing. This absence of any relationship between us and the component suppliers or direct and long-term component supply contracts may increase the risk of issues relating to the quality, performance, operability or cost of such component parts and our exposure to shortages of component availability and to price fluctuations related to the raw material inputs for such components, foreign exchange adjustments and other factors.
Moreover, we currently depend on a single source or limited number of sources for several components for our products. For example, each of our products typically incorporates third-party components that have no more than two suppliers. In some instances, we may have a sole source for critical components, such as semiconductor chip sets or other components critical to product functionality. We have also recently seen consolidation amongst component manufacturers, in particular of semiconductor chip set suppliers, and rises in component prices and more restrictive component availability as a result. If our manufacturing partners were unable to obtain such components for any reason, or on a limited basis or at increased prices, they would be unable to manufacture such product at all, or in the quantities we need or at pricing we expect, and in order to secure such components, at all or as needed to meet our customer requirements, we may have to pay higher prices (thus, reducing our gross margins). For example, industry demand for basic components, such as multi-layer ceramic components essential for manufacturer of much of our hardware, has recently risen significantly relative to supply, and associated costs has risen and availability become more restrictive and uncertain. We expect this condition to continue for some period and increase such component costs and delay availability to us, perhaps significantly. We have also entered into license agreements with some of our suppliers for technologies used in our products, and the termination of these agreements, which can generally be done on relatively short notice, could have a material adverse effect on our access to these technologies and, thus, on our business. Termination of these agreements could also make technology used in or developed for our products available to our competitors. If any of those manufacturing agreements was terminated, we could experience significant supply disruptions and be required to redesign some of our products in order to incorporate technology from alternative sources, and any such termination of the agreement, disruption in supply and redesign of certain of our products could materially and adversely affect our business and operating results. Volatility and unpredictability in the level of business we provide to our manufacturing partners could also cause them to divert resources and attention to other business partners, including our competitors, who can provide a greater or more dependable level of business to support their operations.
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
For example, we announced in April 2015 a new relationship with Dell Inc., whereby Dell became a reseller of Aerohive’s Wi-Fi and cloud services, and in November 2017, that we had an OEM agreement which significantly expanded the scope of our resale relationship with Dell. We announced in June 2018, a global partnership with Juniper Networks, whereby Juniper can sell our cloud-managed Wi-Fi solution, including our family of .11ax access points and HiveManager cloud platform. In February 2016, we announced a partnership with SYNNEX Corporation as a distributor of our products in the United States and Canada. To support these and other relationships, we are continuing to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings. In addition, we have cannot be certain that these partners, such as Dell, will continue to invest in the success of our partnership or, instead, choose to direct their resources to other partnerships, including potentially with our competitors. In addition, increasing the significance to us of Dell as a channel partner, including through broader partner relationships, could undermine the success of our other channel partners. For example, through our OEM relationship, Dell may have access to favorable pricing or integrated product offerings which may give them an advantage in identifying and securing customer opportunities. This could cause our product margins and associated revenue to decrease. Our other channel partners may also be less willing to continue to invest in and dedicate resources toward the marketing, distribution and support for our products, which could reduce the associated revenue we receive from them and our revenue overall.
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

Our future success also depends on our ability to continue to attract, integrate and retain highly skilled personnel, especially skilled executives and sales and engineering employees. We have experienced in the past higher-than-normal turn-over, especially amongst our sales personnel, and continue to replace personnel where we think needed to improve our operations and product development capabilities and processes. We also continue to replace personnel as part of our ongoing performance and expense management initiatives. Turn-over is highly disruptive to our operations and has had and could continue to have an adverse effect on our revenue. In addition, competition for highly skilled personnel is frequently intense, especially in Silicon Valley, where we maintain our headquarters and a substantial operating and sales presence. Compensation for new and existing employees has been increasing significantly of late. in particular employees in Silicon Valley, increasing our operating expenses (and thus reducing our operating margins). Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. The lack of performance in our stock price may affect our ability to attract new employees or retain existing employees by decreasing the perceived value of any stock-based compensation we may offer or they may hold. Prolonged periods of low performance or volatility in our stock price could negatively impact our appeal as an employer, harm employee morale or increase employee turnover, including amongst our Silicon Valley and China-based employees. Any failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs may negatively impact our growth. Also, to the extent we hire personnel from our competitors, we may be subject to allegations that we have improperly solicited these employees, that they have divulged to us proprietary or other confidential information of their former employers, or that their former employers own their inventions or other work product. This may expose us to significant liability and litigation risk.
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
The European Union model has been replicated substantially or in part in various jurisdictions outside the U.S., including in certain Asia-Pacific Economic Cooperation countries. Changes in European Union data protection regulations, including the General Data Protection Regulation ("GDPR") have introduced new and additional operational requirements for companies that receive personal data, which also have included significant additional compliance requirements and increased penalties for non-compliance. For example, the GDPR, which became fully effective on May 25, 2018, superseded existing European Union data protection laws. The GDPR includes more stringent operational requirements for companies processing European Union personal data, and imposes significant penalties for non-compliance. Further, some countries may require separate and local storage and processing of data that could limit certain of our product applications and solutions and increase the cost and complexity of selling our solutions or maintaining our business operations in those jurisdictions. California has also introduced broad rules, which may or may not anticipate and be consistent with rules expected to be adopted by our federal government. Our introduction of new data platforms, applications and solutions or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. For instance, participation in the federal E-Rate funding program may subject us to additional privacy and data use restrictions under U.S. federal, state, and local laws and regulations relating to the processing of data relating to students or children.
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
We derive a significant portion of our revenue from end customers and channel partners outside the United States. For the six months ended June 30, 2018 and 2017, we attributed 42% and 32% of our revenue to our international end customers and channel partners. As of June 30, 2018, approximately 46% of our full-time employees were located outside of North America, with 28% located in China. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will continue to require significant management attention and our financial investment. In addition, the United States and other countries have recently engaged in counter-vailing trade sanctions and tariffs, both on goods imported to United States and goods we may export from the United States to other countries. In retaliation, various countries are considering export regulations and other regulatory or contractual limitations, such as import, technical and other certification requirements and restrictions on our ability to sell or develop our products in certain foreign markets.
Given the extent of our international operations, we are subject to other inherent risks and our future results could be adversely affected by a number of other factors, including:

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
Our cash, cash equivalents and short-term investments were $87.6 million as of June 30, 2018, which we held as money market funds, U.S. treasury securities, commercial paper and investment-grade corporate debt securities with Moody's and S&P ratings of A-/A3 or better. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Any deterioration in the U. S. and global credit and financial markets could cause losses or significant deterioration in the value of our cash, cash equivalents or possible investments. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents and possible investments, which may affect our ability to fund future obligations. Further, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our business, operating results and financial condition.
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
We have limited experience identifying, making investments in, purchasing and integrating third-party companies, technologies or other assets that could be complementary to our business or help advance our strategy, in particular, internationally. As a result, our ability as an organization to identify, invest in, acquire and integrate other companies, technologies or other assets in a successful manner is unproven. We may not be able to find suitable investment or acquisition candidates, and we may not be able to complete such investments or acquisitions on favorable terms, if at all. If we do complete investments or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any investments or acquisitions we complete could be viewed negatively by our end customers, investors and financial analysts. In addition, if we are unsuccessful at integrating such acquisitions, or the technologies associated with such investments or acquisitions, the business prospects, operating results and financials of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may also be required to write-down the value of such investments, where the performance of the Company or our ability to account for such investment falls below the original investment value. Such write-downs could be material in any reporting period. Cross-border transactions may involve complex regulatory, labor or government compliance requirements which we may not fully anticipate or which could impose ongoing cost and require significant management attention and resources. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition, including accounting charges. We may have to pay cash, assume liabilities, incur debt or issue equity securities to pay for any such investment or acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any such investment or acquisition could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
Our future capital needs are uncertain, and we may need to raise additional funds in the future. If we require additional funds in the future, those funds may not be available on acceptable terms, or at all.
Our cash, cash equivalents and short-term investments were $87.6 million as of June 30, 2018. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs for at least the next 12 months. We may, however, need to raise substantial additional capital in the future to:

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
On June 21, 2012, we entered into a revolving credit facility with Silicon Valley Bank, which we refer to, as amended, as our Revolving Credit Facility. As of June 30, 2018, we have $20.0 million drawn under the Revolving Credit Facility.
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
Subscription and support revenue, consisting of sales of new or renewal subscription and support and maintenance contracts, accounts for a significant portion of our revenue, comprising 29% and 25% of our total revenue for the six months ended June 30, 2018 and 2017, respectively. Our service revenue may decline and fluctuate as a result of a number of factors, including end customers’ level of satisfaction with our offerings, the prices, pricing and changes in the scope of our offerings, the prices of products and services offered by our competitors and reductions in our end customers’ spending levels. We are developing and implementing systems to enable us better to track and timely identify renewal opportunities. If our sales of new or renewal subscription and support and maintenance contracts decline, or we are not able to manage efficiently increased support transaction volumes, including renewals, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one, three or five years. As a result, much of the service revenue we report each quarter is the recognition of deferred revenue from service contracts entered during previous quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one quarter will not be fully reflected in revenue in that quarter but will continue to negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time and the associated revenue we recognize could be lower in any particular quarter.
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
We protect our proprietary information and technology through licensing agreements, third-party nondisclosure agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the United States and similar laws in other countries. As of June 30, 2018, we held 63 patents issued and 49 applications pending in the United States (as well as certain foreign equivalents issued and applications pending outside the United States). These patents issued in the U.S. will expire between 2028 and 2036.
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
We continue to review our usage of open-source software in our products, and to analyze the impact of such usage on our products and business. We may not be able to identify all of the risks regarding our use of open-source software and what steps we will need to take to come into compliance with applicable license terms. Moreover, our implementation of tools and policies designed to monitor our ongoing use of open-source software in our products may not be adequate or entirely effective in all instances. Depending on our determination of the impact on our business of compliance with applicable open-source license requirements, we may re-engineer certain aspects of our products and/or seek licenses from third parties in order to demonstrate compliance with applicable license terms. Our review to date has identified certain uses of third-party open-source software that, under the terms of applicable open-source licenses, will require us to provide certain additional notices, and to distribute and to offer to release certain of our source code under open-source software license terms, which we currently anticipate doing. We are also re-engineering certain portions of our products to limit the scope of and potential impact on our business of such disclosure and licensing requirements going forward. We do not know the full extent of such required disclosures or re-engineering efforts, or if and on what terms such alternative licenses could be available and whether our reengineering efforts will be sufficient to demonstrate substantial compliance with applicable licensing requirements. Even where we have reengineered new product or platform offerings, we will likely be required to support for some period into the future legacy products and platforms utilizing software which does not comply with applicable license requirements. In such instances, we may nonetheless have exposure to third-party claims regarding our ability to demonstrate compliance with applicable open-source license requirements.
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
The trading price of our common stock has fluctuated substantially. From the date of our initial public offering in March 2014 through June 30, 2018, the high and low trading price for our common stock as reported by the New York Stock Exchange ranged between a high of $12.23 and a low of $3.02. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock, since you might not be able to sell your shares at or above the price you paid.
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

A small number of stockholders currently each holds more than 5% of our common stock. These stockholders include certain of our directors and our C.E.O., and their affiliates, but also stockholders with no affiliation with our company. The average daily trading volume in our stock is limited and any sales of our common stock by any of these stockholders (or, in the case where such stockholders are investment funds, distribution of our stock to their investors and their subsequent sale), could significantly increase trading volatility in and significantly lower the market price of our common stock, regardless of our actual operating performance.
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

In February 2016, our board of directors authorized a stock repurchase program. Under the program, we were authorized to repurchase shares of our common stock for an aggregate purchase price of up to $10 million. In August 2017, our board of directors extended this program through June 30, 2018, and we announced in November 2017 that our board had increased to $20 million the aggregate purchases permitted under this program. In July 2018, our board of directors further extended this program through June 30, 2020. Under the program, we may purchase shares of our stock from time to time, in the open market or through private transactions, subject to market conditions, in compliance with applicable state and federal securities laws. However, the timing and number of our share repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities available to us. We may also choose to defer or limit repurchases given other uses of our cash or our desire to preserve cash balances. As of June 30, 2018, we had repurchased under this program 1,610,204 shares of our common stock at a total price of $7.2 million and average purchase price of $4.50 per share of our common stock.
Although our board of directors authorized the program, we are not obligated to repurchase any minimum or specific number or dollar amount of shares. In addition, we may suspend or terminate the program at any time before its expiration as of June 30, 2020. Our repurchases of common stock could affect the market price of our common stock or increase its volatility. For example, the existence of a share repurchase program could cause our share price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. We also cannot assure that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchase our stock, and short-term stock price fluctuations could reduce the program’s effectiveness.
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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sale of Unregistered Securities
None.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS
See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
EXHIBIT INDEX

Exhibit No.		Description of Document

10.1		2014 Employee Stock Purchase Plan, as amended and restated, as of July 18, 2018
10.2		Form of Restricted Stock Unit Agreement
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of August 2018.

AEROHIVE NETWORKS, INC.

By:	/s/ David K. Flynn
David K. Flynn
President and Chief Executive Officer

AEROHIVE NETWORKS, INC.

By:	/s/ John Ritchie
John Ritchie
Chief Financial Officer