Form 10-Q
period 2018-09-30
AEROHIVE NETWORKS, INC
filed 2018-10-31
CIK 1372414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018.

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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨ ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.001, outstanding as of October 26, 2018 was 55,555,420.

The Aerohive Networks design logo and the marks “Aerohive®,” “HiveManager®,” “HiveOS®,” "Aerohive Networks™, "Aerohive Atom AP30™,” “Aerohive Connect™,” “HiveManager Connect™,” “Aerohive Select™,” and “HiveCare Select™” are the property of Aerohive Networks, Inc. All Rights Reserved. This Quarterly Report on Form 10-Q contains additional trade names, trademarks and service marks of other companies.

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AEROHIVE NETWORKS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
ASSETS		(As Adjusted)*
CURRENT ASSETS:
Cash and cash equivalents	$32,473	$27,249
Short-term investments	62,270	57,675
Accounts receivable, net of allowance for doubtful accounts of $22 and $127 as of September 30, 2018 and December 31, 2017, respectively	14,810	17,662
Inventories	13,690	13,495
Prepaid expenses and other current assets	6,430	6,396
Total current assets	129,673	122,477
Property and equipment, net	6,529	6,381
Goodwill	513	513
Other assets	5,244	4,900
Total assets	$141,959	$134,271
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,117	$11,946
Accrued liabilities	8,568	8,602
Debt, current	20,000	—
Deferred revenue, current	38,183	33,279
Total current liabilities	81,868	53,827
Debt, non-current	—	20,000
Deferred revenue, non-current	37,642	33,761
Other liabilities	1,612	1,769
Total liabilities	121,122	109,357
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share - 25,000,000 shares authorized as of September 30, 2018 and December 31, 2017; no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, par value of $0.001 per share - 500,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 55,505,380 and 54,171,498 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	56	55
Additional paid–in capital	289,383	278,528
Treasury stock - 1,929,016 and 1,361,243 shares as of September 30, 2018 and December 31, 2017, respectively	(8,572)	(6,216)
Accumulated other comprehensive loss	(25)	(30)
Accumulated deficit	(260,005)	(247,423)
Total stockholders’ equity	20,837	24,914
Total liabilities and stockholders’ equity	$141,959	$134,271
See notes to condensed consolidated financial statements.
* The Company has adjusted certain amounts for the retrospective change in accounting policy for revenue recognition
(See Note 1).

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:		(As Adjusted)*		(As Adjusted)*
Product	$28,817	$29,162	$83,151	$88,234
Subscription and support	11,735	10,139	33,643	29,597
Total revenue	40,552	39,301	116,794	117,831
Cost of revenue (1):
Product	10,595	9,880	29,645	29,165
Subscription and support	3,344	3,244	10,131	9,573
Total cost of revenue	13,939	13,124	39,776	38,738
Gross profit	26,613	26,177	77,018	79,093
Operating expenses:
Research and development (1)	8,529	9,260	26,389	28,032
Sales and marketing (1)	15,449	16,153	46,850	51,001
General and administrative (1)	5,243	5,700	16,469	17,486
Total operating expenses	29,221	31,113	89,708	96,519
Operating loss	(2,608)	(4,936)	(12,690)	(17,426)
Interest income	437	180	1,063	484
Interest expense	(196)	(135)	(543)	(412)
Other expense, net	(6)	(90)	(210)	(268)
Loss before income taxes	(2,373)	(4,981)	(12,380)	(17,622)
Provision for income taxes	60	75	202	369
Net loss	$(2,433)	$(5,056)	$(12,582)	$(17,991)
Net loss per share, basic and diluted	$(0.04)	$(0.09)	$(0.23)	$(0.34)
Weighted-average shares used in computing net loss per share, basic and diluted	55,381,268	53,683,727	54,851,435	53,070,863

(1) Includes stock-based compensation as follows:
Cost of revenue	$170	$313	$672	$860
Research and development	1,094	1,329	3,108	3,082
Sales and marketing	1,152	1,566	3,259	4,361
General and administrative	1,415	1,756	4,047	4,658
Total stock-based compensation	$3,831	$4,964	$11,086	$12,961

See notes to condensed consolidated financial statements.
* The Company has adjusted certain amounts for the retrospective change in accounting policy for revenue recognition
(See Note 1).

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(As Adjusted)*		(As Adjusted)*
Net loss	$(2,433)	$(5,056)	$(12,582)	$(17,991)
Unrealized gain on available-for-sale investments, net of tax	19	29	5	22
Comprehensive loss	$(2,414)	$(5,027)	$(12,577)	$(17,969)

See notes to condensed consolidated financial statements.
* The Company has adjusted certain amounts for the retrospective change in accounting policy for revenue recognition (See Note 1).

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities		(As Adjusted)*
Net loss	$(12,582)	$(17,991)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,277	2,371
Stock-based compensation	11,086	12,961
Other	(494)	(45)
Changes in operating assets and liabilities:
Accounts receivable, net	2,852	9,004
Inventories	(195)	(577)
Prepaid expenses and other current assets	(34)	(1,054)
Other assets	(344)	(183)
Accounts payable	2,874	(911)
Accrued liabilities	(30)	(329)
Other liabilities	(20)	93
Deferred revenue	8,785	4,476
Net cash provided by operating activities	14,175	7,815
Cash flows from investing activities
Purchases of property and equipment	(2,129)	(510)
Maturities of short-term investments	60,551	29,600
Purchases of short-term investments	(64,647)	(36,189)
Net cash used in investing activities	(6,225)	(7,099)
Cash flows from financing activities
Proceeds from employee stock option exercises and employee stock purchase plan	1,659	3,113
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(1,888)	(1,070)
Payment to repurchase common stock	(2,356)	(3,030)
Payment on capital lease obligations	(141)	(126)
Net cash used in financing activities	(2,726)	(1,113)
Net increase (decrease) in cash and cash equivalents	5,224	(397)
Cash and cash equivalents at beginning of period	27,249	34,346
Cash and cash equivalents at end of period	$32,473	$33,949
Supplemental disclosure of cash flow information
Income taxes paid	$102	$295
Interest paid	$557	$424
Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment purchases	$363	$62

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
Use of Estimates
When preparing the accompanying consolidated financial statements in conformity with GAAP, management makes estimates and assumptions that affect the amounts the Company reports in the consolidated financial statements and accompanying notes. Those estimates and assumptions include, among others, the determination of a standalone selling price (SSP) for revenue arrangements with multiple performance obligations, determination of fair value of stock-based awards, inventory valuation, accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions, allowance for sales reserves, allowance for rebate reserves, allowance for doubtful accounts, and warranty costs. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As the Company cannot determine future events and their effects with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the consolidated financial statements.
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. The Company remeasures the transactions denominated in currencies other than the functional currency at the average exchange rate in effect during the reporting period. At the end of each reporting period, the Company remeasures its subsidiaries’ monetary assets and liabilities to the U.S. dollar using exchange rates in effect at the end of the reporting period. The Company remeasures its non-monetary assets and liabilities at historical exchange rates. The Company records gains and losses related to remeasurement in other income (expense), net in the consolidated statements of operations. Foreign currency exchange losses have not been significant in any period presented and the Company has not undertaken any hedging transactions related to foreign currency exposure.
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
The Company has finalized the adoption of the standard and adjusted product revenue was $113.1 million and $134.6 million for fiscal years ended December 31, 2017 and 2016, respectively, and subscription and support revenue was $40.4 million and $33.3 million for fiscal years ended December 31, 2017 and 2016, respectively. The adoption of the standard resulted in a decrease in total deferred revenue of $3.3 million as of December 31, 2017, driven by the Company's recognition in the period of revenue related to stocking distributors upon shipment and also the removal of the limitation on contingent revenue accelerating revenue recognition for certain contracts. The adoption of the standard resulted in a decrease of $0.3 million in capitalized contract costs as of December 31, 2017. The adoption of this standard resulted in an increase in total revenue by $2.2 million and $2.1 million, respectively, for the three and nine months ended September 30, 2017. The adoption of this standard did not have a significant impact on the Company's total costs of revenue and sales commission for the three and nine months ended September 30, 2017. In addition, the adoption of the standard had no significant impact on the provision for income taxes and the net cash provided by (used in) operating, investing, or financing activities on the Company's consolidated statements of cash flows.
ASC 606 Adoption Impact to Previously Reported Results
The following tables present the impacts to reported results from the Company's adoption of the standard on the Company's condensed consolidated balance sheets and condensed consolidated statements of operations.

Consolidated Balance Sheet (in thousands)

	As of December 31, 2017
	As Reported	Impact of Adoption	As Adjusted

Prepaid expenses and other current assets	$6,513	$(117)	$6,396
Total current assets	122,594	(117)	122,477
Other assets	5,124	(224)	4,900
Total assets	134,612	(341)	134,271
Deferred revenue, current	34,281	(1,002)	33,279
Total current liabilities	54,829	(1,002)	53,827
Deferred revenue, non-current	36,083	(2,322)	33,761
Total liabilities	112,681	(3,324)	109,357
Accumulated deficit	(250,406)	2,983	(247,423)
Total stockholders' equity	21,931	2,983	24,914
Total liabilities and stockholders' equity	$134,612	$(341)	$134,271

Consolidated Statements of Operations (in thousands, except per share amounts)

	Three Months Ended September 30, 2017
	As Reported	Impact of Adoption	As Adjusted

Product revenue	$26,750	$2,412	$29,162
Subscription and support	10,318	(179)	10,139
Total Revenue	37,068	2,233	39,301
Cost of revenue - Product	9,408	472	9,880
Total cost of revenue	12,652	472	13,124
Gross profit	24,416	1,761	26,177
Sales and marketing	15,948	205	16,153
Total operating expenses	30,908	205	31,113
Operating loss	(6,492)	1,556	(4,936)
Net loss	$(6,612)	$1,556	$(5,056)
Net loss per share, basic and diluted	$(0.12)	$0.03	$(0.09)

	Nine Months Ended September 30, 2017
	As Reported	Impact of Adoption	As Adjusted
Product revenue	$85,666	2,568	88,234
Subscription and support	30,053	(456)	29,597
Total Revenue	115,719	2,112	117,831
Cost of revenue - Product	28,760	405	29,165
Total cost of revenue	38,333	405	38,738
Gross profit	77,386	1,707	79,093
Sales and marketing	50,807	194	51,001
Total operating expenses	96,325	194	96,519
Operating loss	(18,939)	1,513	(17,426)
Net loss	$(19,504)	$1,513	$(17,991)
Net loss per share, basic and diluted	$(0.37)	$0.03	$(0.34)

Effect on certain items in the Statement of Cash Flows (operating activities, in thousands)

	Nine Months Ended September 30, 2017
	As Reported	Impact of Adoption	As Adjusted
Cash flows from operating activities:
Net loss:	$(19,504)	$1,513	$(17,991)
Adjustments to reconcile net loss to net cash provided by operating activities:
Prepaid expenses and other current assets	(1,575)	521	(1,054)
Other assets	(262)	79	(183)
Deferred revenue	6,589	(2,113)	4,476

Revenues by geographic location, based on the billing address of the respective channel partner’s bill-to location, which reflect the Company's adoption of ASC 606, are as follows: (in thousands)

	Three Months Ended September 30, 2017
	As Reported	Impact of Adoption	As Adjusted
Americas	$22,613	$1,461	$24,074
Europe, Middle East and Africa	11,141	315	11,456
Asia Pacific	3,314	457	3,771
Total revenues	$37,068	$2,233	$39,301

	Nine Months Ended September 30, 2017
	As Reported	Impact of Adoption	As Adjusted
Americas	$75,672	$1,679	$77,351
Europe, Middle East and Africa	31,371	610	31,981
Asia Pacific	8,676	(177)	8,499
Total revenues	$115,719	$2,112	$117,831
Under ASC 606, the Company recognizes revenue as of the time of transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to from those goods or services. As shown on the condensed consolidated statement of operations, the Company derives revenue from two sources: (i) product, which includes hardware and software license revenue, and (ii) subscription and support, which includes post-contract customer support (PCS) and software delivered as a service (SaaS).
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

Revenue Recognition
The Company’s product revenue consists of sales to distributors, and value-added resellers, or VARs and an original equipment manufacturing partner, or OEM partner. The Company considers purchase orders such distributors, VARs and OEM partner issue to the Company, which are in some cases governed by master sales agreements, to be the Company's contracts with such customers, as such documents provide enforceable rights and obligations between the Company and distributor, VAR or OEM partner. As part of its consideration of the contract, the Company evaluates certain factors, including the customer’s ability to pay (or credit risk). For each contract, the Company considers the promise to transfer goods or services to be the identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. The Company allocates the transaction price to each distinct performance obligation based on a relative standalone selling price. The Company recognizes revenue when control of the product or service is transferred to the customer (i.e., when the performance obligation is satisfied). Further, in determining whether control has transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership has transferred to the customer.
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

Significant Judgments

The Company's contracts with customers often include promises to transfer multiple products and services to the customer. The Company may exercise significant judgment when determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together. The Company may also exercise judgment to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the hardware and recognized upon transfer of control.

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

Disaggregation of Revenue

Product Revenue - The Company’s product revenue consists of revenue from the sale of the Company’s hardware products, majority of which contains an embedded HiveOS software, the Company's proprietary operating system that is not considered to be distinct in the context of the contract. Therefore, the Company considers its hardware appliances together with related embedded HiveOS software (collectively, the "hardware”) as a single performance obligation. The Company transfers these items to the customer concurrently. The Company recognizes hardware revenue upon transfer of control to its customers, which occurs upon shipment. The Company’s product revenue includes the sales of software licenses of HiveManager, a license-based unified networking management system, which consists of the purchase of a perpetual license of the HiveManager software. The Company generally recognizes revenue from its software licenses upon transfer of control to its customers.

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

See the condensed consolidated statement of operations for the Company's product revenue and subscription and support revenue amounts for the three and nine months ended September 30, 2018 and 2017, respectively.
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

The Company records deferred revenue when it invoices the customer, collection is probable, and the associated revenue has not yet been earned. The current portion of deferred revenue represents the amounts the Company expects to recognize as revenue within one year of the condensed consolidated balance sheet date. See Note 3, Consolidated Balance Sheet Components, for the changes in the deferred revenue and deferred commissions during the three and nine months ended September 30, 2018 and 2017, respectively.
Contracted-But-Not-Recognized Revenue

The Company's contracted-but-not-invoiced performance obligations do not include the option for its customers to cancel. The Company's revenue allocated to remaining performance obligations represents contracted revenue that the Company has not yet recognized (“contracted-but-not-recognized”), which includes deferred revenue and non-cancelable amounts that the Company will invoice and recognize as revenue in future periods. Contracted-but-not-recognized revenue was $77.7 million as of September 30, 2018, of which the Company expects to recognize approximately 52% over the next 12 months and the remainder thereafter.
Other Recently Adopted Accounting Pronouncements
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments, to clarify certain aspects of ASU No. 2016-01. The Company adopted these standards effective January 1, 2018. The Company's adoption of these standards did not have a material impact on the Company's financial statements.
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

Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in Topic 840. This standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The standard also requires qualitative and quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including the Company's significant judgments and changes in judgments. This standard is effective beginning January 1, 2019. The Company currently believes the standard will have a material impact on its consolidated balance sheet but will not have a material impact on its consolidated income statement. The most significant impact relates to our accounting for real-estate leases which will be recorded as Right of Use (ROU) assets with associated lease liabilities on the balance sheet upon adoption. The Company is continuing to evaluate the potential impact of this standard on its consolidated financial statements.
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
The Company has entered into separate agreements with certain individual channel partners that are part of a consolidated group of entities which collectively constitute greater than 10% of the Company’s total revenue or accounts receivable balance for certain periods, as presented in the tables below.

The percentages of revenue from a consolidated group of entities (Channel Partner A and Channel Partner B) greater than 10% of total consolidated revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(As Adjusted)		(As Adjusted)
Channel Partner A	13.3%	16.3%	15.0%	15.1%
Channel Partner B	48.3%	39.2%	41.3%	25.6%

The percentages of receivables from a consolidated group of entities (Channel Partner A, Channel Partner B and Channel Partner C) greater than 10% of total consolidated accounts receivable were as follows:

	September 30,	December 31,
	2018	2017
Channel Partner A	21.7%	27.9%
Channel Partner B	31.0%	29.4%
Channel Partner C	13.1%	*

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
The Company classified its cash equivalents and short-term marketable investments within Level 1 and Level 2 in the fair value hierarchy as of September 30, 2018 and December 31, 2017, respectively. Level 1 assets include highly liquid money market funds that the Company includes in cash equivalents. The Company classifies these instruments within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. Level 2 assets include U.S. treasuries, corporate securities, agency securities and commercial paper. The Company classifies these instruments within Level 2 of the fair value hierarchy because they are valued based on pricing obtained from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model driven valuations using observable market date or inputs corroborated by observable market data. The Company classifies these instruments as short-term investments unless their maturities are three months or less when purchased, in which case the Company includes them in cash and cash equivalents. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency, which the Company obtains from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets.

The components of the Company’s Level 1 and Level 2 assets were as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cash equivalents	Short-term investments
	(in thousands)
Level 1:
Money market funds	7,806	—	7,806	7,806	—
	$7,806	$—	$7,806	$7,806	$—
Level 2:
U.S. treasuries	12,446	(10)	12,436	—	12,436
Corporate securities	20,517	(15)	20,502	2,000	18,502
Commercial paper	33,328	—	33,328	1,996	31,332
	$66,291	$(25)	$66,266	$3,996	$62,270
Total	$74,097	$(25)	$74,072	$11,802	$62,270

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cash equivalents	Short-term investments
	(in thousands)
Level 1:
Money market funds	7,538	—	7,538	7,538	—
	$7,538	$—	$7,538	$7,538	$—
Level 2:
U.S. treasuries	9,480	(3)	9,477	—	9,477
Corporate securities	15,293	(27)	15,266	—	15,266
Commercial paper	32,932	—	32,932	—	32,932
	$57,705	$(30)	$57,675	$—	$57,675
Total	$65,243	$(30)	$65,213	$7,538	$57,675
All short-term investments the Company held as of September 30, 2018 and December 31, 2017 contractually mature within one year from these respective dates.
Unrealized gains and losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, the Company does not intend to sell, and it is not more likely than not that the Company would be required to sell, these investments before recovery of their cost basis. As a result, there was no other-than-temporary impairment for these investments as of September 30, 2018 and December 31, 2017.
3. CONSOLIDATED BALANCE SHEET COMPONENTS
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2018	2017
		(As Adjusted)
	(in thousands)
Deferred sales commissions, current portion	$3,216	$3,072
Prepaid expenses	2,464	2,543
Other	750	781
Total prepaid expenses and other current assets	$6,430	$6,396

Property and Equipment, Net
Property and equipment, net consists of the following:

		September 30,	December 31,
	Estimated Useful Lives	2018	2017
		(in thousands)
Computer and other equipment	3 years	$1,743	$1,713
Manufacturing, research and development laboratory equipment	3 years	5,540	4,630
Software	2 to 5 years	9,595	8,182
Office furniture and equipment	3 to 7 years	2,066	2,061
Leasehold improvements	shorter of useful life or lease term	1,049	1,017
Property and equipment, gross		19,993	17,603
Less: Accumulated depreciation and amortization		(13,464)	(11,222)
Property and equipment, net		$6,529	$6,381
The software category includes the capitalized software for the Company's cloud service platform. The Company amortizes these capitalized costs to cost of subscription and support revenue on a straight-line basis over an estimated useful life of the software of five years.
Depreciation and amortization expense was $0.8 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively, and $2.3 million and $2.4 million for the nine months ended September 30, 2018 and 2017, respectively.
Office furniture and equipment classified under capital lease was $1.2 million at September 30, 2018 and December 31, 2017 respectively, and the related accumulated depreciation was $0.6 million and $0.4 million at September 30, 2018 and December 31, 2017, respectively.
Other Assets
Other assets consist of the following:

	September 30,	December 31,
	2018	2017
		(As Adjusted)
	(in thousands)
Deferred sales commissions, non-current portion	$3,129	$2,947
Investment in privately held company	1,500	1,500
Other	615	453
Total other assets	$5,244	$4,900

Deferred Sales Commission
The current portion of deferred commission represents the amounts that the Company expects to recognize as commission expense within one year of the consolidated balance sheet date. Significant changes in the balance of total deferred commission (contract asset) during the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(As Adjusted)		(As Adjusted)
	(in thousands)		(in thousands)
Beginning balance	$6,475	$6,349	$6,019	$5,766
Recognized	(3,374)	(3,219)	(10,140)	(10,512)
Additions	3,244	3,217	10,466	11,093
Total deferred commission	$6,345	$6,347	$6,345	$6,347
Current portion	$3,216	$3,206	$3,216	$3,206
Non-current portion	$3,129	$3,141	$3,129	$3,141

Of the $6.3 million total deferred commission balance as of September 30, 2018, the Company expects to recognize approximately 51% as commission expense over the next 12 months and the remainder thereafter.
Investment in Privately Held Company
In January 2016, the Company paid $1.5 million in cash to purchase a convertible note issued by a privately held company, which provides Wi-Fi application and analytics. In June 2017, the convertible note and accrued interest on the note converted into shares of preferred stock of the privately held company and the note was canceled. The accrued interest on the note was immaterial. The Company currently has no significant voting rights, investor rights or influence over the privately held company. Since the investment has no readily determinable market value, the Company elected the measurement alternative. As of September 30, 2018, the Company carried the investment at the value of original principal and the Company reviews such carried value quarterly for indicators of fair-value changes when there are observable prices less any potential impairment. The Company did not recognize a change in value or impairment for the three months ended September 30, 2018 and 2017, as there were no identified events or changes in circumstances that might have a significant impact on the carrying value. The Company has classified the investment as other assets on the condensed consolidated balance sheet.
Accrued Liabilities
Accrued liabilities consist of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)
Accrued compensation	$7,203	$6,971
Accrued expenses and other liabilities	1,177	1,385
Warranty liability, current portion	188	246
Total accrued liabilities	$8,568	$8,602
Deferred Revenue
The current portion of deferred revenue represents the amounts that the Company expects to recognize as revenue within one year of the consolidated balance sheet date. Significant changes in the balance of total deferred revenue (contract liability) during the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(As Adjusted)		(As Adjusted)
	(in thousands)		(in thousands)
Beginning balance	$71,307	$65,369	$67,040	$63,239
Recognized	(11,735)	(10,139)	(33,643)	(29,597)
Additions	16,253	12,487	42,428	34,075
Total deferred revenue	$75,825	$67,717	$75,825	$67,717
Current portion	$38,183	$33,952	$38,183	$33,952
Non-current portion	$37,642	$33,765	$37,642	$33,765

Of the $75.8 million total deferred revenue balance as of September 30, 2018, the Company expects to recognize approximately 50% as revenue over the next 12 months and the remainder thereafter.
Warranty Liability
The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Beginning balance	$540	$930	$577	$975
Charges to operations	154	141	428	492
Obligations fulfilled	(177)	(247)	(484)	(586)
Changes in existing warranty	(3)	(11)	(7)	(68)
Total product warranties	$514	$813	$514	$813
Current portion	$188	$480	$188	$480
Non-current portion	$326	$333	$326	$333
Changes in existing warranty reflect a combination of changes in expected warranty claims and changes in the related costs to service such claims.
4. DEBT
Financing Agreements
In June 2012, the Company entered into a revolving credit facility with Silicon Valley Bank (the "Revolving Credit Facility"). The Revolving Credit Facility is collateralized by substantially all of the Company’s property, other than intellectual property. Since January 1, 2016, the Revolving Credit Facility bears interest rate at the lesser of (i) LIBOR rate plus 1.75% or (ii) prime rate minus 1.0%. In March 2017, the Company further amended the Revolving Credit Facility to extend the maturity date by two years and reduce the minimum cash requirements. The weighted-average interest rate of the Revolving Credit Facility was 3.89% and 3.09% for the three months ended September 30, 2018 and 2017, respectively, and 3.62% and 2.85% for the nine months ended September 30, 2018 and 2017, respectively.
The Revolving Credit Facility contains customary negative covenants which, unless waived by the bank, limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets or engage in merger and acquisition activity, including merge or consolidate with a third party. The Revolving Credit Facility also requires the Company to maintain a minimum adjusted quick ratio of 1.25 to 1.00 and a minimum net cash, cash equivalent and investment balance with the bank as of the last day of each month of $35.0 million and to demonstrate the absence of defined events of default in order to assure full access to the available borrowing. The Revolving Credit Facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults due to inaccuracy of representation and warranties. Upon an event of default, the lender may declare all or a portion of the outstanding obligations payable by the Company to be immediately due and payable and exercise other rights and remedies provided for under the Revolving Credit Facility. During the existence of an event of default, interest on the obligations under the Revolving Credit Facility could be increased by 5.0%. As of September 30, 2018, the Company was in compliance with these covenants.
The Revolving Credit facility currently provides, among other things (i) a maturity date of March 31, 2019; and (ii) a revolving line up to $20.0 million, subject to certain conditions.
As of September 30, 2018, $20.0 million remains outstanding under the Revolving Credit Facility, and the Company classifies this amount as a current liability in the condensed consolidated balance sheet.
5. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company currently leases its main office facility in Milpitas, California, which lease is set to expire in June 2023. In addition, the Company leases office space for its subsidiaries in the United Kingdom, the Netherlands, Korea, France and China under non-cancelable operating leases that expire at various times through September 2022. The Company has also entered into various lease agreements in other locations in the United States and globally to support its sales and research and development functions.
The Company recognizes rent expense on a straight-line basis over the respective lease period. Future minimum lease payments by year under operating leases as of September 30, 2018 are as follows:

Amount
Year Ending December 31,	(in thousands)
2018 (remaining three months)	$457
2019	1,567
2020	1,087
2021	1,075
2022	990
Thereafter	445
Total	$5,621
Rent expense was $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and was $1.4 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively.
Capital Lease Obligations
The Company has certain office furniture and equipment that it classifies under capital leases. The terms of the capital leases range from three years to seven years. The interest expense is immaterial in any particular period. Future minimum lease payments by year under capital lease obligations as of September 30, 2018 are as follows:

Amount
Year Ending December 31,	(in thousands)
2018 (remaining three months)	$45
2019	178
2020	172
2021	170
2022	162
Thereafter	83
Total	$810
Manufacturing Commitments
The Company subcontracts with manufacturing companies to manufacture its hardware. The contract manufacturers procure components based on non-cancelable orders the Company places with them. If the Company cancels all or part of an order, the Company is liable to the contract manufacturers for the cost of the related components they purchased under such orders.
As of September 30, 2018 and December 31, 2017, the Company had manufacturing commitments with contract manufacturers for inventory totaling approximately $9.7 million and $6.0 million, respectively.
Other Purchase Commitments
In August 2018, the Company amended an agreement with a third-party provider for our use of certain cloud services. Under the non-cancelable addendum, the Company is committed to a minimum purchase of $11.7 million between September 2018 and August 2021. As of September 30, 2018, the Company's remaining purchase commitment under the addendum was $11.7 million.
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
The Company is currently engaged in the following separate security litigations:
In January 2018, three purported class actions were filed in the United States District Court for the Northern District of California against the Company and two of its officers. Those actions were subsequently consolidated into a single action titled as McGovney v. Aerohive Networks, Inc., et al., Case No. 5:18-cv-00435. The consolidated complaint, as amended, alleges that the defendants made false and misleading statements, in particular regarding the Company’s financial outlook for the fourth quarter of 2017. The complaint asserts claims for violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 on behalf of those who purchased the Company’s common stock between November 1, 2017 and January 16, 2018, inclusive. The complaint seeks monetary damages in an unspecified amount.
On March 26, 2018, a purported shareholder derivative complaint was filed in the California Superior Court for the County of Santa Clara against the Company’s board of directors and two of its officers. The action is titled Flores v. Flynn, et.al, Case No. 18CV325517. The complaint alleges that the same general conduct alleged in the securities class actions also constituted a breach of fiduciary duty, waste of corporate assets, abuse of control, mismanagement, and unjust enrichment. The complaint seeks monetary damages in an unspecified amount, restitution, and certain changes to the Company’s corporate governance and internal procedures. On July 9, 2018, pursuant to a stipulation between the parties, the Court stayed the case until the completion of the motion-to-dismiss stage of the federal class action described above.
In September 2018, Modern Telecom Systems, LLC, or MTS, filed a complaint in the U.S. District Court, for the District of Delaware, asserting that certain of the Company's products which utilize aspects of the IEEE 802.11 standard infringed United States Patent No. 6,504,886 prior to such patent's expiration. The Company is evaluating the possible application of these claims, if any, to its products.
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
6. STOCKHOLDERS' EQUITY
Common Stock Reserved for Future Issuance
As of September 30, 2018, the Company had the following reserved shares of common stock for future issuance:

September 30,
2018
Common stock reserved for future grant under the 2014 Equity Incentive Plan	9,085,238
Common stock reserved for future purchase under the 2014 Employee Stock Purchase Plan	1,680,335
Options and Restricted Stock Units issued and outstanding	8,550,265
Total reserved shares of common stock for future issuance	19,315,838

Stock Repurchase Program
In February 2016, the Company's board of directors authorized a stock repurchase program of up to $10.0 million, with stock purchases made from time to time in compliance with applicable securities laws in the open market or in privately negotiated transactions. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements and capital availability. The authorization does not require the purchase of any minimum number of shares, and the Company may suspend, modify or discontinue the program at any time without prior notice. In August 2017, the Company's board of directors extended this program to June 30, 2018. In November 2017, the Company's board of directors increased the authorized amount under this program to $20.0 million. In July 2018, the Company's board of directors further extended this program through June 30, 2020.
During the three months ended September 30, 2018, the Company repurchased a total of 318,812 shares of its common stock on the open market at a total cost of $1.3 million with an average price per share of $4.18. During the three months ended September 30, 2017, the Company repurchased a total of 587,837 shares at a total cost of $2.0 million with an average price per share of $3.42. During the nine months ended September 30, 2018, the Company repurchased a total of 567,773 shares of its common stock on the open market at a total cost of $2.4 million with an average price per share of $4.15. During the nine months ended September 30, 2017, the Company repurchased a total of 796,616 shares of its common stock on the open market at a total cost of $3.0 million with an average price per share of $3.80. As of September 30, 2018, the Company had repurchased under this program 1,929,016 shares of its common stock at a total price $8.6 million with an average purchase price $4.44 per share of our common stock. Approximately $11.4 million remains available to the Company as of September 30, 2018 for repurchases under this program.

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
In January 2018, the Company effected an increase of 2,708,575 shares reserved under the 2014 Plan. As of September 30, 2018, the Company had 9,085,238 total shares of common stock reserved and available for grant under the 2014 Plan.
The following table summarizes the total number of shares available for grant under the 2014 Plan as of September 30, 2018:

Shares Available for Grant

Balance, December 31, 2017	7,997,691
Authorized	2,708,575
Options granted	—
Options canceled	348,767
Awards granted	(3,174,932)
Awards canceled	1,205,137
Balance, September 30, 2018	9,085,238
Stock Options
The following table summarizes the information about outstanding stock option activity:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2017	4,247,911	$6.03	5.80	$4,472
Options granted	—	—
Options exercised	(43,209)	1.59
Options canceled	(348,767)	6.58
Balance, September 30, 2018	3,855,935	$6.03	4.58	$2,573
Options exercisable, September 30, 2018	3,585,172	$5.99	4.39	$2,573
There were no options granted during the three and nine months ended September 30, 2018 and 2017.
The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2018 and 2017 was $0.08 million and $0.03 million, respectively and during the nine months ended September 30, 2018 and 2017 was $0.13 million and $1.2 million, respectively. The intrinsic value for each share underlying an option represents the difference between the option exercise price per share and the closing stock price of a share of the Company’s common stock. The total grant-date fair value of the options vested was $0.3 million and $0.7 million, respectively, during the three months ended September 30, 2018 and 2017, respectively, and $1.3 million and $2.6 million during the nine months ended September 30, 2018 and 2017, respectively.
Restricted Stock Units
The Company currently grants Restricted Stock Units (RSUs) to certain employees and directors. The RSUs vest over a period of time, generally one-to-three years, and are subject to the participant’s continuing service to the Company over that period. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.

The following is a summary of the Company’s RSU grant activity and related information for the three months ended September 30, 2018:

	Restricted Stock Units Outstanding
	Shares	Weighted-Average Grant-Date Fair Value Per Share

Balance, December 31, 2017	4,089,067	$6.47
Awards granted	3,174,932	4.13
Awards vested	(1,812,433)	5.23
Awards canceled	(757,236)	5.25
Balance, September 30, 2018	4,694,330	$4.63

The weighted-average grant-date fair value of RSUs the Company granted during the three months ended September 30, 2018 and 2017 was $4.06 and $4.66 per share, respectively, and during the nine months ended September 30, 2018 and 2017 was $4.13 and $4.96 per share, respectively. The aggregate grant-date fair value of RSUs the Company granted during the three months ended September 30, 2018 and 2017 was $0.6 million and $0.4 million, respectively, and during the nine months ended September 30, 2018 and 2017 was $13.1 million and $16.3 million, respectively. The aggregate fair value of shares vested as of the respective vesting dates during the three months ended September 30, 2018 and 2017 was $2.7 million and $1.7 million, respectively, and during the nine months ended September 30, 2018 and 2017 was $7.6 million and $6.3 million, respectively.
The number of RSUs vested during a particular period includes shares that the Company withheld during the period on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as determined by the Company. During the three months ended September 30, 2018 and 2017, the Company withheld 50,699 and 180,345 shares of stock, respectively, for an aggregate value of $0.2 million and $0.6 million, respectively. During the nine months ended September 30, 2018 and 2017, the Company withheld 447,901 and 275,922 shares of stock, respectively, for an aggregate value of $1.9 million and $1.1 million, respectively. The Company returned such withheld shares to the 2014 Plan, which were then available under the plan terms for future issuance.
In the three months ended March 31, 2017, the Company granted 378,644 shares of RSUs as performance-based restricted stock units (PBRSUs) to certain executives pursuant to the 2014 Plan. Each PBRSU represents the right to receive one share of the Company's common stock upon vesting, subject to the Company's achievement of certain performance conditions. 251,037 of these PBRSU awards vested during the nine months ended September 30, 2018. The Company does not expect additional PBRSUs to vest during the remainder of the fiscal year 2018. The Company did not grant any PBRSUs during the three and nine months ended September 30, 2018.
The Company granted 351,500 and 358,000 market-based restricted stock units (MBRSUs) to certain executives during the three months ended June 30, 2018 and 2017 respectively, pursuant to the 2014 Plan. The Company did not grant any MBRSUs during the three months ended September 30, 2018. Each MBRSU represents the right to receive one share of the Company's common stock upon vesting subject to the Company's achievement of certain stock price targets. The Company estimated the fair value of the MBRSUs using the Monte Carlo option-pricing model as of the date of grant as the MBRSUs contain both market and service conditions. The weighted-average grant-date fair value of these MBRSUs granted during the three months ended June 30, 2018 and 2017 was $3.05 and $4.18 per share, respectively. The Company records the total expense related to all of the MBRSUs on a graded-vesting method over the estimated term.  32,875 and 106,125 shares of these MBRSU shares vested during the three and nine months ended September 30, 2018, respectively. The Company expects an additional 32,875 MBRSU shares to vest during the remainder of the fiscal year 2018.
2014 Employee Stock Purchase Plan
The 2014 Employee Stock Purchase Plan ("ESPP") is a ten-year plan, effective in March 2014. The ESPP authorizes the Company to issue shares of common stock pursuant to purchase rights it grants to its employees and those of its designated subsidiaries. In January 2018, the Company effected an increase of 541,715 shares reserved under the ESPP. As of September 30, 2018, the Company had 1,680,335 total shares of common stock reserved and available for issuance under the ESPP.

Under the ESPP, the Company grants stock purchase rights to all eligible employees, currently covering a one-year offering period ending December 1, 2018, with purchase dates at the end of each interim six-month purchase period. Employees purchase shares using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The ESPP currently has a reset provision: If the closing price of the Company’s common stock on the last day of any purchase period during an offering period is lower than the closing sales price on the first day of the related offering period, that offering period will terminate upon the purchase of shares for such purchase period and participants will be automatically re-enrolled in the immediately following offering period. As a result, the reference price for purposes of determining the purchase price of shares for subsequent purchase periods for all participants of the new offering period resets to such lower price. No participant may purchase more than $25,000 worth of common stock in any calendar year, or 5,000 shares of common stock in any six-month purchase period. During the nine months ended September 30, 2018 and 2017, the Company issued 493,914 and 563,174 shares respectively, under the ESPP.
Determination of Fair Values
The Company used the following weighted-average assumptions to value MBRSUs under the Monte Carlo model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
MBRSUs:
Expected volatility	N/A	N/A	44%	46%
Risk free interest rate	N/A	N/A	2.61%	1.45%
The Company used the following weighted-average assumptions to value employee stock purchase rights under the Black-Scholes model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
ESPP purchase rights:
Expected term (in years)	0.50 - 1.00	0.50 - 1.00	0.50 - 1.00	0.50 - 1.00
Expected volatility	46% - 52%	34% - 39%	46% - 52%	34% - 39%
Risk free interest rate	1.45% - 2.10%	0.60% - 1.07%	1.45% - 2.10%	0.60% - 1.07%
Stock-based Compensation Expense
The Company recognized total stock-based compensation for stock-based awards in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$170	$313	$672	$860
Research and development	1,094	1,329	3,108	3,082
Sales and marketing	1,152	1,566	3,259	4,361
General and administrative	1,415	1,756	4,047	4,658
Total stock-based compensation	$3,831	$4,964	$11,086	$12,961
The following table presents stock-based compensation expense by award-type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Stock Options	$291	$652	$1,312	$2,355
Restricted Stock Units	3,140	3,945	8,505	9,408
Employee Stock Purchase Plan	400	367	1,269	1,198
Total stock-based compensation	$3,831	$4,964	$11,086	$12,961
The stock-based compensation expense the Company recorded for RSU for the three months ended September 30, 2018 and 2017 includes the amount of stock-based compensation recorded for MBRSUs of approximately $0.3 million and $0.6 million, respectively, and for the three months ended September 30, 2017 includes the amount of stock-based compensation the Company recorded for PBRSUs of approximately $0.3 million. The stock-based compensation expense the Company recorded for RSU for the nine months ended September 30, 2018 and 2017 includes the amount of stock-based compensation the Company recorded for PBRSUs of approximately $0.2 million and $0.7 million, respectively, and for MBRSUs of approximately $0.7 million and $0.9 million, respectively.
As of September 30, 2018, unrecognized stock-based compensation related to outstanding stock options, RSUs (including PBRSUs and MBRSUs) and ESPP purchase rights, was $0.8 million, $17.7 million and $0.3 million, respectively, which the Company expects to recognize over weighted-average periods of 0.75 years, 2.01 years and 0.17 years, respectively.
8. NET LOSS PER SHARE
The Company calculates basic and diluted net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive.
The following table presents the Company's computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(As Adjusted)		(As Adjusted)
	(in thousands, except for share and per share data)
Numerator:
Net loss	$(2,433)	$(5,056)	$(12,582)	$(17,991)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	55,381,268	53,683,727	54,851,435	53,070,863
Net loss per share:
Basic and diluted	$(0.04)	$(0.09)	$(0.23)	$(0.34)
The Company excluded the following period-end outstanding common stock equivalents from its computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of September 30,
	2018	2017
Shares of common stock issuable under the Equity Incentive Plan	8,550,265	9,254,272
Employee Stock Purchase Plan	414,881	431,153
Total	8,965,146	9,685,425
9. INCOME TAXES
The Company's provision for income taxes was approximately $0.1 million and $0.1 million, respectively, for the three months ended September 30, 2018 and 2017, and was approximately $0.2 million and $0.4 million, respectively, for the nine months ended September 30, 2018 and 2017. The Company's provision for income taxes consisted primarily of state taxes and foreign income taxes.

For the three and nine months ended September 30, 2018 and 2017, the Company's provision for income taxes differed from the statutory amount primarily due to the Company's maintaining a full valuation allowance against the U.S. net deferred tax assets, partially offset by foreign and state taxes.
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
The Company's realization of deferred tax assets depends on future taxable income, the existence and timing of which is uncertain. Based on the Company’s history of losses, management has determined it cannot conclude that it is more likely than not that the deferred tax assets will be realized and, accordingly, management has placed a full valuation allowance against its domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits, as of September 30, 2018 and December 31, 2017, respectively.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one‑time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (6) creating the base erosion anti‑abuse tax (“BEAT”), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
The Company has not completed its accounting assessment for the effects of the Tax Act; however, based on its initial assessment, the Company has determined that the Tax Act did not have a material effect on its consolidated financial statements for the three and nine months ended September 30, 2018.
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
The following table represents the Company's revenue based on the billing address of the respective channel partners:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(As Adjusted)		(As Adjusted)
	(in thousands)
Americas	$26,561	$24,074	$70,792	$77,351
Europe, Middle East and Africa	11,001	11,456	35,568	31,981
Asia Pacific	2,990	3,771	10,434	8,499
Total revenues	$40,552	$39,301	$116,794	$117,831
     The Company has included within Americas in the above table revenue from sales in the United States of $24.6 million and $22.4 million, respectively, for the three months ended September 30, 2018 and 2017, and $65.4 million and $71.8 million, respectively, for the nine months ended September 30, 2018 and 2017. Aside from the United States, no country comprised 10% or more of the Company's total revenue for each of the three months ended September 30, 2018 and 2017, respectively.

Property and equipment, net by location is summarized as follows:

	September 30,	December 31,
	2018	2017
	(in thousands)
United States	$5,048	$5,323
People's Republic of China	1,302	875
United Kingdom	179	183
Total property and equipment, net	$6,529	$6,381

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
These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to predict and provide accurate guidance to investors regarding our revenue, operating results and gross margin;

•
our ability to timely develop, deliver and transition to new product offerings and pricing strategies, effectively introduce such offerings and strategies to the market, and transition existing and new end-customers to such offerings and strategies, while maintaining existing revenue and margins and our existing service level commitments to end-customers;

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

•	the length and seasonal unpredictability of our sales cycles, including with service provider end-customers;

•	the effects of increased competition in and consolidation of our market and our ability to compete with larger competitors with greater financial, technical and other resources;

•	our ability to develop and sustain efficiency and effectiveness within our sales organization and channel operations;

•	our ability to attract new end-customers within the verticals and geographies in which we currently operate;

•	changes in global consumer confidence and demand for our products internationally, due to changes to foreign currency exchange rates and other factors;

•	our ability to continue to build and enhance relationships with channel partners and to derive revenue from our investments in those partnerships, particularly with our strategic partners;

•	our ability to protect our intellectual property and our exposure to third party claims that we or our customers or channel partners infringe their intellectual property; and

•	other risk factors included under the section titled “Risk Factors.”
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
For the three months ended September 30, 2018, our revenue was $40.6 million, an increase of $1.3 million, compared to $39.3 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018 and 2017, our revenue was $116.8 million and $117.8 million, respectively. In the three months ended September 30, 2018 and 2017, our net losses were $2.4 million and $5.1 million, respectively, and for the nine months ended September 30, 2018 and 2017, our net losses were $12.6 million and $18.0 million, respectively.
We primarily conduct business in three geographic regions: (1) Americas, (2) Europe, the Middle East and Africa, or EMEA, and (3) Asia Pacific, or APAC. From a geographic perspective, in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, our year-over-year revenue decreased by 8.5% in the Americas and increased by 11.2% in EMEA and 22.8% in APAC. For the nine months ended September 30, 2018, we generated 60.6% of our total revenue from Americas, 30.5% from EMEA and 8.9% from APAC.
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
In the wireless market, we have seen almost all customer demand shift to the 802.11ac standard, which uses new radio hardware to deliver substantially higher wireless performance. In 2016, we continued the push towards higher performance with the release of our 802.11ac "Wave 2" access points. We also continue to develop new functionality in our product offerings to take advantage of the changes to industry standards, including continued evolution of "Wave 2" and our release in 2018 of our family of products based on the emerging 802.11ax standard.
We believe we have a unique market opportunity based on our ability to deliver unified Wi-Fi, switch and SD-WAN router solutions operating on a single, unified management platform, with subscription-based SaaS solutions and data analytics, at a low entry and operating cost, and the ability to tailor and expand based on each user's needs. We have developed a cloud-based services platform to provide network management and support additional value-added applications. HiveManager (which we formerly called HiveManager NG), the newest version of our network management application, HiveManager Classic, provides a single management interface that customers use to configure network policies, monitor and troubleshoot performance, manage access and security, and run reports on network operations. We will continue to sell and support the legacy version of HiveManager Classic. However, our focus is to continue to transition our business to HiveManager and make our cloud-services platform and applications available to customers in either a subscription-based public cloud, on-premises private cloud deployment or virtual "private cloud" instance. Under the Aerohive Connect program, customers may purchase a less complex, connectivity-oriented HiveManager solution at attractive entry-point pricing. Aerohive Connect customers can expand their Connect deployment, as needed, and can add subscriptions or licenses to upgrade to our full-featured Select offering and premium support services. Our Aerohive Connect and Select offerings are available across our entire portfolio of access points and switches. We believe that separating our product line into these two offerings delivers compellingly priced cloud-managed hardware for connectivity-oriented deployments and enables us to capture more subscription and software license revenue from those customers who require a more-advanced feature set and support. In November 2017, we announced that we had entered an OEM agreement with Dell EMC to deliver Aerohive's Wi-Fi access point hardware and HiveManager cloud services platform. The agreement includes joint sales, marketing, support services and logistic investments, and combines Aerohive's technology with Dell EMC's go-to-market and support capabilities through Dell EMC sales teams, Dell EMC channel partners, and Dell EMC services offerings. We also announced later in 2017 our SD-WAN solution for highly distributed commercial enterprises, retail chains and long-term healthcare providers which, when combined with our existing SD-LAN offering, enables organizations to simplify branch deployments with a unified cloud-managed Wi-Fi, switching, and SD-WAN VPN routing solution. In early 2018, we announced our A3 secure access management and authentication product, our Aerohive Atom AP30 pluggable access point and our family of enterprise-class 802.11ax-capable access points. We also announced in June 2018, a global partnership with Juniper Networks, whereby Juniper can sell our cloud-managed Wi-Fi solution, including our family of .11ax access points and HiveManager cloud platform.
Our business is seasonally driven by annual budget cycles in the enterprise and spending seasonality in the education vertical. The buying cycle for K-12 schools in the United States historically has driven strong sequential growth for us in the second quarter. We expect this seasonality to continue through 2018 and into 2019 as well, though the overall significance to our business of the K-12 education vertical to decline as we further expand our business in the enterprise and other verticals.
A substantial portion of our revenue has, historically, depended on the volatile education market, which has brought uncertainty to our results in particular quarters. For this reason, a priority for our business continues to be to expand and diversify our offerings and revenue opportunities into other verticals, with particular focus on enterprise customers. For the nine months ended September 30, 2018, our K-12 education vertical comprised approximately 33% of our overall business, compared with 40% for the same period in fiscal year 2017. We also intend to increase our focus and continue to invest significant resources in developing our innovative technologies and new product offerings, acquiring new end customers in new and existing geographies, increasing penetration within our existing end customer base and extending the reach of our channel partnerships.
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

Results of Operations
The following table sets forth our results of operations for the periods presented, in dollars (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:		(As Adjusted)		(As Adjusted)
Product	$28,817	$29,162	$83,151	$88,234
Subscription and support	11,735	10,139	33,643	29,597
Total revenue	40,552	39,301	116,794	117,831
Cost of revenue(1):
Product	10,595	9,880	29,645	29,165
Subscription and support	3,344	3,244	10,131	9,573
Total cost of revenue	13,939	13,124	39,776	38,738
Gross profit	26,613	26,177	77,018	79,093
Operating expenses:
Research and development(1)	8,529	9,260	26,389	28,032
Sales and marketing(1)	15,449	16,153	46,850	51,001
General and administrative(1)	5,243	5,700	16,469	17,486
Operating loss	(2,608)	(4,936)	(12,690)	(17,426)
Interest income	437	180	1,063	484
Interest expense	(196)	(135)	(543)	(412)
Other expense, net	(6)	(90)	(210)	(268)
Loss before income taxes	(2,373)	(4,981)	(12,380)	(17,622)
Income tax provision	60	75	202	369
Net loss	$(2,433)	$(5,056)	$(12,582)	$(17,991)
(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$170	$313	$672	$860
Research and development	1,094	1,329	3,108	3,082
Sales and marketing	1,152	1,566	3,259	4,361
General and administrative	1,415	1,756	4,047	4,658
Total stock-based compensation expense	$3,831	$4,964	$11,086	$12,961

The following table sets forth our results of operations for the periods presented, as a percentage of our total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:		(As Adjusted)		(As Adjusted)
Product	71%	74%	71%	75%
Subscription and support	29	26	29	25
Total revenue	100	100	100	100
Cost of revenue:
Product	26	25	25	25
Subscription and support	8	9	9	8
Total cost of revenue	34	34	34	33
Gross profit	66	66	66	67
Operating expenses:
Research and development	21	24	23	24
Sales and marketing	38	41	40	43
General and administrative	13	14	14	15
Operating loss	(6)	(13)	(11)	(15)
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other income (expense), net	—	—	—	—
Loss before income taxes	(6)	(13)	(11)	(15)
Income tax provision	—	—	—	—
Net loss	(6)%	(13)%	(11)%	(15)%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenues:		(As Adjusted)				(As Adjusted)
Product	$28,817	$29,162	$(345)	(1)%	$83,151	$88,234	$(5,083)	(6)%
Subscription and support	11,735	10,139	1,596	16%	33,643	29,597	4,046	14%
Total revenue	$40,552	$39,301	$1,251	3%	$116,794	$117,831	$(1,037)	(1)%

Percentage of revenues:
Product	71%	74%			71%	75%
Subscription and support	29%	26%			29%	25%
Total	100%	100%			100%	100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue by geographic region:		(As Adjusted)				(As Adjusted)
Americas	$26,561	$24,074	$2,487	10%	$70,792	$77,351	$(6,559)	(8)%
EMEA	11,001	11,456	(455)	(4)%	35,568	31,981	3,587	11%
APAC	2,990	3,771	(781)	(21)%	10,434	8,499	1,935	23%
Total revenue	$40,552	$39,301	$1,251	3%	$116,794	$117,831	$(1,037)	(1)%

Percentage of revenue by geographic region:
Americas	66%	61%			61%	66%
EMEA	27%	29%			30%	27%
APAC	7%	10%			9%	7%
Total	100%	100%			100%	100%

Revenue increased $1.3 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was primarily due to an increase in subscription and support revenue. Revenue decreased $1.0 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to a decrease in product revenue, partially offset by an increase in subscription and support revenue.
The decrease in our product revenue of $0.3 million for the three months ended September 30, 2018, compared to the same period in 2017, was primarily due to the decrease in our license revenue as we transition our business to our subscription-based cloud-management platform. The decrease in our product revenue of $5.1 million in the nine months ended September 30, 2018, compared to the same period last year, was primarily due to the decrease related to our Connect and Select offering in the list prices of our hardware products.
The increase in our subscription and support revenue of $1.6 million and $4.0 million in the three and nine months ended September 30, 2018, respectively, compared to the same periods last year, was primarily due to an increase in sales of our SaaS offerings, including our cloud-management platforms, and our recognition of deferred revenue in the period.
The Americas accounted for the majority of our total revenue in the three and nine months ended September 30, 2018 and September 30, 2017. The decrease in revenue in our Americas region for the nine months ended September 30, 2018, compared to the same period in 2017, was primarily attributed to a decline in our business in the US K-12 education vertical and also attributed to our Connect-to-Select strategy in list prices of our hardware products we sold in that region.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of revenues:		(As Adjusted)				(As Adjusted)
Product	$10,595	$9,880	$715	7%	$29,645	$29,165	$480	2%
Subscription and support	3,344	3,244	100	3%	10,131	9,573	558	6%
Total cost of revenues	$13,939	$13,124	$815	6%	$39,776	$38,738	$1,038	3%
Cost of revenue increased $0.8 million and $1.0 million for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017. We primarily attribute the increase in our cost of product revenue for the three and nine months ended September 30, 2018 to changes in the mix of the products we sold in the period. We primarily relate the increase in our cost of subscription and support revenue to an increase in software subscription and services revenue and an increase in the cost of our cloud operations as we scale to support more managed devices.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	GM	Amount	GM	Amount	GM	Amount	GM
	(dollars in thousands)				(dollars in thousands)
Gross margin:			(As Adjusted)				(As Adjusted)
Product	$18,222	63.2%	$19,282	66.1%	$53,506	64.3%	$59,069	66.9%
Subscription and support	8,391	71.5%	6,895	68.0%	23,512	69.9%	20,024	67.7%
Total gross margin	$26,613	65.6%	$26,177	66.6%	$77,018	65.9%	79,093	67.1%
Total gross margin decreased from 66.6% to 65.6% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily related to the mix of products we sold during the period. Total gross margin decreased from 67.1% to 65.9% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the decrease related to our Connect-to-Select strategy in list prices of our hardware products, accompanied by the increase in software and subscription prices.

Product gross margin decreased from 66.1% to 63.2% for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily related to the mix of products we sold during the period. Product gross margin decreased from 66.9% to 64.3% for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The decrease in our product gross margin was primarily due to the decrease related to our Connect-to-Select strategy in list prices of our hardware products and the mix of products sold during the period. A result of our planned pricing shift related to our Connect-to-Select strategy, revenue shifted from hardware products and increased our subscription and support revenue. Subscription and support gross margin increased from 68.0% to 71.5% for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, and increased from 67.7% to 69.9% for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase in our subscription and support gross margin was primarily due to higher growth in our subscription and support revenue than our related cost of delivering these subscription and support services.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$8,529	$9,260	$(731)	(8)%	$26,389	$28,032	$(1,643)	(6)%
% of revenue	21%	24%			23%	24%

Research and development expense decreased $0.7 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The decrease was primarily due to a decrease of $0.3 million in personnel and related costs, a decrease of $0.2 million in stock-based compensation expense and a decrease of $0.2 million in facilities and related costs.

Research and development expense decreased $1.6 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The decrease was primarily due to a decrease of $1.7 million in personnel and related costs due to lower headcount and a decrease of $0.2 million in facilities expenses offset by an increase of $0.3 million increase in other expenses related to travel, engineering expenses and professional services.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
		(As Adjusted)				(As Adjusted)
Sales and marketing	$15,449	$16,153	$(704)	(4)%	$46,850	$51,001	$(4,151)	(8)%
% of revenue	38%	41%			40%	43%

Sales and marketing expense decreased $0.7 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The decrease was primarily due to a decrease of $0.4 million in personnel travel and related costs, a decrease of $0.4 million in stock-based compensation, each due to lower headcount and a decrease of $0.3 million in other expenses primarily due to lower spending on marketing equipment and programs offset by a $0.4 million increase in professional services.

Sales and marketing expense decreased $4.2 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The decrease was primarily due to decreases of $3.0 million in personnel, travel and related costs and $1.1 million in stock-based compensation, each due to lower headcount, and a decrease of $0.7 million in other expenses primarily due to lower spending on marketing programs offset by an increase of $0.6 million in professional services.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
General and administrative	$5,243	$5,700	$(457)	(8)%	$16,469	$17,486	$(1,017)	(6)%
% of revenue	13%	14%			14%	15%
General and administrative expense decreased $0.5 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The decrease was primarily due to a decrease of $0.3 million in stock-based compensation expense and a decrease of $0.2 million in other expenses primarily related to professional services.
General and administrative expense decreased $1.0 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The decrease was primarily due to a decrease of $0.2 million in employee and related costs, a decrease of $0.6 million in stock-based compensation and a decrease of $0.2 million in other expenses primarily related to professional services.
Interest Income

Our interest income primarily consists of interest earned on our cash, cash equivalents and short-term investments. We have invested our cash in money-market funds and other short-term, high quality investments. Historically, our interest income has not been material.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest income	$437	$180	$257	143%	$1,063	$484	$579	120%
Interest income increased for the three and nine months ended September 30, 2018, compared to the same periods in prior year primarily due to income earned on our short-term investments due to increasing interest rates.
Interest Expense

Our interest expense consists primarily of interest on our indebtedness.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest expense	$(196)	$(135)	$(61)	45%	$(543)	$(412)	$(131)	32%
The change in our interest expense was not significant.
Other Expense, Net

Our other income, net primarily consists of gains and losses from foreign currency exchange transactions.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$(6)	$(90)	$84	(93)%	$(210)	$(268)	$58	(22)%
The change in our other expense, net primarily related to changes due to foreign currency fluctuations and were not significant during the three and nine months ended September 30, 2018 as compared to the same periods in the prior year.
Provision for Income Taxes
Our provision for income taxes consists primarily of foreign tax expense due to our cost-plus agreements with our foreign entities, which guarantee our foreign entities a profit, and to a lesser extent federal and state income tax expense. We expect our provision for income taxes to increase in absolute dollars in future periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$60	$75	$(15)	(20)%	$202	$369	$(167)	(45)%
The change in our provision for income taxes primarily related to foreign and state income taxes and was not significant. As of September 30, 2018 and December 31, 2017, respectively, we maintained a full valuation allowance against our domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits.
Liquidity and Capital Resources
As of September 30, 2018, we had cash and cash equivalents of $32.5 million and short-term investments of $62.3 million. As of September 30, 2018, we held $93.2 million of our cash, cash equivalents and short-term investments within the United States.
In June 2012, we entered into the Revolving Credit Facility with Silicon Valley Bank, which matures on March 31, 2019. We have been using the amount drawn under the Revolving Credit Facility for working capital and general corporate purposes. As of September 30, 2018, we had $20.0 million of outstanding debt, under the Revolving Credit Facility, and we were in compliance with all covenants under our loan agreement. See Note 4 to the Condensed Consolidated Financial Statements included in this Form 10-Q for more information about our debt.
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
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$14,175	$7,815
Net cash used in investing activities	(6,225)	(7,099)
Net cash used in financing activities	(2,726)	(1,113)
Net increase (decrease) in cash and cash equivalents	$5,224	$(397)
Operating Activities
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
For the nine months ended September 30, 2018, cash provided by operating activities was $14.2 million as a result non-cash charges of $12.9 million and a net change of $13.9 million in our net operating assets and liabilities offset by our net loss of $12.6 million. Non-cash charges consisted primarily of stock-based compensation of $11.1 million, depreciation and amortization expense of $2.3 million offset by other charges of $0.5 million. The net change in our net operating assets and liabilities was primarily due to a $2.9 million decrease in accounts receivable primarily due to better collection in the period, and a $8.8 million increase in deferred revenue, offset by a $0.2 million increase in cash used for inventory purchases, and a $0.4 million increase in prepaid expenses and current and other assets. Our days sales outstanding, or DSO, was 34 days as of September 30, 2018, which we calculate by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter. The decrease in DSO to 34 days as compared to 40 days for the same period last year is primarily due to the lower accounts receivable as a result of better collection efforts.
For the nine months ended September 30, 2017, cash provided by operating activities was $7.8 million as a result of non-cash charges of $15.3 million and a net change of $10.5 million in our net operating assets and liabilities offset by our net loss of $18.0 million. Non-cash charges consisted primarily of stock-based compensation of $13.0 million and depreciation and amortization expense of $2.4 million. The net change in our net operating assets and liabilities was primarily due to a $9.0 million decrease in accounts receivable and a $4.5 million increase in deferred revenue partially offset by a $1.1 million increase in prepaid expenses and other current assets, a $0.9 million decrease in accounts payable, a $0.6 million increase in cash used for inventory purchases, a $0.3 million decrease in accrued liabilities and a $0.2 million increase in other assets. Our DSO, was 40 days as of September 30, 2017.
Investing Activities
Our investing activities have primarily consisted of purchases of property and equipment and purchases and sales or maturities of marketable securities.
For the nine months ended September 30, 2018, cash used in investing activities was $6.2 million, primarily attributable to cash used for purchases of marketable securities of $64.6 million, and cash used for purchases of property and equipment of $2.1 million, relating primarily to purchase of software, offset by maturities of marketable securities of $60.6 million.
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
For the nine months ended September 30, 2018, cash used in financing activities was $2.7 million, primarily as a result of $1.9 million of cash used to satisfy our estimate of minimum employee tax withholding requirements on vesting of RSU,

$2.4 million cash used for repurchases of common stock, offset by $1.7 million in proceeds from employee purchases under our stock purchase plan and employee exercises of stock options.
For the nine months ended September 30, 2017, cash used in financing activities was $1.1 million, primarily as a result of $3.0 million cash used for repurchases of common stock and $1.1 million of cash used to satisfy our estimate of minimum employee tax withholding requirements on vesting of RSU, offset by $3.1 million in proceeds from employee purchases under our stock purchase plan and employee exercises of stock options.
Off-Balance Sheet Arrangements
Through September 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Our exposure to market risk from changes in interest rates relates primarily to our cash, cash equivalents, short-term investments and our outstanding debt obligations. We had cash, cash equivalents and short-term investments of $94.7 million and $84.9 million as of September 30, 2018 and December 31, 2017, respectively. We held these amounts primarily in bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant.
We have outstanding debt of $20.0 million as of September 30, 2018, consisting of our borrowing under our Revolving Credit Facility. The Revolving Credit Facility bears interest at a variable rate.
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
Foreign Currency Risk
We denominate all of our sales in U.S. dollars and, therefore, our revenues are not currently subject to significant foreign currency risk. However, when the exchange rate of the U.S. dollar to foreign currencies is strong, the price of our products outside the United States may become less competitive, reducing our sales or requiring us to lower pricing for our products outside the United States in order to maintain sales and revenue performance. Our operating expenses are denominated in the currencies of the countries in which our operations are located, including in EMEA and APAC, and may be subject to fluctuations due to changes in foreign currency exchange rates. Where the exchange rate is strong for local currencies relative to the U.S. dollar, our product and overall operating margins may be negatively impacted. However, to date, we have not used derivative financial instruments to mitigate our exposure to foreign currency exchange risks. A hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements in any of the periods presented.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-

designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable-assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We manage our ongoing operating expenses in an effort to position us to achieve non-GAAP operating profitability at certain target levels of quarterly revenue, which we may announce publicly from time-to-time. We may subsequently take actions which could raise or lower the level of quarterly revenue we would need to achieve non-GAAP profitability in any period. Nonetheless, we have a history of losses. We have never achieved GAAP profitability on a quarterly or annual basis, and we cannot predict with certainty whether or when we might be profitable in the foreseeable future, even at these revenue levels. We experienced net losses on a GAAP basis of $38.2 million, $22.1 million and $12.6 million for fiscal years 2016, 2017 and the nine months ended September 30, 2018, respectively. As of September 30, 2018, our accumulated deficit was $260.0 million. We expect to continue to incur expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel: specifically, personnel costs relating to sales, marketing and engineering, and investments in channel and product development and support. As such, we may not control our expenses sufficiently to achieve operating profitability on a non-GAAP basis even if we achieve quarterly revenue in the indicated range. If we fail to increase our revenue and manage our cost structure, we may not achieve profitability in the future. Once achieved, we may not be able to sustain or increase our profitability, at all or at levels our investors or industry analysts expect, or we may choose to continue to make investments in our operations which we feel will promote long-term growth, but which will reduce near-term profitability. This could also require us to continue to use available cash to support our investments and ongoing operations. As a result, our business and prospects, and how investors view and value our common stock, would be harmed.
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

•	our transition to a channel-focused "Go-to-Market" selling model and our ability to maintain levels of revenue growth our investors and analysts may expect through this transition;

•	our ability to identify and attract new customers for our products, while maintaining relationships with our existing customers, which is necessary to continued future revenue growth;

•	our ability to predict and manage availability of our product effectively, in order to be able to take advantage of sales opportunities in a particular period;

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

•	volatility in our stock price, which may harm our ability to effectively attract, incentivize and retain our employees using stock-based compensation;

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
Our results are subject to seasonal variances, which make it difficult to compare or forecast our financial results on a quarter-by-quarter basis.
Our revenue fluctuates on a seasonal basis, which affects the comparability of our results between periods. For example, our total revenue has historically decreased from our fourth quarter to the first quarter of our next fiscal year due to seasonal buying patterns and budget cycles from both our education and general enterprise end customers. Demand in the education vertical tends to be weakest in the first and fourth quarters. However, we also historically have seen a sequential increase in end-of-year purchases by enterprise customers in our fourth quarter, which we believe is mainly due to an expectation to complete purchases within their calendar-year budget cycle. These seasonal variations are difficult to predict accurately and at times may be entirely unpredictable or subject to our operating performance in any particular period. Our ability to sustain that expansion in subsequent quarters, particularly in our less-developed sales territories, or where we have experienced recent turn-over, introduces additional risk into our business and our ability to accurately provide our own publicly stated revenue and earnings forecasts. In addition, we rely upon forecasts of end customer demand to build inventory in advance of anticipated sales. We believe our seasonal business pattern has become more difficult to predict, making it more difficult for us to forecast product demand, inventory requirements and our financial results, including on a quarter-to-quarter basis. Moreover, part of our strategy is to increase our sales in non-education verticals, and if the mix of products we sell in any particular period changes the seasonal nature of our revenue may change in an unpredictable way, which could increase the volatility of both our financial results and stock price.
The market and demand for our products and services may not develop as we expect.
Historically, our revenue has grown. However, this rate of growth has been slowing over the last several years, and this slowing rate of our revenue growth may continue, and may even be negative. For example, our revenue decreased 9% from 2016 to 2017. As the general demand for wireless networking in the industry verticals that we target, or demand for our products in particular, slows, our revenue may continue to grow at a slower rate than we anticipate, or not at all.
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
In January 2017, we announced HiveManager Connect, a simplified version of HiveManager included as part of our new Aerohive Connect product line designed for customers with less complex connectivity-oriented requirements. Under the Aerohive Connect program, customers may purchase access points with a simplified version of HiveManager, and community/email-based customer support, at lower list prices. Aerohive Connect customers can expand their Connect deployment, as needed, and can add subscriptions or licenses to upgrade to our full-featured Select offering and premium support services. Our Aerohive Connect and Select offerings are available across our entire portfolio of access points and switches. We believe that separating our product line into these two offerings delivers compellingly priced cloud-managed hardware for connectivity-oriented deployments and will enable us to capture more subscription and software license revenue from those customers who require a more advanced feature set and support. This program may reduce our revenue, or the rate of our revenue growth, as purchasers take advantage of the lower entry pricing for our products. In addition, it is unclear whether our customers will choose the simplified Connect product offering, even at the lower list prices offered, or whether we will be able to manage the transition amongst our customers and in our market to our Connect offering.
In addition, the rate at which shipments of our Connect business convert to revenue differs significantly from shipments of our Select business. It is difficult for us to predict for any period the mix of Connect and Select shipments. As such, even if we accurately forecast the total shipments for our products and services, the ultimate mix between Connect and Select shipments can lead to a significantly different revenue we will recognize in the period which could bring volatility and uncertainty to our operating results. The third quarter of our fiscal year 2017 was the first full quarter that our customers could choose between these two offerings. We believe that this difficulty to predict the specific mix of Connect and Select shipments during the quarter added uncertainty to our operating results for this quarter and continues to do so.

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

The United Service Administrative Company ("USAC"), experienced significant administrative challenges during 2016, and 2017 E-Rate cycles, causing the pace of release of approved funds and resulting availability of those funds to schools to continue to be significantly reduced. For example, the Federal Communications Commission publicly acknowledged USAC's continuing management of the E-Rate program by letter dated April 18, 2017, noting serious and persistent flaws in critical E-Rate processes which have caused persistent delays in funding commitments to schools and libraries. We believe that the significantly slower pace of E-Rate funding and other operation program execution issues were the primary drivers of our weaker-than-expected order volume and lower revenue performance from our educational vertical in recent quarters. We expect that lower levels of E-Rate-funded transactions will continue through 2018 and into 2019. These are specific examples of the many factors which add additional uncertainty to our future revenue from our educational end customers.
Our sales cycles often require significant time, effort and investment and are subject to risks relating to our operating performance.
Our sales efforts can take several quarters and involve educating our potential customers about the applications and benefits of our products, including the technical capabilities of our products and associated applications and services, and recruiting and developing our channel partners. We may experience slower-than-expected sales productivity or poor sales execution in certain territories, especially in those where we experience turn-over. We continue to invest in these territories, but such further investment may take significant time and effort in order to realize growth. In addition, poor sales execution may reduce our revenue performance in 2018, as it did in our fourth quarter of our fiscal year 2017. For example, we changed our sales leadership in November 2017 and made additional personnel and other changes in our sales organization as we continued to identify underlying sales execution issues which became fully apparent in the last month of the fourth quarter. We continue to review our sales organization and make changes we believe will further develop and sustain efficiency and effectiveness within the organization and our channel operations. As we respond to turn-over or transition personnel in response to poor execution, newly hired personnel may also require several quarters to gain experience and develop their territories before achieving capacities we have assumed in our sales forecasts. This may slow in those regions our ability to maintain our rate of new customer acquisitions. Sales to the education vertical are an important channel for us, and can involve an extended sales cycle. In addition, sales to our enterprise customers may also involve an extended sales cycle, and often initial purchases are small. Purchases of our products are also frequently subject to our end customers’ budget constraints, multiple approvals, unplanned administrative processing and other risks and delays. Such end customers, in particular larger enterprise customers, also may hesitate to place orders with us, instead preferring our larger and longer-established competitors.

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
Our gross margin was 67.4%, 67.3% and 65.9% for fiscal years 2017 and 2016, and for the nine months ended September 30, 2018, respectively. Our gross margin will vary over time, may be difficult to predict and may decline in future periods. Our gross margin also varies across our product lines and, therefore, a change in the mix of products our end customers purchase in any period would likely have a significant impact on our overall gross margin in the period. During periods where our subscription and support services and deferred revenue we recognize in the quarter may disproportionately contribute to our overall revenue mix our overall gross margins for the period may similarly exceed our public guidance or internal forecasts. This may be true even where our gross margins from product revenue may be declining, whether due to competitive product or pricing pressures or our end customers choosing lower-priced products, including our own, such as our Connect offering.
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
We continue to develop our system and documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete on an annual and ongoing basis our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. Further, our independent registered public accounting firm is not required to report on the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an "emerging growth company," as defined by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") which will be commencing with our Annual Report on Form 10-K for the fiscal year ending December 31, 2019. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. To comply with the requirements of SOX, we are undertaking various actions, such as implementing new controls and procedures and utilizing internal and external resources. We have consumed and will continue to consume management resources and incur significant incremental expenses for SOX compliance on an ongoing basis.

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
A substantial portion of our revenue is from existing end customers. However, our revenue growth depends on our ability to identify and secure new customers who will provide additional revenue going forward. As such, our future revenue may also be negatively impacted by lower new-customer-acquisition levels in prior periods. We believe our rate of customer acquisition slowed in fiscal years 2016 and 2017 as we began to transition our customers to new products and platforms. For example, we introduced our new HiveManager product to some of our larger and more complex customers before its feature set was able to fully address their requirements. We believe this resulted in elongated sales cycles and reduced revenue opportunities, and also contributed to lower new-customer-acquisition levels. We believe changes in our sales organization and turn-over or transition of personnel further slowed our ability to maintain our rate of new customer acquisitions, and that this has continued into 2018. Lower customer-acquisition rates in prior periods has contributed to lower current rates of revenue growth. We believe that this continued slowing in our rate of new customer acquisition will continue to affect for several quarters our ability to generate revenue growth. We primarily look to our channel partners to identify and secure new customer opportunities. Unless we are able, through these partnerships, to increase our rate of customer acquisition, our rate of revenue growth and future actual revenue performance may fall short of investor expectations and analyst forecasts, which would cause the price of our stock to decline.
Our products utilize cloud-managed solutions, and our future growth relies in significant part in continued demand for cloud-managed solutions and our ability to develop and deliver such services.
Most of our end customers utilize our cloud-managed networking platform to access our applications through the Internet, rather than access our application through a physical device or virtual machine that our end customers host on their premises. As our business grows, we must increase the capacity of our cloud-managed solutions and continue to develop new and innovative solutions that meet the needs of our end customers. Demand for our cloud-managed solutions could decline if we are not able to offer sufficient capacity or if confidence in the security of cloud-managed solutions in general, or our platform in particular, were to decline. In addition, a significant feature of our platform will increasingly be the ability to collect and analyze user data through applications specific to particular industry vertical and use cases. Regulatory changes in the U.S. and internationally relating to the use of end customer data, including requirements relating to data privacy and security, or shifting societal norms regarding data privacy and security, could affect market demand for, and our ability to deploy, our platform. Moreover, although our end customers do not immediately lose network functionality if cloud-connectivity fails, if our ability to deliver services through the cloud were interrupted, repeatedly or for an extended period, our reputation could be damaged and confidence in our platform would likely decline, causing our revenue to decline.
We plan to target new industry verticals and geographies to diversify our end customer base and expand our channel relationships, which could result in higher research and development and sales and marketing expenses, and which may not be successful and could reduce our operating margin.
Part of our strategy is to target new industry verticals and geographies. We currently focus a significant portion of our business on education, retail and distributed enterprise end customers, and to a lesser extent on hospitality and healthcare verticals, which may depend on developing new products targeted to such sectors. Specifically, we intend to invest in the development of data applications and analytics capabilities which we feel may be attractive to our end customers, particularly in the retail vertical. In addition, we also plan to continue to expand to additional countries beyond those in which we currently operate. We also intend to invest in existing and new channel relationships to reach additional end customers to further diversify our revenue base. Targeting new industry verticals and geographies and developing customized products, data applications and partnerships, including channel partners targeting these industry verticals and geographies, may be expensive, require us to attract, train, develop, integrate and retain qualified employees and key sales personnel, and increase our research and development costs, as well as our sales and marketing expenditures. We may need to develop new product features or target new market segments, which could divert resources and attention from our existing products and target markets. We must also further develop and make more productive relationships with our channel partners and our channel partners’ ability to effectively market, distribute and support our products, which require specific investments and additional dedicated resources. Because we have limited experience in developing and managing such channels and markets, we may not be successful in further penetrating certain geographic regions or reaching a broader customer base. Failure to develop or manage additional sales channels effectively would limit our ability to succeed in these markets and could adversely affect our ability to grow our business.
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
Our distributors' demand for our products is unpredictable and changes could affect our revenue in any quarter.
Under Accounting Standard 606, which we adopted effective January 1, 2018, we recognize revenue from product sales as of the time we ship such products to our channel partners. This is known as “sell-in” revenue recognition. We do not require our channel partners to accept minimum or consistent product shipments in any quarter. Instead, we estimate for any period the volume of product we anticipate shipping to such partners during the period, and consider that estimate when determining and providing guidance to investors regarding our revenue, operating results and gross margin. However, our channel partner may decide, in any period, not to accept product from us, at all or at the level or mix of product which we estimated at the beginning of the period and which we anticipated when determining and providing guidance to our investors. Such changes in our channel partners’ demand for our product may also occur at the end of a quarter, with little or no advance notice to us. In such instances, our revenue or other operating results for a quarter could fall short of the guidance we provided to investors at the outset of the period, which could adversely affect the value of our common stock.

Some of our distributors stock inventory of our products, and are entitled in certain circumstances to stock rotation rights, which could cause us to accept the return of products and expose us to the risks of higher costs.
We grant certain of our distributors stock rotation rights, which could require us to accept stock back from a distributor’s inventory under certain circumstances. Under certain agreements, a distributor may have or retain a right to return a portion of products which the distributor purchased, typically within the prior six months. We typically recognize revenue upon shipment; however, if we are required to accept returns of obsolete or slower-moving inventory, our costs would increase and our operating results could be harmed. If our forecasts were inaccurate we could have higher costs, lower revenue or otherwise suffer adverse financial consequences, including holding or having to write-off the value of obsolete or slower moving inventory.
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
Our original design manufacturers typically fulfill our supply requirements on the basis of individual orders. We also do not have long-term contracts with our third-party manufacturers that guarantee capacity, the continuation of particular pricing terms or the extension of credit limits. Accordingly, our third-party manufacturers are not obligated to continue to fulfill our supply requirements, which could result on short notice to us of supply shortages and increases in the prices we are charged for manufacturing services. In addition, as a result of global financial market conditions, natural disasters, labor disruption, uncertain trade or political environment, or other causes, it is possible that any of our manufacturers could experience interruptions in production, cease operations, impose on us additional costs or otherwise alter our current arrangements. In addition, we may reduce orders with our design manufacturers in response to volatile market conditions or fluctuating demand for our products. Lower order levels for our products, in particular which continue over several quarters, may cause our manufacturing partners to increase their manufacturing costs to us, shift their resources to other partners or discontinue their partnership with us. If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes, or on current or acceptable terms and prices, we will be required to identify and transition our manufacturing program to one or more acceptable alternative manufacturers.
It would be time-consuming and costly, and could be impractical, for us to begin to use new manufacturers, and changes in our third-party manufacturers may cause significant interruptions in supply and quality of our products if the new manufacturers have difficulty manufacturing products to our specification. As a result, our ability to meet our scheduled product deliveries to our end customers could be adversely affected, which could cause the loss of sales to existing or potential end customers, delayed revenue or an increase in our costs. We also do not currently require all our manufacturers to maintain and demonstrate robust disaster recovery capabilities. Any production interruptions for any reason, such as due to a contractual disagreement, natural disaster, epidemic, capacity shortages or quality problems, at one of our manufacturers would negatively affect sales of our product lines manufactured by that manufacturer and adversely affect our business and operating results. In addition, we rely on our manufacturing partners to assure the integrity and security of their manufacturing processes. We do not have the resources independently to assess their processes and controls, or fully to inspect or test the products for materials or components which a third-party may illegally or inappropriately introduce during the manufacturing or distribution process.

Our discovery of any such unauthorized components could require us to incur significant expense to remanufacture such products or correct issues in the field. Our failure to discover such components could expose us to significant liability under product warranties or in the event of data security concerns or breaches relating to such components.
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
For example, we announced in April 2015 a new relationship with Dell Inc., whereby Dell became a reseller of Aerohive’s Wi-Fi and cloud services and, in November 2017, that we had an OEM agreement which significantly expanded the scope of our resale relationship with Dell. We announced in June 2018, a global partnership with Juniper Networks, whereby Juniper can sell our cloud-managed Wi-Fi solution, including our family of .11ax access points and HiveManager cloud platform. In February 2016, we announced a partnership with SYNNEX Corporation as a distributor of our products in the United States and Canada. To support these and other relationships, we are continuing to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings. In addition, we have cannot be certain that these partners, such as Dell, will continue to invest in the success of our partnership or, instead, choose to direct its resources to other partnerships, including potentially with our competitors. In addition, increasing the significance to us of Dell as a channel partner, including through broader partner relationships, could undermine the success of our other channel partners. For example, through our OEM relationship, Dell may have access to favorable pricing or integrated product offerings which may give them an advantage in identifying and securing customer opportunities. This could cause our product margins and associated revenue to decrease. Our other channel partners may also be less willing to continue to invest in and dedicate resources toward the marketing, distribution and support for our products, which could reduce the associated revenue we receive from them and our revenue overall.
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

Furthermore, various countries regulate the import of certain encryption technology and operation of our products, including through import permitting, certification and licensing requirements, and have enacted laws that could limit our ability to distribute our products or our end customers’ ability to operate our products in those countries, or could impose additional expense on us to meet these requirements as a condition to distribute our products. Encryption products and the underlying technology may also be subject to export-control restrictions. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export approval for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory laws and regulations regarding the export or import of our products, including with respect to new releases of our products, may create delays in the introduction of our products in international markets, prevent our end customers with international operations from deploying our products throughout their globally distributed systems or, in some cases, prevent the export or import of our products to some countries altogether.
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

Defects and errors may also cause our products to be vulnerable to security attacks. The techniques used by computer hackers to access or sabotage networks are becoming increasingly sophisticated, change frequently and generally are not recognized until after they have been launched against a target. As we increasingly collect, store, analyze, use and transmit data, and provide data analytics solutions to our end customers, these risks become more significant to us. We may be unable to anticipate these techniques or provide a solution in time to protect our and our end customers’ networks. In addition, we might not be able to timely develop and provide updated products and software to our end customers, thereby leaving our end customers vulnerable to attacks. Finally, if our employees, or others who have access to end customer data, misuse this information, our reputation would be harmed, and we could be subject to claims for damages.
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

Our future success also depends on our ability to continue to attract, integrate and retain highly skilled personnel, especially skilled executives and sales and engineering employees. We have experienced in the past higher-than-normal turn-over, especially amongst our sales personnel, and continue to replace personnel where we think needed to improve our operations and product development capabilities and processes. We also continue to replace personnel as part of our ongoing performance and expense management initiatives. Turn-over is highly disruptive to our operations and has had and could continue to have an adverse effect on our revenue. In addition, competition for highly skilled personnel is frequently intense, especially in Silicon Valley, where we maintain our headquarters and a substantial operating and sales presence. Compensation for new and existing employees has been increasing significantly of late, in particular employees in Silicon Valley, increasing our operating expenses (and thus reducing our operating margins). Volatility or lack of performance in our stock price may affect our ability to attract new employees or retain existing employees by decreasing the perceived value of any stock-based compensation we may offer, or they may hold. Prolonged periods of low performance or volatility in our stock price could also negatively impact our appeal as an employer, harm employee morale or increase employee turnover, including amongst our Silicon Valley employees. Any failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs may negatively impact our growth. Also, to the extent we hire personnel from our competitors, we may be subject to allegations that we have improperly solicited these employees, that they have divulged to us proprietary or other confidential information of their former employers, or that their former employers own their inventions or other work product. This may expose us to significant liability and litigation risk.
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
California also recently adopted consumer data privacy provisions, which contain similar as well as additional requirements as provided under GDPR regulations. These regulations go into effect in 2020.
Our failure to comply with all applicable privacy and data protection laws, regulations, standards, and codes of conduct, as well as our own privacy policies and contractual commitments to the extent possible, could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end customers and other affected individuals, demands that we modify or cease existing practices, damage to our reputation and loss of goodwill (both in relation to existing and prospective end customers), any of which could have a material adverse effect on our operations, financial performance and business. Privacy and data protection regulators within the United States, the European Union and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities. The GDPR provides for European Union regulators to be able to impose fines in some cases of the greater of €20 million or 4% of a company’s worldwide annual sales. California's consumer privacy protections also provide for fines in the event or improper data collection or use. Such fines are in addition to the rights of individuals to sue for damages in respect of any data privacy breach which has caused them to suffer loss. Such actions against our partners, including third-party providers of data analytics services, could also affect our operating performance, including demand for our products and cloud-managed solutions, and if these or other third-party vendors violate applicable laws or our policies, such violations may also put our end customers’ information at risk and could in turn have a material and adverse effect on our business. Additionally, there is a risk that failures in systems designed to protect private, personal or proprietary data we may hold will allow such data to be disclosed to or seen by others, resulting in potential regulatory investigations, enforcement actions or penalties, remediation obligations and/or private litigation by parties whose data were improperly disclosed. There is also a risk that we could be found to have failed to comply with U.S., state or foreign laws or regulations regarding the collection, storage, handling, analysis, use, transfer, or disposal of such privacy, personal or proprietary data, or consent to the same, which could subject us to fines or other sanctions, as well as adverse reputational impact.
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
We derive a significant portion of our revenue from end customers and channel partners outside the United States. For the nine months ended September 30, 2018 and 2017, we attributed 39% and 34% of our revenue to our international end customers and channel partners. As of September 30, 2018, approximately 46% of our full-time employees were located outside of North America, with 27% located in China. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will continue to require significant management attention and our financial investment. In addition, the United States and other countries have recently engaged in counter-vailing trade sanctions and tariffs, both on goods imported to United States and goods we may export from the United States to other countries. In retaliation, various countries are considering export regulations and other regulatory or contractual limitations, such as import, technical and other certification requirements and restrictions on our ability to sell or develop our products in certain foreign markets.
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
To the extent, we continue to expand our business globally, our success will depend, in large part, on our ability to effectively anticipate and manage these and other risks and expenses associated with our international operations. Political instability and uncertainty in the European Union and, in particular, Britain's recent decision to exit the European Union have slowed economic growth and created significant economic disruption and uncertainty in the region, which could continue to discourage near-term economic activity, including delay decisions to purchase Aerohive products. We believe this has had a significant and continuing impact of our revenue from our European operations, and our ability to predict such revenue, as the terms and circumstances of Britain’s exit and its impact on other countries of the European Union are resolved. Our failure to manage any of these risks timely and successfully could harm our international operations and reduce our international sales, and business generally, adversely affecting our business, operating results and financial condition.
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

•	difficulties and costs associated with staffing and managing foreign operations;

•	potentially longer payment cycles and greater difficulty collecting accounts receivable;

•	the need to adapt and localize our services for specific countries, including conducting business and providing services in local languages;

•	reliance on third parties over which we have limited control, such as our VARs, distributors, OEM partner or their resellers or agents, for marketing and reselling our products and solutions;

•	availability of reliable broadband connectivity and wide-area networks in areas we target for expansion;

•	difficulties in understanding and complying with local laws, regulations, and customs in foreign jurisdictions or unanticipated changes in such laws;

•	application of or changes in anti-bribery laws, such as the FCPA and UK Bribery Act, which may disrupt our staffing or ability to manage our foreign operations;

•	changes in political and economic conditions leading to changes in the business environment in which we operate, as well as changes in foreign currency exchange rates;

•	sanctions restricting local commercial activity, including retaliatory actions by local governments; and

•	natural disasters, pandemics or international conflict, including terrorist acts or labor or political disputes, which could interrupt our operations or endanger our personnel.

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
International trade disputes and other protectionist measures that could adversely affect our business.
All our products are manufactured and a substantial portion are sold outside the United States. Trade disputes and tariffs imposed by regulatory agencies or application of tariff requirements to currently untariffed products, whether by the U.S. or a foreign government or agency, could increase the cost of our products and the components and raw materials that go into making them. These increased costs could adversely impact the gross margin that we earn on our product sales. Increased costs could also make our products more expensive for customers, which could make them less competitive and reduce customer demand and our sales. Countries may also adopt other protectionist measures that could limit our ability to offer our products and services at all to certain customers and/or in certain regions. This could further lower the sales of our products in general or in certain regions, or lower the margins we recognize on the sale, perhaps significantly. In addition, such tariffs and associated requirements, and how they may apply to our products, are often complex and subject to interpretation. We may not foresee or correctly apply such tariffs or requirements to our products in all instances. As such, we may be exposed to fines or penalties, including underpayment of applicable tariffs or restrictions on our ability to distribute our products to certain customers or certain regions.
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
Our cash, cash equivalents and short-term investments were $94.7 million as of September 30, 2018, which we held as money market funds, U.S. treasury securities, commercial paper and investment-grade corporate debt securities with Moody's and S&P ratings of A-/A3 or better. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Any deterioration in the U. S. and global credit and financial markets could cause losses or significant deterioration in the value of our cash, cash equivalents or possible investments. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents and possible investments, which may affect our ability to fund future obligations. Further, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our business, operating results and financial condition.
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
Our corporate headquarters are located in Silicon Valley, and substantially all of our contract manufacturers are located in Asia, both regions known for seismic activity. A significant natural disaster, such as an earthquake, a fire or a flood, occurring near our headquarters, or near the facilities of our contract manufacturers, could have a material adverse impact on our business, operating results and financial condition. Despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins, denial of service attacks, malware, ransomware and other disruptions and data security incidents arising from unauthorized tampering with our systems or our products or our data analytic solutions or from internal or external threats. In addition, natural disasters, acts of terrorism or war could cause disruptions in our or our end customers’ or channel partners’ businesses, our suppliers’ and manufacturers’ operations or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. We do not have a fully developed or resourced disaster recovery plan or policy or incident response plan or comprehensive written information or data security plans in place which cover all our installations and business operations, and do not currently require that all our manufacturing partners have such plans or policies in place. To the extent that such incidents or our failure to promptly or effectively respond result in delays or cancellations of orders or impede our suppliers’ and/or our manufacturers’ ability to timely deliver our products and product components, or the deployment of our products, our business, operating results and financial condition could be adversely affected. We do maintain what we believe are commercially reasonable levels of business interruption insurance. However, we cannot assure that such insurance would be available to us or adequately cover our losses in the event of a significant disruption in our business.
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
We periodically assess the value of our assets, and may determine to reduce the value of such assets we report on our balance sheet.
We periodically review the value of assets material to our business and report this value on our financial statements. These assets include property and equipment, as well as intangible assets such as investments we may make in complementary companies, products or technologies, or partnerships or joint ventures we may form with third parties. Changes in events or circumstances, including those we do not anticipate, may cause us to reconsider and reduce the value at which we have previously estimated and reported this asset, and such adjustment in value which we then report on our financial statements could be significant in any period.
Our future capital needs are uncertain, and we may need to raise additional funds in the future. If we require additional funds in the future, those funds may not be available on acceptable terms, or at all.

Our cash, cash equivalents and short-term investments were $94.7 million as of September 30, 2018. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs for at least the next 12 months. We may, however, need to raise substantial additional capital in the future to:

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
Being a public company has increased our ongoing expenses in general and specifically the cost for us to obtain director and officer liability insurance at levels we deem commercially reasonable, and we have incurred higher costs and accepted higher retentions to obtain such coverage. Being a public company also makes it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on its audit committee and compensation committee, and qualified executive officers. California recently enacted a law requiring public companies with headquarters in California to maintain minimum female representation on their boards of directors. Failure to achieve designated minimum levels by identified dates expose such companies to financial penalties and reputational harm. Institutional investors are increasingly also requiring companies in which they hold shares to expand the diversity of board representation, including the number of women represented. We cannot assure that we will meet the requirements of this new law or the expectations of our investors, on time or at all, which would expose us to financial penalties or cause certain investors to divest their holdings in our stock.
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
On June 21, 2012, we entered into a revolving credit facility with Silicon Valley Bank, which we refer to, as amended, as our Revolving Credit Facility. As of September 30, 2018, we have $20.0 million drawn under the Revolving Credit Facility.
Our obligations under the Revolving Credit Facility are secured by substantially all of our property, other than our intellectual property. The Revolving Credit Facility contains customary negative covenants that limit our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets or engage in merger and acquisition activity, including merge or consolidate with a third party. The Revolving Credit Facility also requires us to maintain a liquidity ratio of not less than 1.25 to 1.00 and a minimum net cash, cash equivalent and investment balance with the bank of $35 million and to demonstrate the absence of defined events of default in order to assure full access to the available borrowing. Our Revolving Credit Facility also contains customary affirmative covenants, including requirements to, among other things, deliver audited financial statements, and it contains customary events of default, subject to customary cure periods for certain defaults, which include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults arising from inaccuracy of representations and warranties. The Revolving Credit Facility also includes a default upon the occurrence of a material adverse change to our business.
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
We currently target education, retail and distributed enterprise end customers, and to a lesser extent on hospitality and healthcare vertical. In the event, any of the specific sectors we target fails to expand on wireless networking, or slows the rate of their spending, our operating results could be harmed. For example, the education sector is faced with limited resources to spend on technology purchases. In North America, the U.S. government's E-Rate program starting on July 1, 2015 was expected to continue to provide a significant portion over the next several years of the funding used by schools to purchase our solutions. If this sector does not continue to expand expenditures on technology in general, or the rate of funding slows or is delayed, our business could be harmed. If the E-Rate program is discontinued or receives a lower level of funding than we expect, or the share of funding our end customers secure or direct toward purchasing our products is lower than we expect, our business could also be harmed.
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
Subscription and support revenue, consisting of sales of new or renewal subscription and support and maintenance contracts, accounts for a significant portion of our revenue, comprising 29% and 25% of our total revenue for the nine months ended September 30, 2018 and 2017, respectively. Our service revenue may decline and fluctuate as a result of a number of factors, including end customers’ level of satisfaction with our offerings, the prices, pricing and changes in the scope of our offerings, the prices of products and services offered by our competitors and reductions in our end customers’ spending levels. We are developing and implementing systems to enable us better to track and timely identify renewal opportunities. If our sales of new or renewal subscription and support and maintenance contracts decline, or we are not able to manage efficiently increased support transaction volumes, including renewals, our revenue and revenue growth may decline and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one, three or five years. As a result, much of the service revenue we report each quarter is the recognition of deferred revenue from service contracts entered during previous quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one quarter will not be fully reflected in revenue in that quarter but will continue to negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our services revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of services contracts would result in revenue for services contracts being recognized over longer periods of time and the associated revenue we recognize could be lower in any particular quarter.
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
We protect our proprietary information and technology through licensing agreements, third-party nondisclosure agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the United States and similar laws in other countries. As of September 30, 2018, we held 69 patents issued and 46 applications pending in the United States (as well as certain foreign equivalents issued and applications pending outside the United States). These patents issued in the U.S. will expire between 2028 and 2036.
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
Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. Our limited portfolio of issued patents may not provide defenses or counterclaims in response to patent infringement claims or litigation brought against us by third-party competitors. Further, where non-operating entities or other adverse patent owners who have no relevant products or revenue bring such claims or litigation against us, our patents provide no deterrence or competitive risk. In any case, many potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims than we could against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. We might also be required to seek a license and pay royalties for the use of such intellectual property, which may not be available on commercially acceptable terms, or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense to redesign our product, which could delay our product offering and may ultimately not be successful.
See Part II, Item 1 “Legal Proceedings." for a discussion of certain of the intellectual property litigation in which we are currently involved.
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
We continue to review our usage of open-source software in our products, and to analyze the impact of such usage on our products and business. We may not be able to identify all of the risks regarding our use of open-source software and what steps we will need to take to come into compliance with applicable license terms. Moreover, our implementation of tools and policies designed to monitor our ongoing use of open-source software in our products may not be adequate or entirely effective in all instances to identify past or future used. Depending on our determination of the impact on our business of compliance with applicable open-source license requirements, we may re-engineer certain aspects of our products and/or seek licenses from third parties in order to demonstrate compliance with applicable license terms. Our review to date has identified certain uses of third-party open-source software that, under the terms of applicable open-source licenses, will require us to provide certain additional notices, and to distribute and to offer to release certain of our source code under open-source software license terms, which we currently anticipate doing. We are also re-engineering certain portions of our products to limit the scope of and potential impact on our business of such disclosure and licensing requirements going forward. We do not know the full extent of such required disclosures or re-engineering efforts, or if and on what terms such alternative licenses could be available and whether our reengineering efforts will be sufficient to demonstrate substantial compliance with applicable licensing requirements. Even where we have reengineered new product or platform offerings, we will likely be required to support for some period into the future legacy products and platforms utilizing software which does not comply with applicable license requirements. In such instances, we may nonetheless have exposure to third-party claims regarding our ability to demonstrate compliance with applicable open-source license requirements.
We rely on the availability of third-party licenses. If these licenses are available to us only on less favorable terms or not at all in the future, our business and operating results would be harmed.
We have incorporated third-party licensed technology and intellectual property rights into our products. It may be necessary in the future to renew existing licenses relating to various aspects of these products or to seek additional licenses for existing or new products. These necessary licenses could be unavailable to us on acceptable terms, or at all. The inability to obtain certain licenses or other rights, or to obtain those licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in delays in product releases until such time, if ever, as we can identify, license or develop equivalent technology and integrate such technology into our products, which might have a material adverse effect on our business, operating results and financial condition. Moreover, the inclusion in our products of intellectual property licensed from third parties on a nonexclusive basis could limit our ability to differentiate our product offering or protect our proprietary rights in our products.
Risks Related to Ownership of Our Common Stock
We have experienced significant volatility in the price of our common stock, and you could lose all or part of your investment.
The trading price of our common stock has fluctuated substantially. From the date of our initial public offering in March 2014 through September 30, 2018, the high and low trading price for our common stock as reported by the New York Stock Exchange ranged between a high of $12.23 and a low of $3.02. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock, since you might not be able to sell your shares at or above the price you paid.
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

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	distribution by large holders of our stock, including by early-stage investors;

•	announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships or capital commitments, or of delays in our product offerings;

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

•	the partnerships we or our competitors may announce, and the performance of such partnerships;

•	declines in our operating, margin or revenue growth or customer acquisition rates;

•	announcement or perceived risk of a data breach or vulnerability involving our products;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	changes in our senior management or our board of directors;

•	general economic conditions and slow or negative growth of our markets; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
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
We utilize RSU awards as a significant component of the equity incentives we provide to our employees. Shares subject to these awards typically vest on March 1, June 1, September 1 and December 1 of each year. On each of these dates, we may direct the sale of such shares into the market to generate cash sufficient to satisfy our estimate of the minimum statutory employee tax withholding. Our employees are also able to purchase shares of our common stock twice per year under our ESPP, which purchase dates currently are June 1 and December 1 of each year. Employees may choose then to sell a portion or all of such shares, including to generate cash sufficient to satisfy statutory tax withholding requirements they may have under local law. The coincidence of such sales of our common stock, concentrating on specific dates, may increase the typical or average trading volume of our common stock, and increase the volatility and degree of fluctuation in the trading price of our common stock. We expect such increased trading volumes and related trading price volatility to be repeated, coinciding with future RSU vesting and ESPP purchase dates. For this reason, on each of March 1, June 1, September 1 and December 1, 2017, and for the several days thereafter, the average trading volume in our common stock, as reported by the NYSE, typically increases, sometimes significantly, as does the degree of fluctuation in the trading price for our stock. Such trading volume and price volatility could create uncertainty amongst our investors or contribute to further stock price declines which may not be related to the actual performance of our business.
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
In February 2016, our board of directors authorized a stock repurchase program. Under the program, we were authorized to repurchase shares of our common stock for an aggregate purchase price of up to $10 million. In August 2017, our board of directors extended this program through June 30, 2018, and we announced in November 2017 that our board had increased to $20 million the aggregate purchases permitted under this program. In July 2018, our board of directors further extended this program through June 30, 2020. Under the program, we may purchase shares of our stock from time to time, in the open market or through private transactions, subject to market conditions, in compliance with applicable state and federal securities laws. However, the timing and number of our share repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities available to us. We may also choose to defer or limit repurchases given other uses of our cash or our desire to preserve cash balances. As of September 30, 2018, we had repurchased under this program 1,929,016 shares of our common stock at a total price of $8.6 million and average purchase price of $4.44 per share of our common stock.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of October 2018.

AEROHIVE NETWORKS, INC.

By:	/s/ David K. Flynn
David K. Flynn
President and Chief Executive Officer

AEROHIVE NETWORKS, INC.

By:	/s/ John Ritchie
John Ritchie
Chief Financial Officer