Form 10-Q
period 2019-03-31
AEROHIVE NETWORKS, INC
filed 2019-05-08
CIK 1372414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019.

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨ ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock, par value $0.001, outstanding as of May 1, 2019 was 56,337,156.

The Aerohive Networks design logo and the marks “Aerohive®,” “Aerohive Networks®,” “HiveManager®,” “HiveOS®,” "Aerohive A3™", Aerohive Atom AP30™,” “Aerohive Connect™,” “Aerohive Select™,” “HiveManager Connect™,” “HiveManager Select™,” and “HiveCare™” are the property of Aerohive Networks, Inc. All Rights Reserved. This Quarterly Report on Form 10-Q contains additional trade names, trademarks and service marks of other companies.

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AEROHIVE NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,380	$26,049
Short-term investments	61,218	66,052
Accounts receivable, net	18,804	16,185
Inventories	15,318	16,117
Prepaid expenses and other current assets	6,428	6,399
Total current assets	122,148	130,802
Property and equipment, net	5,328	5,947
Operating lease right-of-use assets	3,956	—
Goodwill	513	513
Other assets	4,287	4,255
Total assets	$136,232	$141,517
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,240	$16,129
Accrued liabilities	7,390	8,937
Operating lease liabilities, current	927	—
Debt, current	—	20,000
Deferred revenue, current	39,681	38,786
Total current liabilities	60,238	83,852
Debt, non-current	20,000	—
Deferred revenue, non-current	39,327	38,475
Operating lease liabilities, non-current	3,086	—
Other liabilities	1,234	1,582
Total liabilities	123,885	123,909
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share - 25,000,000 shares authorized as of March 31, 2019 and December 31, 2018; no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, par value of $0.001 per share - 500,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 56,336,156 and 55,867,619 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	56	56
Additional paid–in capital	297,273	293,910
Treasury stock - 2,469,978 shares as of March 31, 2019 and December 31, 2018, respectively	(10,584)	(10,584)
Accumulated other comprehensive income (loss)	14	(14)
Accumulated deficit	(274,412)	(265,760)
Total stockholders’ equity	12,347	17,608
Total liabilities and stockholders’ equity	$136,232	$141,517
See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue:
Product	$20,486	$25,066
Subscription and support	12,531	10,701
Total revenue	33,017	35,767
Cost of revenue (1):
Product	8,997	8,671
Subscription and support	3,641	3,404
Total cost of revenue	12,638	12,075
Gross profit	20,379	23,692
Operating expenses:
Research and development (1)	8,763	9,279
Sales and marketing (1)	14,497	15,670
General and administrative (1)	6,011	5,954
Total operating expenses	29,271	30,903
Operating loss	(8,892)	(7,211)
Interest income	496	289
Interest expense	(207)	(164)
Other income (expense), net	3	(173)
Loss before income taxes	(8,600)	(7,259)
Provision for income taxes	52	58
Net loss	$(8,652)	$(7,317)
Net loss per share, basic and diluted	$(0.15)	$(0.13)
Weighted-average shares used in computing net loss per share, basic and diluted	56,029,568	54,332,767

(1) Includes stock-based compensation as follows:
Cost of revenue	$226	$246
Research and development	1,086	1,046
Sales and marketing	926	997
General and administrative	1,347	1,382
Total stock-based compensation	$3,585	$3,671

See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018

Net loss	$(8,652)	$(7,317)
Unrealized gain (loss) on available-for-sale investments, net of tax	28	(39)
Comprehensive loss	$(8,624)	$(7,356)
See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Three Months Ended March 31, 2019
	Common Stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Amount
Balances at December 31, 2018	55,867,619	56	(10,584)	293,910	(265,760)	(14)	17,608
Shares issued upon exercise of options and ESPP	12,495	—	—	21	—	—	21
Issuance of common stock upon vesting of RSUs	503,845	—	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(47,803)	—	—	(243)	—	—	(243)
Stock-based compensation	—	—	—	3,585	—	—	3,585
Unrealized gain (loss) on available for sale investments	—	—	—	—	—	28	28
Net loss	—	—	—	—	(8,652)	—	(8,652)
Balances at March 31, 2019	56,336,156	$56	$(10,584)	$297,273	$(274,412)	$14	$12,347

	Three Months ended March 31, 2018
	Common Stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Amount
Balances at December 31, 2017	54,171,498	55	(6,216)	278,528	(247,423)	(30)	24,914
Shares issued upon exercise of options and ESPP	11,386	—	—	27	—	—	27
Issuance of common stock upon vesting of RSUs	699,069	—	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(256,029)	—	—	(1,080)	—	—	(1,080)
Stock-based compensation	—	—	—	3,671	—	—	3,671
Unrealized gain (loss) on available for sale investments	—	—	—	—	—	(39)	(39)
Net loss	—	—	—	—	(7,317)	—	(7,317)
Balances at March 31, 2018	54,625,924	$55	$(6,216)	$281,146	$(254,740)	$(69)	$20,176

See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(8,652)	$(7,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	763	708
Stock-based compensation	3,585	3,671
Other	(318)	(116)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,619)	(1,812)
Inventories	799	(63)
Prepaid expenses and other current assets	(189)	191
Operating lease right-of-use assets and other assets	339	(109)
Accounts payable	(3,743)	(56)
Accrued liabilities and other current liabilities	(1,819)	(792)
Operating lease liabilities, non-current and other liabilities	(181)	12
Deferred revenue	1,747	838
Net cash used in operating activities	(10,288)	(4,845)
Cash flows from investing activities
Purchases of property and equipment	(290)	(1,185)
Maturities of short-term investments	30,800	22,950
Purchases of short-term investments	(25,620)	(21,587)
Net cash provided by investing activities	4,890	178
Cash flows from financing activities
Proceeds from employee stock option exercises and employee stock purchase plan	21	28
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(243)	(1,080)
Payment on finance lease (capital lease prior to adoption of ASC 842)	(49)	(46)
Net cash used in financing activities	(271)	(1,098)
Net decrease in cash and cash equivalents	(5,669)	(5,765)
Cash and cash equivalents at beginning of period	26,049	27,249
Cash and cash equivalents at end of period	$20,380	$21,484
Supplemental disclosure of cash flow information
Income taxes paid	$67	$36
Interest paid	$209	$168
Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment purchases	$76	$196

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Aerohive Networks, Inc. was incorporated in Delaware on March 15, 2006, and, together with its subsidiaries (the "Company"), has designed and developed a leading cloud networking platform and product portfolio using cloud management, machine learning and artificial intelligence to simplify and secure the access network. The Company's products include Wi-Fi access points, access switches and SD-WAN-capable routers required to build an edge-access network; a cloud services platform for centralized management; data collection and analytics; and applications that leverage the network to provide additional capabilities to the business and IT organizations. Our cloud-managed wireless, switching, routing and security technologies provide flexibility and scalability in the deployment, management and licensing of networks globally.
The Company has offices in North America, Europe and Asia Pacific and employs staff around the world.
Basis of Presentation and Consolidation
The Company prepared the accompanying condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"), which includes the accounts of Aerohive Networks, Inc. and its wholly owned subsidiaries. The Company has eliminated all intercompany accounts and transactions in consolidation.
There have been no material changes in the Company’s significant accounting policies, other than the adoption of accounting pronouncement noted below, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Use of Estimates
When preparing the accompanying consolidated financial statements in conformity with GAAP, management makes estimates and assumptions that affect the amounts the Company reports in the condensed consolidated financial statements and accompanying notes. Those estimates and assumptions include, among others, the determination of a standalone selling price ("SSP") for revenue arrangements with multiple performance obligations, determination of fair value of stock-based awards, inventory valuation, accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions, allowance for sales reserves, allowance for rebate reserves, allowance for doubtful accounts, and warranty costs. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As the Company cannot determine future events and their effects with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the consolidated financial statements.
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. The Company remeasures the transactions denominated in currencies other than the functional currency at the average exchange rate in effect during the reporting period. At the end of each reporting period, the Company remeasures its subsidiaries’ monetary assets and liabilities to the U.S. dollar using exchange rates in effect at the end of the reporting period. The Company remeasures its non-monetary assets and liabilities at historical exchange rates. The Company records gains and losses related to remeasurement in other income (expense), net in the condensed consolidated statements of operations. Foreign currency exchange gain (losses) has not been significant in any period presented and the Company has not undertaken any hedging transactions related to foreign currency exposure.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in Topic 840. On January 1, 2019, the Company adopted ASC 842 and the related subsequent accounting updates which require recognition of right-of-use ("ROU") assets and associated lease liabilities for most leases on the Company's consolidated balance sheets. The Company adopted the lease standard under the modified retrospective transition method which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption. There was no cumulative-effect adjustment recorded to retained earnings on January 1, 2019. Under the modified retrospective transition method, the Company did not restate financial information reported in periods prior to 2019.
The Company elected the package of practical expedients permitted under the transition guidance, which allows the Company to carry forward its historical lease classification, its assessment on whether a contract is or contains a lease, and its indirect costs for any leases that exist prior to adoption of the new standard. The Company also elected to combine lease and non-lease components for all underlying classes of assets. For leases with a term of 12 months or less and with no purchase option the Company is reasonably certain to exercise, the Company elected the short-term lease exemption, which allows the Company not to recognize ROU assets or lease liabilities for qualifying leases existing at transition and new leases the Company may enter into in the future.
The primary impact from the adoption of ASC 842 was the recognition of the ROU assets and lease liabilities for operating leases of $4.3 million and $4.6 million, respectively, on January 1, 2019 which included reclassification of prepaid rent and deferred rent as a component of the ROU asset.

The adoption of this standard had no impact on the Company's condensed consolidated statements of operations and condensed consolidated statements of cash flows or debt-covenant compliance under its current agreements. See Note 5 Leases, Commitments and Contingencies for additional information.
Leases
The Company determines if an arrangement is a lease at inception. The Company evaluates the classification of leases at inception and as necessary at modification. The Company separately discloses operating lease ROU assets and liabilities on the Company's condensed consolidated balance sheets. Finance leases are included in property and equipment, accrued liabilities and other liabilities on the Company’s condensed consolidated balance sheets.
ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. The Company recognizes operating lease ROU assets and lease liabilities at commencement date based on the present value of lease payments over the lease term. When readily determinable, the Company uses the rate implicit in the lease to discount lease payments; however, when the rate is not readily determinable, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of future lease payments. The operating lease ROU asset also includes any lease payments made prior to lease commencement and excludes lease incentives. Variable lease payments are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. The Company's lease terms are the non-cancelable period including any rent-free periods provided by the lessor and include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. At lease inception, and in subsequent periods as necessary, the Company estimates the lease term based on its assessment of extension and termination options that are reasonably certain to be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The Company does not separate non-lease components from lease components for all underlying classes of assets. In addition, the Company does not recognize ROU assets and lease liabilities for short-term leases, which have a lease term of twelve months. Lease expense for short-term leases is recognized on a straight-line basis over the lease term.

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
The Company sells its products primarily to channel partners, which include distributors, value-added resellers ("VARs"), managed service providers ("MSPs"), and original equipment manufacturers ("OEMs"). The Company’s accounts receivable are typically unsecured and are derived from revenue earned from customers located in the Americas, Europe, the Middle East and Africa, and Asia Pacific. The Company performs ongoing credit evaluations to determine customer credit, but generally does not require collateral from its customers. The Company maintains reserves for estimated credit losses and these losses have historically been within management’s expectations.
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
The percentages of revenue from a consolidated group of entities (Channel Partner A and Channel Partner B) greater than 10% of total consolidated revenue were as follows:

	Three Months Ended March 31,
	2019	2018
Channel Partner A	40.1%	35.1%
Channel Partner B	17.7%	17.2%

The percentages of receivables from a consolidated group of entities (Channel Partner A and Channel Partner B) greater than 10% of total consolidated accounts receivable were as follows:

	March 31,	December 31,
	2019	2018
Channel Partner A	41.0%	21.4%
Channel Partner B	22.3%	31.7%
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
The Company classified its cash equivalents and short-term marketable investments within Level 1 and Level 2 in the fair value hierarchy as of March 31, 2019 and December 31, 2018, respectively. Level 1 assets include highly liquid money market funds that the Company includes in cash equivalents. The Company classifies these instruments within Level 1 of the fair value hierarchy because the Company values them based on quoted market prices in active markets. Level 2 assets include U.S. treasuries, corporate securities and commercial paper. The Company classifies these instruments within Level 2 of the fair value hierarchy because the Company values them based on pricing the Company obtains from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. The Company classifies these instruments as short-term investments unless their maturities are three months or less when purchased, in which case the Company includes them in cash and cash equivalents. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency, which the Company obtains from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets.

The components of the Company’s Level 1 and Level 2 assets were as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cash equivalents	Short-term investments
	(in thousands)
Level 1:
Money market funds	7,813	—	7,813	7,813	—
	$7,813	$—	$7,813	$7,813	$—
Level 2:
U.S. treasuries	15,238	4	15,242	—	15,242
Corporate securities	19,732	10	19,742	—	19,742
Commercial paper	28,223	—	28,223	1,989	26,234
	$63,193	$14	$63,207	$1,989	$61,218
Total	$71,006	$14	$71,020	$9,802	$61,218

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cash equivalents	Short-term investments
	(in thousands)
Level 1:
Money market funds	8,482	—	8,482	8,482	—
	$8,482	$—	$8,482	$8,482	$—
Level 2:
U.S. treasuries	8,988	(2)	8,986	—	8,986
Corporate securities	20,698	(12)	20,686	—	20,686
Commercial paper	36,380	—	36,380	—	36,380
	$66,066	$(14)	$66,052	$—	$66,052
Total	$74,548	$(14)	$74,534	$8,482	$66,052
All short-term investments the Company held as of March 31, 2019 and December 31, 2018 contractually mature within one year from these respective dates.
Unrealized gains and losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, the Company does not intend to sell, and it is not more likely than not that the Company would be required to sell, these investments before recovery of their cost basis. As a result, there was no other-than-temporary impairment for these investments as of March 31, 2019 and December 31, 2018.
3. CONSOLIDATED BALANCE SHEET COMPONENTS
Account Receivable Allowances
The allowance for rebates was approximately $3.5 million and $3.8 million as of March 31, 2019 and December 31, 2018, respectively. The allowance for sales return was approximately $0.3 million and $1.2 million as of March 31, 2019 and December 31, 2018, respectively. The allowance for doubtful accounts were immaterial as of March 31, 2019 and December 31, 2018.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Deferred sales commissions, current portion	$3,263	$3,171
Prepaid expenses	2,173	2,478
Other	992	750
Total prepaid expenses and other current assets	$6,428	$6,399
Property and Equipment, Net
Property and equipment, net consists of the following:

		March 31,	December 31,
	Estimated Useful Lives	2019	2018
		(in thousands)
Computer and other equipment	3 years	$1,677	$1,668
Manufacturing, research and development laboratory equipment	3 years	5,775	5,693
Software	2 to 5 years	9,470	9,462
Office furniture and equipment	3 to 7 years	2,078	2,052
Leasehold improvements	shorter of useful life or lease term	1,067	1,049
Property and equipment, gross		20,067	19,924
Less: Accumulated depreciation and amortization		(14,739)	(13,977)
Property and equipment, net		$5,328	$5,947
The software category includes the capitalized software for the Company's cloud service platform. The Company amortizes these capitalized costs to cost of subscription and support revenue on a straight-line basis over an estimated useful life of the software of five years.
Depreciation and amortization expense was $0.8 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively.
Office furniture and equipment classified under finance lease and capital lease prior to adoption of ASC 842 was $1.2 million at March 31, 2019 and December 31, 2018 respectively, and the related accumulated depreciation was $0.7 million and $0.7 million at March 31, 2019 and December 31, 2018, respectively. The amortization of finance lease right-of-use assets (depreciation expense prior to ASC 842) were not material for the three months ended March 31, 2019 and 2018.
Other Assets
Other assets consist of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Deferred sales commissions, non-current portion	$3,130	$3,085
Investment in privately held company	750	750
Other	407	420
Total other assets	$4,287	$4,255
Deferred Sales Commission
The current portion of deferred commission represents the amounts that the Company expects to recognize as commission expense within one year of the consolidated balance sheet date. Significant changes in the balance of total deferred commission (contract asset) during the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Beginning balance	$6,256	$6,019
Recognized	(1,519)	(3,018)
Additions	1,656	3,084
Total deferred sales commission	$6,393	$6,085
Current portion	$3,263	$3,100
Non-current portion	$3,130	$2,985
Of the $6.4 million total deferred commission balance as of March 31, 2019, the Company expects to recognize approximately 51% as commission expense over the next 12 months and the remainder thereafter.
Investment in Privately Held Company
In January 2016, the Company paid $1.5 million in cash to purchase a convertible note issued by a privately held company, which provides Wi-Fi application and analytics. In June 2017, the convertible note and accrued interest on the note converted into shares of preferred stock of the privately held company and the note was canceled. The accrued interest on the note was immaterial. The Company currently has no significant voting rights, investor rights or influence over the privately held company. Since the investment has no readily determinable market value, the Company elected the measurement alternative. The Company reviews the carrying value of the investment quarterly for indicators of fair value changes when there are observable prices less any potential impairment. As of December 31, 2018, the Company noted the deterioration in the fair value of the investment and as such took an impairment charge of approximately $0.8 million. The Company determined that the fair value of the investment as of December 31, 2018 to be $0.8 million. The Company did not recognize a change in value or impairment for the three months ended March 31, 2019, as there were no identified events or changes in circumstances that might have a significant impact on the carrying value. The Company has classified the investment as other assets on the condensed consolidated balance sheet.
Accrued Liabilities
Accrued liabilities consist of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Accrued compensation	$6,064	$7,492
Accrued expenses and other liabilities	1,081	1,169
Warranty liability, current portion	245	276
Total accrued liabilities	$7,390	$8,937
Deferred Revenue
The current portion of deferred revenue represents the amounts that the Company expects to recognize as revenue within one year of the consolidated balance sheet date. Significant changes in the balance of total deferred revenue (contract liability) during the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Beginning balance	$77,261	$67,040
Recognized	(12,531)	(10,701)
Additions	14,278	11,539
Total deferred revenue	$79,008	$67,878
Current portion	$39,681	$33,885
Non-current portion	$39,327	$33,993

Of the $79.0 million total deferred revenue balance as of March 31, 2019, the Company expects to recognize approximately 50% as revenue over the next 12 months and the remainder thereafter.
Contracted-But-Not-Recognized Revenue

The Company's contracted-but-not-invoiced performance obligations do not include the option for its customers to cancel. The Company's revenue allocated to remaining performance obligations represents contracted revenue that the Company has not yet recognized (“contracted-but-not-recognized”), which includes deferred revenue and non-cancelable amounts that the Company will invoice and recognize as revenue in future periods. Contracted-but-not-recognized revenue was $79.8 million as of March 31, 2019, of which the Company expects to recognize approximately 51% over the next 12 months and the remainder thereafter.
Warranty Liability
The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Beginning balance	$615	$577
Charges to operations	217	126
Obligations fulfilled	(230)	(153)
Changes in existing warranty	(14)	(4)
Total product warranties	$588	$546
Current portion	$245	$217
Non-current portion	$343	$329
Changes in existing warranty reflect a combination of changes in expected warranty claims and changes in the related costs to service such claims.
4. DEBT
Financing Agreements
In June 2012, the Company entered into a revolving credit facility with Silicon Valley Bank (the "Revolving Credit Facility"). The Revolving Credit Facility is collateralized by substantially all of the Company’s property, other than intellectual property. Since January 1, 2016, the Revolving Credit Facility bears interest rate at the lesser of (i) LIBOR rate plus 1.75% or (ii) prime rate minus 1.0%. In March 2017, the Company amended the Revolving Credit Facility to extend the maturity date by two years and reduce the minimum cash requirements. In January 2019, the Company further amended the Revolving Credit Facility to extend the maturity rate by two years through March 31, 2021 and to adjust the interest rate on the outstanding borrowings to be the lesser of (i) LIBOR rate plus 1.50% or (ii) prime rate minus 1.25%, or lesser of (i) LIBOR rate plus 1.75% or (ii) prime rate minus 1.00% depending on the provisions of the loan agreement. The weighted-average interest rate of the Revolving Credit Facility was 4.19% and 3.28% for the three months ended March 31, 2019 and 2018, respectively.

The Revolving Credit Facility contains customary negative covenants which, unless waived by the bank, limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets or engage in merger and acquisition activity, including merge or consolidate with a third party. The Revolving Credit Facility also requires the Company to maintain a minimum adjusted quick ratio of 1.25 to 1.00 and a minimum net cash, cash equivalent and investment balance with the bank as of the last day of each month of $35.0 million and to demonstrate the absence of defined events of default in order to assure full access to the available borrowing. The Revolving Credit Facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults due to inaccuracy of representation and warranties. Upon an event of default, the lender may declare all or a portion of the outstanding obligations payable by the Company to be immediately due and payable and exercise other rights and remedies provided for under the Revolving Credit Facility. During the existence of an event of default, interest on the obligations under the Revolving Credit Facility could be increased by 5.0%. As of March 31, 2019, the Company was in compliance with these covenants.
The Revolving Credit facility currently provides, among other things (i) a maturity date of March 31, 2021; and (ii) a revolving line up to $20.0 million, subject to certain conditions.
As of March 31, 2019, $20.0 million remains outstanding under the Revolving Credit Facility, and the Company classifies this amount as a non-current liability in the condensed consolidated balance sheet.
5. LEASES, COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company currently leases its main office facility in Milpitas, California, which lease is set to expire in June 2023. In addition, the Company has entered into various lease agreements in other locations in United States and globally for datacenter, sales offices and research and development facilities that expire at various times through September 2022. Some of the Company's leases include options to renew or terminate the lease. The Company does not assume renewals or terminations in its determination of lease term unless the Company determines these to be reasonably certain at lease commencement. The Company's lease agreements do not contain any material value guarantees or material restrictive covenants. For operating leases, the Company recognizes lease expense on a straight-line basis over the respective lease term.
Information related to the Company's right-of-use assets and related lease liabilities for the three months ended March 31, 2019 are as follows:

Three Months Ended March 31, 2019
(in thousands)
Cash paid for operating lease liabilities	$640
Right-of-use assets obtained in exchange for new operating lease obligations(1)	$4,327
Weighted-average remaining lease term	4.0 years
Weighted-average discount rate	5.43%

(1) Represents the amount for operating leases existing on January 1, 2019. There were no new leases that commenced in the first quarter of 2019.

The maturities of the Company's operating lease liabilities as of March 31, 2019 are as follows:

Amount
Year Ending December 31,	(in thousands)
2019 (remaining nine months)	$858
2020	1,124
2021	1,101
2022	948
2023	445
Total minimum lease payments	$4,476
Less: amount representing interest	$463
Total operating lease liabilities	$4,013
Operating lease liabilities, current	$927
Operating lease liabilities, non-current	$3,086
Operating lease expense was $0.5 million for the three months ended March 31, 2019 and 2018, respectively. Short term lease expense for the three months ended March 31, 2019 was not material. The total variable lease expense was $0.2 million for the three months ended March 31, 2019. The Company has an additional operating lease for real estate of $0.5 million which has not commenced as of March 31, 2019 and, as such, have not been recognized on the Company's consolidated balance sheet. This operating lease will commence during the period ending June 30, 2019 and has a lease term of two years.

Finance Leases
The Company has certain office furniture and equipment that it classifies as a finance lease. The terms of the finance lease range from three years to seven years. The interest expense is immaterial in any particular period. The weighted average remaining term for finance lease is four years.
The maturities of the Company's finance leases as of March 31, 2019 are as follows:

Amount
Year Ending December 31,	(in thousands)
2019 (remaining nine months)	$138
2020	182
2021	179
2022	162
2023	83
Total finance lease obligations	$744
Finance lease liabilities, current	$183
Finance lease liabilities, non-current	$561
ASC 840 Disclosures
As of December 31, 2018, future minimum lease payments under non-cancelable operating leases and finance leases were as follows (amounts in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2019	$1,562	$176
2020	1,082	171
2021	1,071	169
2022	987	162
2023	445	83
Total	$5,147	$761
Manufacturing Commitments
The Company subcontracts with manufacturing companies to manufacture its hardware. The contract manufacturers procure components based on non-cancelable orders the Company places with them. If the Company cancels all or part of an order, the Company is liable to the contract manufacturers for the cost of the related components they purchased under such orders.
As of March 31, 2019 and December 31, 2018, the Company had manufacturing commitments with contract manufacturers for inventory totaling approximately $5.2 million and $5.0 million, respectively.
Other Purchase Commitments
In August 2018, the Company amended an agreement with a third-party provider for our use of certain cloud services. Under the non-cancelable addendum, the Company is committed to a minimum purchase of $11.7 million between September 2018 and August 2021. As of March 31, 2019, the Company's remaining purchase commitment under the addendum was $9.9 million.

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
The Company is currently engaged in the following separate litigations:

•
In January 2018, three purported class actions were filed in the United States District Court for the Northern District of California against the Company and two of its officers. Those actions were subsequently consolidated into a single action titled as McGovney v. Aerohive Networks, Inc., et al., Case No. 5:18-cv-00435. The consolidated complaint, as amended, alleges that the defendants made false and misleading statements, in particular regarding the Company’s financial outlook for the fourth quarter of 2017. In February 2019, the Court granted the defendants’ motion to dismiss the consolidated amended complaint, finding that the Complaint failed to state a claim against any defendant.  In March 2019, the lead plaintiff filed a second consolidated amended complaint (the “Complaint”).  Like the prior complaint, the Complaint alleges that the defendants made false and misleading statements, in particular regarding the Company’s financial outlook for the fourth quarter of 2017. The Complaint asserts claims for violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 on behalf of those who purchased the Company’s common stock between November 1, 2017 and January 16, 2018, inclusive. The Complaint seeks monetary damages in an unspecified amount.  Defendants have filed a further motion to dismiss the Complaint, which is currently scheduled to be heard by the Court in the second half of 2019.

•
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

•
In September 2018, Modern Telecom Systems, LLC, or MTS, filed a complaint in the U.S. District Court, for the District of Delaware, asserting that certain of the Company's products which utilize aspects of the IEEE 802.11 standard infringed United States Patent No. 6,504,886 prior to such patent's expiration. The Company has resolved this matter in return for a nominal payment.

•
In March 2019, Orostream, LLC, or Orostream, filed a complaint in the U.S. District Court, for the district of Delaware, asserting that certain of the Company’s products which utilize aspects of the IEEE 802.11 standard infringed United States Patent No. 5,768,508 prior to such patent’s expiration. The Company is evaluating the possible application of these claims, if any, to its products.

•
A former employee in Korea has asserted claims that Company wrongfully terminated his employment. Following administrative proceedings in Korea, the Company has been ordered to reinstate the employee and pay certain past wages. The Company is appealing this matter to the civil law courts in Korea.

For the three months ended March 31, 2019, the liabilities incurred to settle the above matters were not material to the condensed consolidated financial statements.
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
6. STOCKHOLDERS' EQUITY
Common Stock Reserved for Future Issuance
As of March 31, 2019, the Company had the following reserved shares of common stock for future issuance:

March 31,
2019
Common stock reserved for future grant under the 2014 Equity Incentive Plan	11,880,866
Common stock reserved for future purchase under the 2014 Employee Stock Purchase Plan	1,811,460
Options and Restricted Stock Units issued and outstanding	7,603,830
Total reserved shares of common stock for future issuance	21,296,156
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
During the three months ended March 31, 2019 and 2018, respectively, the Company did not repurchase any shares. As of March 31, 2019, the Company had repurchased under this program a total of 2,469,978 shares of its common stock at a total price $10.6 million with an average purchase price $4.29 per share of the Company's common stock. Approximately $9.4 million remains available to the Company as of March 31, 2019 for repurchases under this program.
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
In January 2019, the Company effected an increase of 2,793,380 shares reserved under the 2014 Plan. As of March 31, 2019, the Company had 11,880,866 total shares of common stock reserved and available for grant under the 2014 Plan.
The following table summarizes the total number of shares available for grant under the 2014 Plan as of March 31, 2019:

Shares Available for Grant

Balance, December 31, 2018	9,498,884
Authorized	2,793,380
Options granted	—
Options canceled	168,997
Awards granted	(812,752)
Awards canceled	232,357
Balance, March 31, 2019	11,880,866
Stock Options
The following table summarizes the information about outstanding stock option activity:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2018	3,442,005	$5.99	4.61	$1,546
Options granted	—	—
Options exercised	(12,495)	1.65
Options canceled	(168,997)	7.75
Balance, March 31, 2019	3,260,513	$5.92	4.56	$2,534
Options exercisable, March 31, 2019	3,157,548	$5.90	4.50	$2,534
There were no options granted during the three months ended March 31, 2019 and 2018 respectively.
The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2019 and 2018 was $0.04 million and $0.03 million, respectively. The intrinsic value for each share underlying an option represents the difference between the option exercise price per share and the closing stock price of a share of the Company’s common stock. The total grant-date fair value of the options vested was $0.3 million and $0.7 million, respectively, during the three months ended March 31, 2019 and 2018, respectively.
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

The following is a summary of the Company’s RSU grant activity and related information for the three months ended March 31, 2019:

	Restricted Stock Units Outstanding
	Shares	Weighted-Average Grant-Date Fair Value Per Share

Balance, December 31, 2018	4,218,964	$4.35
Awards granted	812,752	4.00
Awards vested	(503,845)	4.99
Awards canceled	(184,554)	4.49
Balance, March 31, 2019	4,343,317	$4.20

The weighted-average grant-date fair value of RSUs the Company granted during the three months ended March 31, 2019 and 2018 was $4.00 and $4.30 per share, respectively. The aggregate grant-date fair value of RSUs the Company granted during the three months ended March 31, 2019 and 2018 was $3.3 million and $3.7 million, respectively. The aggregate fair value of shares vested as of the respective vesting dates during the three months ended March 31, 2019 and 2018 was $2.5 million and $1.3 million, respectively.
The number of RSUs vested during a particular period includes shares that the Company withheld during the period on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as determined by the Company. During the three months ended March 31, 2019 and 2018, the Company withheld 47,803 and 256,029 shares of stock, respectively, for an aggregate value of $0.2 million and $1.1 million, respectively. The Company returned such withheld shares to the 2014 Plan, which were then available under the plan terms for future issuance.
The Company grants shares of RSUs as performance-based restricted stock units (PBRSUs) to certain executives pursuant to the 2014 Plan. Each PBRSU represents the right to receive one share of the Company's common stock upon vesting, subject to the Company's achievement of certain performance conditions. The Company did not grant any performance-based restricted stock units (PBRSUs) during the three months ended March 31, 2019 and 2018, respectively. Of the PBRSU awards granted in prior years, 14,014 and 251,037 shares of PBRSU vested during the three months ended March 31, 2019 and 2018, respectively. The Company does not currently expect any additional PBRSU to vest during the remainder of the fiscal year 2019.
The Company also grants shares of RSUs as market-based restricted stock units (MBRSUs) to certain executives pursuant to the 2014 Plan. Each MBRSU represents the right to receive one share of the Company's common stock upon vesting subject to the Company's achievement of certain stock price targets. The Company estimates the fair value of the MBRSUs using the Monte Carlo option-pricing model as of the date of grant as the MBRSUs contain both market and service conditions. The Company records the total expense related to these MBRSUs on a graded-vesting method over the estimated term. The Company did not grant any MBRSU's during the three months ended March 31, 2019 and 2018, respectively. There were no MBRSU shares that vested during the three months ended March 31, 2019. 36,625 shares of MBRSU vested during the three months ended March 31, 2018.
2014 Employee Stock Purchase Plan
The 2014 Employee Stock Purchase Plan ("ESPP") is a ten-year plan, effective in March 2014. The ESPP authorizes the Company to issue shares of common stock pursuant to purchase rights it grants to its employees and those of its designated subsidiaries. In January 2019, the Company effected an increase of 558,676 shares reserved under the ESPP. As of March 31, 2019, the Company had 1,811,460 total shares of common stock reserved and available for issuance under the ESPP.
Under the ESPP, the Company grants stock purchase rights to all eligible employees, currently covering a one-year offering period ending December 1, 2019, with purchase dates at the end of each interim six-month purchase period. Employees purchase shares using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The ESPP currently has a reset provision: If the closing price of the Company’s common stock on the last day of any purchase period during an offering period is lower than the closing sales price on the first day of the related offering period, that offering period will terminate upon the purchase of shares for such purchase period and participants will be automatically re-enrolled in the immediately following offering period. As a result, the reference price for purposes of determining the purchase price of shares for subsequent purchase periods for all participants of the new offering period resets to such lower price. No participant may purchase more than $25,000 worth of common stock in any calendar year, or 5,000 shares of common stock in any six-month purchase period. The Company did not issue any shares under the ESPP during the three months ended March 31, 2019.
Determination of Fair Values
The Company used the following weighted-average assumptions to value employee stock purchase rights under the Black-Scholes model:

Three Months Ended March 31,
	2019	2018
ESPP purchase rights:
Expected term (in years)	0.50 - 1.00	0.50 - 1.00
Expected volatility	37% - 46%	46% - 48%
Risk free interest rate	2.52% - 2.70%	1.45% - 1.62%
Stock-based Compensation Expense
The Company recognized total stock-based compensation for stock-based awards in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of revenue	$226	$246
Research and development	1,086	1,046
Sales and marketing	926	997
General and administrative	1,347	1,382
Total stock-based compensation	$3,585	$3,671
The following table presents stock-based compensation expense by award-type:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Stock Options	$274	$541
Restricted Stock Units	2,994	2,792
Employee Stock Purchase Plan	317	338
Total stock-based compensation	$3,585	$3,671
The stock-based compensation expense the Company recorded for RSU for the three months ended March 31, 2019 and 2018 includes the amount of stock-based compensation recorded for MBRSUs of approximately $0.2 million and $0.2 million, respectively, and for the three months ended March 31, 2018 includes the amount of stock-based compensation the Company recorded for PBRSUs of approximately $0.2 million. The stock-based compensation expense the Company recorded for PBRSU for the three months ended March 31, 2019 was not material.
As of March 31, 2019, unrecognized stock-based compensation related to outstanding stock options, RSUs (including PBRSUs and MBRSUs) and ESPP purchase rights, was $0.2 million, $14.1 million and $0.8 million, respectively, which the Company expects to recognize over weighted-average periods of 0.28 years, 1.85 years and 0.67 years, respectively.
8. NET LOSS PER SHARE
The Company calculates basic and diluted net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive.
The following table presents the Company's computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except for share and per share data)
Numerator:
Net loss	$(8,652)	$(7,317)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	56,029,568	54,332,767
Net loss per share:
Basic and diluted	$(0.15)	$(0.13)
The Company excluded the following period-end outstanding common stock equivalents from its computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of March 31,
	2019	2018
Shares of common stock issuable under the Equity Incentive Plan	7,603,830	7,559,655
Employee Stock Purchase Plan	314,085	456,426
Total	7,917,915	8,016,081
9. INCOME TAXES
The Company's provision for income taxes was approximately $0.1 million, for the three months ended March 31, 2019 and 2018, respectively. The Company's provision for income taxes consisted primarily of state taxes and foreign income taxes.
For the three months ended March 31, 2019 and 2018, the Company's provision for income taxes differed from the statutory amount primarily due to the Company's maintaining a full valuation allowance against the U.S. net deferred tax assets, partially offset by foreign and state taxes.
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
The Company's realization of deferred tax assets depends on future taxable income, the existence and timing of which is uncertain. Based on the Company’s history of losses, management has determined it cannot conclude that it is more likely than not that the deferred tax assets will be realized and, accordingly, management has placed a full valuation allowance against its domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits, as of March 31, 2019 and December 31, 2018, respectively.
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
The following table represents the Company's revenue based on the billing address of the respective channel partners:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Americas	$17,238	$20,830
Europe, Middle East and Africa	12,758	11,900
Asia Pacific	3,021	3,037
Total revenues	$33,017	$35,767

     The Company has included within Americas in the above table revenue from sales in the United States of $15.6 million and $19.0 million, respectively, for the three months ended March 31, 2019 and 2018. Aside from the United States, no country comprised 10% or more of the Company's total revenue for each of the three months ended March 31, 2019 and 2018, respectively.
Property and equipment, net by location is summarized as follows:

	March 31,	December 31,
	2019	2018
	(in thousands)
United States	$4,013	$4,514
People's Republic of China	1,135	1,269
Europe, Middle East and Africa	180	164
Total property and equipment, net	$5,328	$5,947

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

•
our ability to improve sales capabilities, efficiency and execution and better anticipate and manage our product mix in order to achieve our operating results, including guidance we provide to our investors and investment analysts;

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

•
changes in consumer confidence and demand for our products, including internationally, due to disputes regarding trade and transfers of intellectual property, slowing global economic activity, changes to foreign currency exchange rates and other factors, including the decision of the United Kingdom to withdraw from the European Union;

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
For the three months ended March 31, 2019, our revenue was $33.0 million, a decrease of $2.8 million, compared to $35.8 million for the three months ended March 31, 2018. In the three months ended March 31, 2019 and 2018, our net losses were $8.7 million and $7.3 million, respectively. We announced on April 15, 2019 preliminary revenue results of $33.0 million for our first quarter of fiscal year 2019, which was below the revenue outlook of $36 million to $38 million which we provided for the period in February 2019.
We primarily conduct business in three geographic regions: (1) the Americas, (2) Europe, the Middle East and Africa, or EMEA, and (3) Asia Pacific, or APAC. From a geographic perspective, in the three months ended March 31, 2019, compared to the three months ended March 31, 2018, our year-over-year revenue decreased by 17.2% in the Americas and increased by 7.2% in EMEA and remained relatively flat in APAC. Our revenue in EMEA was the highest revenue we have achieved in that region for any first quarter of prior fiscal years. For the three months ended March 31, 2019, we generated 52.2% of our total revenue from Americas, 38.6% from EMEA and 9.1% from APAC.
We believe that the growth of our business and our future success depends upon many factors, including our ability to continue to develop innovative technologies and timely provide new product offerings to the marketplace; improve our sales capabilities, efficiency and execution and develop our channel partner program; acquire new end customers, expand our end-customer base and increase penetration within our existing end-customer base (including through new product offerings); and demonstrate revenue growth to our investors and financial analysts while also demonstrating that we can achieve profitability on an acceptable timeline and predictably maintain profitability thereafter.
We operate in the highly competitive wired and wireless network access products market, which is characterized by rapid technological innovation. We will need to continue to innovate in order to achieve market adoption of our products and services. We have continued the expansion of our product portfolio with the release of new Wi-Fi access points, access switches, SD-WAN branch routers and management software to allow us to deliver a unified wired and wireless network edge. In 2018, we released our family of products based on the developing 802.11ax standard. We continue to develop new functionality in our product offerings to take advantage of the changes to industry standards.
We believe we continue to have a market opportunity based on our ability to deliver unified Wi-Fi, switch and SD-WAN branch router solutions operating on a single, unified management platform, with subscription-based SaaS solutions and data analytics, at a low entry and operating cost, and the ability to expand based on each user's needs. We have developed a cloud-based services platform to provide network management and support additional value-added applications. HiveManager, the newest version of our network management application, provides a single management interface that customers use to configure network policies, monitor and troubleshoot performance, manage access and security, and run reports on network operations. We will continue to sell and support the legacy version of HiveManager, we call HiveManager Classic. However, our focus is to continue to transition our business to HiveManager and make our cloud-services platform and applications available to customers in either a subscription-based public cloud, on-premises private cloud deployment or virtual "Local Cloud" instance. Under the Aerohive Connect program, customers may purchase a less complex, connectivity-oriented HiveManager solution at lower entry-point pricing. Aerohive Connect customers can expand their Connect deployment, as needed, and can add subscriptions or licenses to upgrade to our full-featured Select offering and premium support services. Our Aerohive Connect and Select offerings are available across our entire portfolio of access points and switches. We believe that separating our product line into these two offerings delivers an attractively priced cloud-managed hardware for connectivity-oriented deployments and will position us to capture more subscription and software license revenue from those customers who require a more-advanced feature set and support. In November 2017, we announced that we had entered an OEM agreement with Dell EMC to deliver Aerohive's Wi-Fi access point hardware and HiveManager cloud services platform. The agreement includes joint sales, marketing, support services and logistic investments, and combines Aerohive's technology with Dell's go-to-market and support capabilities through Dell sales teams, Dell channel partners, and Dell services offerings. We also announced later in 2017 our SD-WAN solution for highly distributed commercial enterprises, retail chains and long-term healthcare providers which, when combined with our existing SD-LAN offering, enables organizations to simplify branch deployments with a unified cloud-managed Wi-Fi, switching, and SD-WAN VPN routing solution. In early 2018, we announced our Aerohive A3 cloud-managed NAC solution, and later in 2018 our Aerohive Atom AP30 pluggable access point and our family of enterprise-class access points based on the developing 802.11ax standard.

For the three months ended March 31, 2019, our K-12 education vertical comprised approximately 22% of our overall business, compared with 25% for the same period in fiscal year 2018. Historically, a substantial portion of our revenue has depended on the volatile education market, which has brought uncertainty to our results in particular quarters. We expect this uncertainty to continue into 2019 as well. The buying cycle for K-12 schools in the United States historically has driven strong sequential growth for us in the second quarter. We announced on April 15, 2019 that the value to us of Form 471 funding requests filed under the federal E-Rate program for Aerohive products and services increased by approximately 55 percent year-over-year to more than $37 million (as reported by E-Rate Profit Works). The final value of the orders for Aerohive products and services will exclude channel margins (which are included in the value of the 471 funding requests). We expect these funding requests to result in orders beginning in the second quarter, but which we primarily expect to receive over the second half of 2019. Though we expect a near-term benefit, the overall significance to our business in the future of the K-12 education vertical may decline as we expect the overall level of education spending to purchase our solutions is likely to be lower in future periods. For this reason, a priority for our business continues to be to expand and diversify our offerings and revenue opportunities into other verticals, with particular focus on enterprise customers. We also intend to increase our focus and continue to invest significant resources in developing our innovative technologies and new product offerings, acquiring new end customers in new and existing geographies, increasing penetration within our existing end customer base and extending the reach of our channel partnerships.

Results of Operations
The following table sets forth our results of operations for the periods presented, in dollars (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue:
Product	$20,486	$25,066
Subscription and support	12,531	10,701
Total revenue	33,017	35,767
Cost of revenue(1):
Product	8,997	8,671
Subscription and support	3,641	3,404
Total cost of revenue	12,638	12,075
Gross profit	20,379	23,692
Operating expenses:
Research and development(1)	8,763	9,279
Sales and marketing(1)	14,497	15,670
General and administrative(1)	6,011	5,954
Operating loss	(8,892)	(7,211)
Interest income	496	289
Interest expense	(207)	(164)
Other expense, net	3	(173)
Loss before income taxes	(8,600)	(7,259)
Income tax provision	52	58
Net loss	$(8,652)	$(7,317)
(1)Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of revenue	$226	$246
Research and development	1,086	1,046
Sales and marketing	926	997
General and administrative	1,347	1,382
Total stock-based compensation expense	$3,585	$3,671

The following table sets forth our results of operations for the periods presented, as a percentage of our total revenue:

	Three Months Ended March 31,
	2019	2018
Revenue:
Product	62%	70%
Subscription and support	38	30
Total revenue	100	100
Cost of revenue:
Product	27	24
Subscription and support	11	10
Total cost of revenue	38	34
Gross profit	62	66
Operating expenses:
Research and development	27	26
Sales and marketing	44	44
General and administrative	18	17
Operating loss	(27)	(21)
Interest income	2	1
Interest expense	(1)	—
Other income (expense), net	—	—
Loss before income taxes	(26)	(20)
Income tax provision	—	—
Net loss	(26)%	(20)%

Revenue

We derive revenue from the sales of our products and services, and we recognize revenue when we have identified the contract with the customer, identified the performance obligations in the contract, determined the transaction price, allocated the price to the performance obligations, and the performance obligations have been satisfied.
Our total revenue comprises the following:
Product Revenue.  We derive product revenue primarily from sales of our hardware products, which include wireless access points, SD-WAN branch routers, and switches, the majority of which are embedded with our proprietary operating system, HiveOS, and perpetual licenses for our unified network management system, HiveManager and other software applications, as well as related accessories. We recognize product revenue at the time of shipment, provided that all other revenue recognition criteria have been met.
Subscription and Support Revenue.  We derive subscription and support revenue primarily from sales of our software subscription and support offerings that we deliver over a specified term. These offerings primarily include post-contract customer support ("PCS") related to our perpetual software licenses and subscriptions to HiveManager and other software applications delivered as SaaS, including related customer support, and from subsequent renewals of those contracts. To benefit fully from potential contract renewals, we plan to continue to invest in systems to better track existing customer support commitments and renewal opportunities and provide offerings which continue to be attractive to our customers. Our PCS includes tiered maintenance and support services under renewable, fee-based maintenance and support contracts, which include technical support, bug fixes, access to priority hardware replacement services and unspecified upgrades on a when-and-if available basis. Our SaaS subscriptions include comparable maintenance and support services. The higher the percentage of our end-customers that purchase SaaS subscriptions, as opposed to HiveManager and perpetual licenses, the higher our subscription and support revenue will be as a percentage of our total revenue over time. We recognize subscription and support revenue ratably over the term of the contract, which is typically one, three or five years. As a result, our recognition of subscription and support revenue lags our recognition of related product revenue.

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenues:
Product	$20,486	$25,066	$(4,580)	(18)%
Subscription and support	12,531	10,701	1,830	17%
Total revenue	$33,017	$35,767	$(2,750)	(8)%

Percentage of revenues:
Product	62%	70%
Subscription and support	38%	30%
Total	100%	100%

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenue by geographic region:
Americas	$17,238	$20,830	$(3,592)	(17)%
EMEA	12,758	11,900	858	7%
APAC	3,021	3,037	(16)	(1)%
Total revenue	$33,017	$35,767	$(2,750)	(8)%

Percentage of revenue by geographic region:
Americas	52%	58%
EMEA	39%	33%
APAC	9%	9%
Total	100%	100%
Revenue decreased $2.8 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to a decrease in our product revenue partially offset by an increase in subscription and support revenue.
The decrease in our product revenue of $4.6 million for the three months ended March 31, 2019, compared to the same period in 2018, was primarily due to lower shipments, product mix shift from mid to lower-priced access points and a decrease in our license revenue as we transition our business to our subscription-based cloud-management platform.
The increase in our subscription and support revenue of $1.8 million for the three months ended March 31, 2019, compared to the same period in 2018, was primarily due to an increase in sales of our SaaS offerings, including our cloud-management platforms, and our recognition of deferred revenue in the period.
The Americas and EMEA accounted for the majority of our total revenue in the three months ended March 31, 2019 and March 31, 2018. The decrease in revenue in of $3.6 million in our Americas region for the three months ended March 31, 2019, compared to the same period in 2018, was primarily due to sales execution, primarily in the United States, and an unexpected shift in unit product mix from mid to lower-priced access points, also primarily in the United States.
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

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Cost of revenues:
Product	$8,997	$8,671	$326	4%
Subscription and support	3,641	3,404	237	7%
Total cost of revenues	$12,638	$12,075	$563	5%
Cost of revenue increased $0.6 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to an increase in cost of product revenue and an increase in cost of subscription and support revenue. We primarily attribute the increase in our cost of product revenue to changes in the mix of the products we sold in the period. We primarily relate the increase in our cost of subscription and support revenue to an increase in personnel and related costs and an increase in cost associated with opening of our regional data centers.
Gross Margin
Our gross margin or gross profit has been and will continue to be affected by a variety of factors, including product shipment volumes, average sales prices of our products, discounts we offer to our VAR, OEM and distributor partners, the mix of revenue between products and subscription and support services, and the mix of products we sold in the period, because our products have varying gross margins depending on the product offering and the lifecycle of the product. We expect our subscription and support gross margin to increase over the long term because we expect our subscription and support revenue to increase more quickly than our cost of subscription and support revenue. We expect our gross margin to be volatile and may decrease at any given time as we experience additional competitive pricing pressure, or mix shifts to lower-margin products. Further, we believe the pricing of our new Connect and Select offerings may dampen our product gross margin; however, we expect those offerings to generate improvements in our subscription and support gross margin as well as increase our deferred revenue over the period, both of which we expect will generate higher operating margins for our business.

	Three Months Ended March 31,
	2019		2018
	Amount	GM	Amount	GM
	(dollars in thousands)
Gross margin:
Product	$11,489	56.1%	$16,395	65.4%
Subscription and support	8,890	70.9%	7,297	68.2%
Total gross margin	$20,379	61.7%	$23,692	66.2%
Total gross margin decreased from 66.2% to 61.7% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to lower gross margin in product revenue slightly offset by the increase in software and subscription margin.
Product gross margin decreased from 65.4% to 56.1% for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily related to the mix of products we sold during the period and our fixed cost over lower revenue. The decrease in our product gross margin was primarily due to the shift in product mix from mid to lower-priced access points and transition of our customers from perpetual licenses to multi-year subscriptions. Subscription and support gross margin increased from 68.2% to 70.9% for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase in our subscription and support gross margin was primarily due to higher growth in our subscription and support revenue than our related cost of delivering these subscription and support services.

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

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Research and development	$8,763	$9,279	$(516)	(6)%
% of revenue	27%	26%

Research and development expense decreased $0.5 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The decrease was primarily due to a decrease of $0.7 million in personnel and related costs due to lower headcount offset by an increase of $0.2 million in other expenses primarily related to professional services and product certification costs.

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

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$14,497	$15,670	$(1,173)	(7)%
% of revenue	44%	44%

Sales and marketing expense decreased $1.2 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The decrease was primarily due to a decrease of $1.3 million in personnel and employee related costs due to lower headcount, a decrease of $0.2 million in sales and marketing expenses primarily due to lower spending for sales and marketing-related equipment and programs offset by $0.2 million increase in employee travel expenses, and a $0.1 million increase in professional services.
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

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
General and administrative	$6,011	$5,954	$57	1%
% of revenue	18%	17%
General and administrative expense increased $0.1 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase was primarily related to an increase in professional services primarily related to compliance fees.
Interest Income

Our interest income primarily consists of interest earned on our cash and cash equivalent and short-term investments. We have invested our cash in money-market funds and other short-term, high quality investments. Historically, our interest income has not been material.

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Interest income	$496	$289	$207	72%
Interest income increased for the three months ended March 31, 2019, compared to the three months ended March 31, 2018 primarily due to income earned on our short-term investments due to increasing interest rates and additional cash invested in short-term investments.
Interest Expense

Our interest expense consists primarily of interest on our indebtedness.

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Interest expense	$(207)	$(164)	$(43)	26%
The change in our interest expense was not significant.
Other Income (Expense), Net

Our other income (expense), net primarily consists of gains and losses from foreign currency exchange transactions.

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$3	$(173)	$176	(102)%
The change in our other income (expense), net primarily related to changes due to foreign currency fluctuations.
Provision for Income Taxes
Our provision for income taxes consists primarily of foreign tax expense due to our cost-plus agreements with our foreign entities, which guarantee these foreign entities a profit, and to a lesser extent federal and state income tax expense. We expect our provision for income taxes to increase in absolute dollars in future periods.

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$52	$58	$(6)	(10)%

The change in our provision for income taxes primarily related to foreign and state income taxes and was not significant. As of March 31, 2019 and March 31, 2018, respectively, we maintained a full valuation allowance against our domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits.
Liquidity and Capital Resources
As of March 31, 2019, we had cash and cash equivalents of $20.4 million and short-term investments of $61.2 million. As of March 31, 2019, we held $79.1 million of our cash, cash equivalents and short-term investments within the United States.
In June 2012, we entered into the Revolving Credit Facility with Silicon Valley Bank, which matures on March 31, 2019. We have been using the amount drawn under the Revolving Credit Facility for working capital and general corporate purposes. As of March 31, 2019, we had $20.0 million of outstanding debt, under the Revolving Credit Facility, and we were in compliance with all covenants under our loan agreement. See Note 4 to the Condensed Consolidated Financial Statements included in this Form 10-Q for more information about our debt.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(10,288)	$(4,845)
Net cash provided by investing activities	4,890	178
Net cash used in financing activities	(271)	(1,098)
Net decrease in cash and cash equivalents	$(5,669)	$(5,765)
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
For the three months ended March 31, 2019, cash used in operating activities was $10.3 million as a result of our net loss of $8.7 million, partially offset by non-cash charges of $4.0 million and a net change of $5.7 million in our net operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $3.6 million, and depreciation and amortization expense of $0.8 million offset by other charges of $0.3 million. The net change in our net operating assets and liabilities was primarily due to a $2.6 million increase in accounts receivable primarily due to timing of shipments, a $3.7 million decrease in accounts payable, a $1.8 million decrease in accrued liabilities, a $0.2 million increase in prepaid expenses and a $0.2 million decrease in other liabilities, partially offset by a $1.7 million increase in deferred revenue, a $0.8 million decrease in cash used for inventory purchases and a $0.3 million decrease in other assets. Our days sales outstanding, or DSO, was 51 days as of March 31, 2019, which we calculate by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter. The increase in DSO to 51 days as compared to 49 days for the same period last year is primarily due to the timing of shipments in the period.
For the three months ended March 31, 2018, cash used in operating activities was $4.8 million as a result of our net loss of $7.3 million, partially offset by non-cash charges of $4.3 million and a net change of $1.8 million in our net operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $3.7 million and depreciation and amortization expense of $0.7 million. The net change in our net operating assets and liabilities was primarily due to a $1.8 million increase in accounts receivable primarily due to the timing of shipments, a $0.8 million decrease in accrued liabilities, a

$0.1 million increase in cash used for inventory purchases, a $0.1 million increase in other assets and a $0.1 million decrease in accounts payable, partially offset by a $0.2 million decrease in prepaid expenses and a $0.8 million increase in deferred revenue. Our DSO was 49 days as of March 31, 2018.
Investing Activities
Our investing activities have primarily consisted of purchases of property and equipment and purchases and sales or maturities of marketable securities.
For the three months ended March 31, 2019, cash provided by investing activities was $4.9 million, primarily attributable to maturities of marketable securities of $30.8 million offset by cash used for purchases of marketable securities of $25.6 million, and cash used for purchases of property and equipment of $0.3 million, relating primarily to purchases of lab equipment.
For the three months ended March 31, 2018, cash provided by investing activities was $0.2 million, primarily attributable to maturities of marketable securities of $23.0 million offset by cash used for purchases of marketable securities of $21.6 million, and cash used for purchases of property and equipment of $1.2 million, relating primarily to purchases of software.
Financing Activities
Our financing activities have primarily consisted of proceeds from our employees' exercises of stock options and proceeds from employee purchases under our stock purchase plan offset by and payments against our finance lease obligations.
For the three months ended March 31, 2019, cash used in financing activities was $0.3 million, primarily as a result of $0.2 million of cash used to satisfy our estimate of minimum employee tax withholding requirements on vesting of restricted stock units and $0.1 million cash used for payments against our finance lease obligations.
For the three months ended March 31, 2018, cash used in financing activities was $1.1 million, primarily as a result of $1.1 million of cash used to satisfy our estimate of minimum employee tax withholding requirements on vesting of restricted stock units.
Off-Balance Sheet Arrangements
Through March 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Our exposure to market risk from changes in interest rates relates primarily to our cash, cash equivalents, short-term investments and our outstanding debt obligations. We had cash, cash equivalents and short-term investments of $81.6 million and $92.1 million as of March 31, 2019 and December 31, 2018, respectively. We held these amounts primarily in bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant.
We have outstanding debt of $20.0 million as of March 31, 2019, consisting of our borrowing under our Revolving Credit Facility. The Revolving Credit Facility bears interest at a variable rate.
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
Foreign Currency Risk
We denominate all of our sales in U.S. dollars and, therefore, our revenues are not currently subject to significant foreign currency risk. However, when the exchange rate of the U.S. dollar to foreign currencies is strong, the price of our products outside the United States may become less competitive, reducing our sales or requiring us to lower pricing for our products outside the United States in order to maintain sales and revenue performance. We denominate our operating expenses in the currencies of the countries in which our operations are located, including in EMEA and APAC, and may be subject to fluctuations due to changes in foreign currency exchange rates. Where the exchange rate is strong for local currencies relative to the U.S. dollar, our product and overall operating margins may be negatively impacted. However, to date, we have not used derivative financial instruments to mitigate our exposure to foreign currency exchange risks. A hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our condensed consolidated financial statements in any of the periods presented.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable-assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The information set forth under the “Contingencies” subheading in Note 5 - Leases, Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
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
We manage our ongoing operating expenses in an effort to position us to achieve non-GAAP operating profitability at certain target levels of quarterly revenue, which we may announce publicly from time-to-time. We may subsequently take actions which could raise or lower the level of quarterly revenue we would need to achieve non-GAAP profitability in any period. Nonetheless, we have a history of losses. We have never achieved GAAP profitability on a quarterly or annual basis, and we cannot predict with certainty whether or when we might be profitable in the foreseeable future, even on a non-GAAP basis and even at these revenue levels. We experienced net losses on a GAAP basis of $38.2 million, $22.1 million, $18.3 million and $8.7 million for fiscal years 2016, 2017, 2018 and the three months ended March 31, 2019, respectively. As of March 31, 2019, our accumulated deficit was $274.4 million. We expect to continue to incur expenses associated with the continued development and management of our business, including expenditures to hire or terminate personnel: specifically, personnel costs and investments relating to sales, marketing, engineering, and in our channel and product development and support. As such, we may not control our expenses sufficiently to achieve operating profitability on a non-GAAP basis even if we achieve quarterly revenue in the indicated target range. If we fail to increase our revenue and manage our cost structure, we may not achieve profitability in the future. Once achieved, we may not be able to sustain or increase our profitability, at all or at levels our investors or industry analysts expect, or we may choose to continue to make investments in our operations which we feel will promote long-term growth, but which will reduce near-term profitability. This could also require us to continue to use available cash to support our investments and ongoing operations. As a result, our business and prospects, and how investors view and value our common stock, would be harmed.
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
In addition, our planned expense levels depend in part on our expectations of future revenue. We may choose to maintain or increase levels of investment in areas such as R&D and sales and marketing, despite near-term fluctuations in revenue, in order to position us for future growth. We also may reduce product prices in order to increase revenue growth and/or penetration of our products into targeted verticals. For example, in January 2017, we announced HiveManager Connect, a simplified version of HiveManager included as part of our new Aerohive Connect product line designed for customers with less complex connectivity-oriented requirements. Under the Aerohive Connect program, customers may purchase access points at lower list prices. Aerohive Connect customers can expand their Connect deployment, as needed, and can add subscriptions or licenses to upgrade to our full-featured Select offering and premium support services. We believe that separating our product line into these two offerings delivers attractively priced cloud-managed hardware for connectivity-oriented deployments and positions us to capture more subscription and software license revenue from those customers who require a more advanced feature set and support. However, this program may reduce our revenue, or the rate of our revenue growth, as purchasers take advantage of the lower entry pricing for our products. In addition, it may be difficult and take time for us to adjust expenses sufficiently to compensate for a shortfall in revenue, even when we may anticipate the shortfall. In such instances, even a small shortfall or seasonal fluctuation in revenue could disproportionately and adversely affect our overall operating margin, operating results and use of cash for a given quarter.
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

•
our ability to develop and make more productive relationships with our channel and strategic partners, including specifically Dell EMC, and such partners’ ability to effectively develop sales opportunities for us and distribute our products;

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

The effects of these factors, individually or in combination, create unpredictability in our operating results, our ability to forecast those results and our ability to achieve those forecasts. As a result, you should not rely on our past results as an indication of our future performance and comparing our operating results on a period-to-period basis, or anticipating our future results based on our public forecasts, may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of our investors or financial analysts for any period. We may release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, based on management predictions, which are necessarily speculative in nature. Our guidance may vary, and has varied, materially from actual results. For example, on January 16, 2018, we announced preliminary revenue results for our fourth quarter of fiscal year 2017, which was below the revenue outlook we had provided for the period in November 2017. We similarly announced on April 15, 2019 preliminary revenue results of $33.0 million for our first quarter of fiscal year 2019, which was below the revenue outlook we provided for the period in February 2019. Following each announcement in January 2018 and April 2019, the price of our common stock dropped significantly. We believe that different factors contributed to our disappointing revenue result in the respective periods. For example, we believe poor sales execution issues were primarily responsible for our revenue short-fall in the fourth quarter of our fiscal year 2017. Regarding our revenue short-fall in the first quarter of our fiscal year 2019, we believe a combination of a fall-off of business in the United States late in the quarter, combined with shift in unit product mix to lower-priced products and faster transition to multi-year subscriptions and support agreements, reduced our overall business in the quarter and resulted in a greater portion of revenue being deferred to future periods. If our revenue or operating results, or the rate of growth of our revenue or operating results, fall below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated revenue or earnings forecasts. Our failure to meet our own or other publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but fall short of analyst or investor expectations, could cause our stock price to decline and expose us to costly lawsuits, including securities class action suits. For example, purported class action law suits were filed in January 2018 asserting that statements we made in conjunction with our financial outlook for the fourth quarter of 2017 were false or misleading, or failed to include material information. See Note 5 - Leases, Commitments and Contingencies in this Form 10-Q for additional information regarding these class action law suits. These suits and other potential such litigation against us could impose substantial costs and divert management’s attention and resources.
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
Our rate of revenue growth slowed over the past few years, and recently has been flat. For example, our revenue decreased 9% from 2016 to 2017 and increased by 1% from 2017 to 2018. We expect this slow-to-flat rate of our revenue growth could continue and may even turn negative. As the general demand for wireless networking in the industry verticals that we target, or demand for our products in particular, slows, our revenue may continue to grow at a slower rate than we anticipate, or not at all.

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
In addition, the rate at which shipments of our Connect business convert to revenue differs significantly from shipments of our Select business. It is difficult for us to predict for any period the mix of Connect and Select shipments. As such, even if we accurately forecast the total shipments for our products and services, the ultimate mix between Connect and Select shipments can lead to significantly different revenue we will recognize in the period, which could bring volatility and uncertainty to our operating results. We announced on April 15, 2019 preliminary revenue results for our first quarter of fiscal year 2019 which were below the revenue outlook we provided for the period in February 2019. We attribute this shortfall, in part, to a shift in product mix in the quarter. We believe that this difficulty to predict the specific mix of Connect and Select shipments during the quarter added uncertainty to our operating results for this quarter and continues to do so.
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

The United Service Administrative Company ("USAC") experienced significant administrative challenges during 2016 and 2017 E-Rate cycles, causing the pace of release of approved funds and resulting availability of those funds to schools to continue to be significantly reduced. For example, the Federal Communications Commission publicly acknowledged USAC's continuing management of the E-Rate program by letter dated April 18, 2017, noting serious and persistent flaws in critical E-Rate processes which have caused persistent delays in funding commitments to schools and libraries. We believe that the significantly slower pace of E-Rate funding and other program execution issues were significant drivers of our weaker-than-expected order volume and lower revenue performance from our educational vertical in recent quarters. We believe that lower levels of E-Rate-funded transactions continued through 2018. While E-Rate funding requests have increased in 2019, the overall level of education spending to purchase our solutions may be lower in future periods. These are specific examples of the many factors which add additional uncertainty to our future revenue from our educational end customers.
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
Developing our products is challenging and involves substantial commitment of resources and significant development risk. Each phase in our product development presents serious risks of failure, rework or delay, any one of which could impact the timing and cost-effective development of products, and each of which could affect our ability to take advantage of a business opportunity or could jeopardize end customer acceptance of the product. Compared to our larger and longer-established competitors, our ability to develop and timely deliver new products and product functionality is limited. We also have experienced in the past and may in the future experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. For example, we are currently bringing to market our family of next-generation Wi-Fi products, including our .11ax, SD-WAN and SD-LAN portfolio of products, and our HiveManager cloud-services platform providing cloud-delivered network management applications and on-premises network management, as well as supporting data structures, analytics and APIs. We also have announced programs to develop new data analytics services and API and security platforms. In 2018, we announced our Aerohive A3 cloud-managed NAC solution, Aerohive Atom AP30 pluggable access point, XR600P SD-WAN branch router and our family of enterprise-class access points based on the developing 802.11ax standard. These are complex technical undertakings and subject to many variables and risks of delay.
If we fail to develop new products, product enhancements applications or services, or fail effectively to manage the introduction or transition of our end customers to these new products, product enhancements, applications or services, or our end customers or potential end customers do not perceive our products, product enhancements, applications or services to have compelling technical or cost-based advantages, our business and prospects could be adversely affected, particularly if our competitors are able to introduce solutions at lower prices and/or with increased functionality. In addition, our introduction of new or enhanced products requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices and ensure that new products can be timely delivered to meet our end customers’ demand and to limit inventory obsolescence. For example, in January 2017, we announced HiveManager Connect, a simplified version of HiveManager included as part of our new Aerohive Connect product line designed for customers with less complex connectivity-oriented requirements. Under the Aerohive Connect program, customers may purchase access points with a simplified version of HiveManager, and community/email-based customer support, at lower list prices. Aerohive Connect customers can expand their Connect deployment, as needed, and can add subscriptions or licenses to our full-featured Select offering and premium support services. We believe that separating our product line into these two offerings delivers attractively priced cloud-managed hardware for connectivity-oriented deployments and positions us to capture more subscription and software license revenue from those customers who require a more advanced feature set and support. This program may reduce our revenue, or the rate of our revenue growth, as purchasers take advantage of the lower entry pricing for our products. If our customers, both new and existing, choose the simplified and lower-priced Connect product offering, as an alternative to our Select offering, we could see a shift in the mix of these product offerings, thus reducing overall revenue, gross margins and ability to achieve profitability. For example, we attribute our revenue short-fall in the first quarter of our fiscal year 2019, to a combination of a fall-off of business in the United States late in the quarter, combined with shift in unit product mix to lower-priced products and faster transition to multi-year subscription and support agreements. This combination reduced our overall business in the quarter and resulted in a greater portion of revenue being deferred to future periods.
Further, after delivering new products we may identify and must then timely address performance issues as the products are used in the field in a particular environment or at a scale which we could not replicate or did not anticipate during development. Our end customers may also defer decisions to purchase our existing products in anticipation of our expected release of a next-generation product. We also may not correctly anticipate customer interest in or demand for new products and offerings, such as our Aerohive A3 cloud-managed NAC solution, Aerohive Atom AP30 pluggable access point and family of enterprise-class access points based on the developing 802.11ax standard, as well as our data analytics services or API and security platforms, or our customers may expect that we provide these additional services as part of our existing product support (and at no cost to them or incremental revenue to us). If we do not carefully manage the timing of our new products or product feature releases, and effectively support the new products and product feature releases, we could interfere with our end customers’ purchases and disrupt the pricing environment for our new and legacy products, which could drive down our revenues and operating margins.
As a result of these and other risks, we may not be successful in modifying our current products or introducing new products in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results and prospects would be materially harmed.
Our gross margin will vary over time and may decline in the future.
Our gross margin was 61.7% and 66.2% for the three months ended March 31, 2019 and 2018, respectively. Our gross margin will vary over time, may be difficult to predict and may continue to decline in future periods. Our gross margin also varies across our product lines and, therefore, a change in the mix of products our end customers purchase in any period would likely have a significant impact on our overall gross margin in the period. During periods where our subscription and support services and deferred revenue we recognize in the quarter may disproportionately contribute to our overall revenue mix our overall gross margins for the period may similarly exceed our public guidance or internal forecasts. This may be true even where our gross margins from product revenue may be declining, whether due to our planned transition of sales from perpetual software licenses to subscriptions, declining product sales in general, competitive product or pricing pressures or our end customers choosing lower-priced products, including our own, such as our Connect offering.
When the exchange rate of the U.S. dollar relative to foreign currencies is strong, we may reduce pricing for our products outside the United States in order to maintain sales and revenue performance, or incur higher manufacturing costs, each of which would lower gross margins for those products.
The market for wireless networking products is also characterized by rapid innovation and declining average sales prices as products mature in the market place. Even if we are successful in launching new products, competition may continue to increase in the market segments in which we compete, which would likely result in increased pricing competition. To retain our average gross margin, we are required to continuously update our products and introduce new products and reduce our manufacturing costs and expenses, and we could fail to accomplish this. In addition, the sales prices for our products and services may decline for a variety of reasons, including sales strategy, competitive pricing pressures, customer demand, discounts, a change in the mix of products and services we sell, including seasonal changes in our end customers’ ordering practices, anticipation of the introduction of new products or services and decisions by end customers to defer purchases, or promotional programs. Larger competitors, such as Cisco/Meraki, Hewlett-Packard/Aruba, CommScope/Arris/Ruckus, Ubiquiti, Extreme Networks, Juniper/MIST and Huawei, each with significantly greater financial, sales, and engineering resources and/or more diverse product and service offerings, may reduce the price of their products or services that compete with ours or may bundle them with other products and services. If we do not similarly reduce our product manufacturing costs, or if we reduce our prices for such products or services in order to remain competitive, our gross margin and revenue will decline. Any such declines in our gross margins or revenue could have an adverse impact on the value of our common stock.
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
An increasing portion of our revenue is from existing end customers. However, our long-term revenue growth depends on our ability to identify and secure new customers who will provide additional revenue going forward. As such, our future revenue may also be negatively impacted by lower new-customer-acquisition levels in prior periods. We believe our rate of new customer acquisition slowed in fiscal years 2016, 2017, 2018 and Q1 2019, including as we began to transition our customers to new products and platforms. For example, in 2017, we introduced our new HiveManager product to some of our larger and more complex customers before its feature set was able to fully address their requirements. We believe changes in our sales organization and turn-over or transition of personnel slowed our ability to maintain our rate of new customer acquisitions, in particular in the United States, and that is continuing into 2019. Lower customer-acquisition rates in prior periods has contributed to lower current rates of revenue growth. We believe that this continued slowing in our rate of new customer acquisition will continue to affect for several quarters our ability to generate revenue growth. We primarily look to our channel partners to identify and secure new customer opportunities. Unless we are able, through these partnerships, to increase our rate of customer acquisition, our rate of revenue growth over the long term and future actual revenue performance may fall short of investor expectations and analyst forecasts, which would cause the price of our stock to decline.
Our products utilize cloud-managed solutions, and our future growth relies in significant part in continued demand for cloud-managed solutions and our ability to develop and deliver such services.
Most of our end customers utilize our cloud-managed networking platform to access our applications through the Internet, rather than access our application through a physical device or virtual machine that our end customers host on their premises. As our business grows, we must increase the capacity of our cloud-managed solutions and continue to develop new and innovative solutions that meet the needs of our end customers. Demand for our cloud-managed solutions could decline if we are not able to offer sufficient capacity at commercially reasonable prices or if confidence in the security of cloud-managed solutions in general, or our platform in particular, were to decline. In addition, a significant feature of our platform will increasingly be the ability to collect and analyze user data through applications specific to particular industry vertical and use cases. Regulatory changes in the U.S. and internationally relating to the use of end customer data, including requirements under the General Data Protection Regulation (“GDPR”), California Consumer Privacy Act and other data privacy and security regulations, or shifting societal norms regarding data privacy and security, could affect market demand for, and our ability to deploy, our platform. Moreover, although our end customers do not immediately lose network functionality if cloud connectivity fails, if our ability to deliver services through the cloud were interrupted, repeatedly or for an extended period, our reputation could be damaged and confidence in our platform would likely decline, causing our revenue to decline.
We plan to target new industry verticals and geographies to diversify our end customer base and expand our channel relationships, which could result in higher research and development and sales and marketing expenses, and which may not be successful and could reduce our operating margin.
We currently focus a significant portion of our business on education, retail and distributed enterprise end customers, and to a lesser extent on hospitality and healthcare verticals. However, part of our strategy is to target new industry verticals and geographies. Specifically, we intend to invest in the development of data applications and analytics capabilities which we feel may be attractive to our end customers, particularly in the retail vertical. In addition, we also plan to continue to expand to additional countries beyond those in which we currently operate. We also intend to invest in existing and new channel relationships to reach additional end customers to further diversify our revenue base. Targeting new industry verticals and geographies and developing customized products, data applications and partnerships, including channel partners targeting these industry verticals and geographies, may be expensive, require us to attract, train, develop, integrate and retain qualified employees and key sales personnel, and increase our research and development costs, as well as our sales and marketing expenditures. We may need to develop new product features or target new market segments, which could divert resources and attention from our existing products and target markets. We must also further develop and make more productive relationships with our channel partners and our channel partners’ ability to effectively market, distribute and support our products, which require specific investments and additional dedicated resources. Because we have limited experience in developing and managing such channels and markets, we may not be successful in further penetrating certain geographic regions or reaching a broader customer base. Failure to develop or manage additional sales channels effectively would limit our ability to succeed in these markets and could adversely affect our ability to grow our business.
We announced in April 2015 a new relationship with Dell EMC, whereby Dell became a reseller of Aerohive’s Wi-Fi and cloud services and in November 2017 that we had entered an OEM agreement which significantly expanded the scope of our resale relationship with Dell. In February 2016, we announced a partnership with SYNNEX Corporation, as a distributor of our products in the United States and Canada. To support these and other relationships, we will need to continue to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings, which could distract management’s attention and divert existing resources from our current business. We do not know if we will be successful in any of these efforts, or whether the level of success we achieve will justify the additional spending and specific investments and dedicated resources required. In addition, increasing the significance to us of Dell as a channel partner, including through broader partner relationships, could undermine the success of our other channel partners. For example, through our OEM relationship with Dell, some of our partners may have access to favorable pricing or integrated product offerings which may give them an advantage in identifying and securing customer opportunities. This could cause our product margins and associated revenue to decrease. Our other channel partners may also be less willing to continue to invest in and dedicate resources toward the marketing, distribution and support for our products, which could reduce the associated revenue we receive from them and our revenue overall.
It will also take time for us to fully realize the benefits from our continued channel relationships, including with Dell, in particular, as we continue to negotiate the transition from a reseller to an OEM relationship. In addition, we cannot be certain that these partners will continue to invest in the success of our partnership or, instead, choose to direct their resources to other partnerships, including potentially with our competitors. For example, in February 2018 Ruckus announced that it had signed an OEM agreement with Dell whereby Dell will also become a reseller of Ruckus’ portfolio of wireless solutions. In March 2019 Juniper announced its acquisition of MIST Systems. As a result, we expect to wind-down our existing reseller relationship with Juniper. If our channel partners fail to effectively market, distribute and support our products, or if our channel strategy, or particular channel partner initiatives or investments, such as with Dell or others we may identify, are otherwise unsuccessful, our revenue performance and operating margin would be harmed, which could adversely affect the value of our common stock.

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
We may deliver product to our distributors, such as SYNNEX, our largest distributor, in anticipation of end customer demand we estimate in the quarter. However, where actual end customer purchases fall short of our estimates, in particular, where such shortfall occurs at the end of a quarter, or if we determine that higher levels of inventory are required to run the business effectively, the level of inventory we deliver and the associated revenue we recognize and report for the quarter pursuant to ASC 606 could be greater than actual end customer purchases of our products for the period. For example, as we exited 2017, our stocking distributors held little product inventory. In 2018, we increased the use of distribution and over the course of 2018 we built inventory with our stocking distributors to manage to our expected levels of business. As of our fourth quarter of 2018, inventory held by our stocking distributors represented approximately three weeks of global quarterly product demand. As of March 31, 2019, the inventory levels held by our stocking distributors were within our established range of global quarterly product demand. Under ASC 606, our revenue from the first, third and fourth quarters and full year of 2018 benefited from this build in inventory. Conversely, in instances where such inventory as of the end of a quarter is less compared to the prior period, the revenue we recognize for the quarter under ASC 606 would fall relative to actual end customer purchases of our products for the period.
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
We announced in April 2015 a new relationship with Dell EMC, whereby Dell became a reseller of Aerohive’s Wi-Fi and cloud services and, in November 2017, that we had an OEM agreement which expanded the scope of our resale relationship with Dell. We announced in June 2018, a global partnership with Juniper Networks, whereby Juniper can sell our cloud-managed Wi-Fi solution, including our family of .11ax access points and HiveManager cloud platform. In February 2016, we announced a partnership with SYNNEX Corporation as a distributor of our products in the United States and Canada. To support these and other relationships, we are continuing to identify and invest in additional and dedicated resources and, potentially, new product, service and support offerings. In addition, we cannot be certain that these partners, such as specifically Dell will continue to invest in the success of our partnership or, instead, choose to direct its resources to other partnerships, including potentially with our competitors. In addition, increasing the significance to us of Dell as a channel partner, including through broader partner relationships, could undermine the success of our other channel partners. For example, through our OEM relationship with Dell, our channel partners may have access to favorable pricing or integrated product offerings which may give them an advantage in identifying and securing customer opportunities. This could cause our product margins and associated revenue to decrease. Our other channel partners may also be less willing to continue to invest in and dedicate resources toward the marketing, distribution and support for our products, which could reduce the associated revenue we receive from them and our revenue overall.
It will take time for us to fully realize the benefits from our continued channel relationships, including with Dell, in particular as we continue to negotiate the transition from a reseller to an OEM relationship. In addition, we cannot be certain that these partners will continue to invest in the success of our partnership or, instead, choose to direct their resources to other partnerships, including potentially with our competitors. For example, in February 2018 Ruckus (now Arris/Ruckus) announced that it had signed an OEM agreement with Dell whereby Dell will also sell Ruckus’ portfolio of wireless solutions. In March 2019 Juniper announced its acquisition of MIST Systems. As a result, we expect to wind-down our existing reseller relationship with Juniper. If our channel partners fail to effectively market, distribute and support our products, or if our channel strategy, or particular channel partner initiatives or investments, such as with Dell or others we may identify, are otherwise unsuccessful, our revenue performance and operating margin would be harmed, which could adversely affect the value of our common stock.
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
The loss of key personnel or an inability to attract, retain and motivate qualified personnel may impair our ability to expand our business and issuing equity to attract and retain key personnel may dilute the value of our stock.
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

Our future success also depends on our ability to continue to attract, integrate and retain highly skilled personnel, especially skilled executives and sales and engineering employees. We have experienced in the past higher-than-normal turn-over, especially amongst our sales personnel, in particular in the United States, and continue to replace personnel where we think needed to improve our operations and product development capabilities and processes. We also continue to replace personnel as part of our ongoing performance and expense management initiatives. Turn-over is highly disruptive to our operations and has had and could continue to have an adverse effect on our revenue. In addition, competition for highly skilled personnel is frequently intense, especially in Silicon Valley, where we maintain our headquarters and a substantial operating and sales presence. Compensation for new and existing employees has been increasing significantly of late, in particular for employees in Silicon Valley, increasing our operating expenses (and thus reducing our operating margins). Volatility or lack of performance in our stock price may affect our ability to attract new employees or retain existing employees by decreasing the perceived value of any stock-based compensation we may offer, or that they may hold. Prolonged periods of low performance or volatility in our stock price could also negatively impact our appeal as an employer, harm employee morale or increase employee turnover, including amongst our Silicon Valley employees. In addition, during periods when our share price is low, we may also issue greater amounts of equity-based compensation to our executives and other key employees to retain them and incentivize long-term performance, which may over successive periods cause dilution in the value of our stock and increase our stock-based compensation. Any failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs may negatively impact our growth. Also, to the extent we hire personnel from our competitors, we may be subject to allegations that we have improperly solicited these employees, that they have divulged to us proprietary or other confidential information of their former employers, or that their former employers own their inventions or other work product. This may expose us to significant liability and litigation risk.
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

•
Increased Risk of Legal, Financial, or Reputational Harm in Cases of Actual or Perceived Noncompliance (whether by us, our business partners, customers or end users). In cases of our potential noncompliance with any of these privacy and data protection requirements, regulatory trends suggest the risk of heightened enforcement and more significant sanctions, including monetary penalties, for example, under the European Union’s GDPR, which entered into effect

May 25, 2018 and, among other things, authorizes fines up to 4% of global annual revenue or €20 million, whichever is greater, for some types of violations. In other cases, new laws may authorize a private right of action and/or a statutory framework for damages that are likely to increase the risk of litigation, in particular, in the case of a data breach, such as under the recently enacted California Consumer Privacy Act, which becomes operative January 1, 2020. Additional litigation risks may arise due to contractual obligations with our customers and business partners.
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
We derive a significant portion of our revenue from end customers and channel partners outside the United States. For the three months ended March 31, 2019 and 2018, we attributed 53% and 47% respectively, of our revenue to our international end customers and channel partners. As of March 31, 2019, approximately 43% of our full-time employees were located outside of North America, with 25% located in China. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will continue to require significant management attention and our financial investment. In addition, the United States and other countries have recently engaged in counter-vailing trade sanctions and tariffs, both on goods imported to United States and goods we may export from the United States to other countries. In retaliation, various countries are considering export regulations and other regulatory or contractual limitations, such as import, technical and other certification requirements and restrictions on our ability to sell or develop our products in certain foreign markets.
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
Our cash, cash equivalents and short-term investments were $81.6 million as of March 31, 2019, which we held as money market funds, U.S. treasury securities, commercial paper and investment-grade corporate debt securities with Moody's and S&P ratings of A-/A3 or better. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Any deterioration in the U. S. and global credit and financial markets could cause losses or significant deterioration in the value of our cash, cash equivalents or possible investments. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents and possible investments, which may affect our ability to fund future obligations. Further, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our business, operating results and financial condition.
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

Our cash, cash equivalents and short-term investments were $81.6 million as of March 31, 2019. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs for at least the next 12 months. We may, however, need to raise substantial additional capital in the future to:

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
As a result of disclosure of information in filings required by us as a public company, our business and financial condition is more visible, which might result in threatened or actual litigation, including by competitors and other third parties. For example, as described in Note 5 - Leases, Commitments and Contingencies in this Form 10-Q, we were previously sued in separate federal and state actions relating to our revenue forecast for the fourth quarter of 2017. We will incur significant expenses to defend these actions and expend time and resources, including management resources necessary to resolve them. This and similar future litigation could harm our business and operating results.
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
On June 21, 2012, we entered into a revolving credit facility with Silicon Valley Bank, which we refer to, as amended, as our Revolving Credit Facility. As of March 31, 2019, we have $20.0 million drawn under the Revolving Credit Facility.
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
Our main competitors are primarily general networking infrastructure vendors that include Wi-Fi products in their portfolio, such as Cisco/Meraki, Hewlett-Packard/Aruba Networks, CommScope/Arris /Ruckus Wireless, Ubiquiti, Extreme Networks, Juniper/MIST and Huawei. Their broad networking portfolios may include enterprise mobility solutions they have developed or acquired or may acquire in the future. Such vendors have significant sales and engineering resources and, along with the relationships they have formed, can offer customers and resellers a broader or more compelling portfolio of products and platform solutions than we can offer, which some customers may prefer, and can use their broader offerings to provide additional financial and technical incentives for customers to purchase their products. These companies may also expand their product offerings over time and, through such partnerships and acquisitions and with greater resources, are able more effectively and opportunistically to target emerging markets or market opportunities, becoming more difficult competitors for us. They are also able to develop broader suites of products and provide a complete and integrated wired and wireless solution which may be preferable to our end customers. We expect competition to intensify in the future as companies introduce new products into our markets, consolidate or broaden their product offerings or from partnerships or collaborations, including amongst our competitors and partners, which expand the breadth and compatibility of their product offerings. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, our market share, any of which would likely seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, or if we are unable to differentiate our products and services successfully from those of our competitors, including our total cost of ownership, there could be a material and adverse effect on our competitive position, revenue and prospects for growth.
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
There has been a trend toward industry consolidation in our markets for several years as companies attempt to strengthen or hold their market positions in an evolving industry, and as companies are acquired or are unable to continue operations. Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they individually had offered. For example, in November 2012, Cisco Systems acquired Meraki Networks. In March 2015, Hewlett-Packard announced that it would acquire Aruba Networks. In July 2015, Fortinet, Inc. completed its acquisition of Meru Networks. In April 2016, Brocade announced its acquisition of Ruckus. Brocade subsequently sold its Ruckus business unit to the Arris Group. In November 2018, CommScope announced its acquisition of Arris/Ruckus. In March 2019 Juniper announced its acquisition of MIST Systems. Such or similar consolidation or strategic partnerships may continue in the future. The companies or alliances resulting from these possible consolidations may create more compelling or bundled or integrated product platforms, bringing together unified product, security and application offerings, as well as being able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, channel coverage, technology or product functionality. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized technology companies such as ourselves and, consequently, customers’ willingness to purchase from us. Such greater resource and operating histories of our larger and longer-established competitors may be particularly important to our larger enterprise customers when choosing our or a competing production solution. In addition, companies that are our strategic alliance or channel partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. For example, in February 2018 Ruckus Wireless announced that it had signed an OEM agreement with Dell EMC, whereby Dell would sell Ruckus’ portfolio of wireless solutions. As a result of Juniper’s announced acquisition of MIST Systems, we expect to wind-down our existing reseller relationship with Juniper. If our channel partners fail to effectively market, distribute and support our products, or if our channel strategy, or particular channel partner initiatives or investments, such as with Dell or others we may identify, are otherwise unsuccessful, our revenue performance and operating margin would be harmed, which could adversely affect the value of our common stock. We also believe that industry consolidation may result in stronger competitors, with more efficient cost structures that are better able to compete as sole-source vendors for our end customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results and financial condition.
Demand for our products and services depends in part on the continued growth of the industries in which we participate, as well as our ability to diversify into other verticals, and the failure of these industries to expand or of our ability to diversify our revenue opportunities, could harm our operating results.
We currently target education, retail and distributed enterprise end customers, and to a lesser extent on hospitality and healthcare vertical. In the event any of the specific sectors we target fails to expand on wireless networking, or slows the rate of its spending, our operating results could be harmed. For example, the education sector is faced with limited resources to spend on technology purchases. In North America, the U.S. government's E-Rate program starting on July 1, 2015 was expected to continue to provide a significant portion over the next several years of the funding used by schools to purchase our solutions. However, we believe the use of this funding and overall level of education spending to purchase our solutions slowed in 2018. We believe that the significantly slower pace of E-Rate funding and other operation program execution issues were the primary drivers of our weaker-than-expected order volume and lower revenue performance from our educational vertical in recent quarters. If this sector does not continue to expand expenditures on technology in general, or the rate of funding continues to slow or is delayed, our business could be harmed. If the E-Rate program is discontinued or receives a lower level of funding than we expect, or the share of funding our end customers secure or direct toward purchasing our products is lower than we expect, our business could also be harmed.
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
Subscription and support revenue, consisting of sales of new or renewal subscription and support and maintenance contracts, accounts for a significant portion of our revenue, comprising 38% and 30% of our total revenue for the three months ended March 31, 2019 and 2018, respectively. Our service revenue may decline and fluctuate as a result of a number of factors, including end customers’ level of satisfaction with our offerings, the prices, pricing and changes in the scope of our offerings, the prices of products and services offered by our competitors, and reductions in our end customers’ spending levels. In addition, slowing rates of new customer acquisition will limit the expansion of our installed base and, thus may reduce renewal opportunities and associated revenue in future periods. We are developing and implementing systems to enable us better to track and timely identify renewal opportunities. If our sales of new or renewal subscription and support and maintenance contracts decline, or we are not able to manage efficiently increased support transaction volumes, including renewals, our revenue and long-term revenue growth may decline, and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one, three or five years. As a result, much of the service revenue we report each quarter is the recognition of deferred revenue from service contracts entered during previous quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one quarter will not be fully reflected in revenue in that quarter but will continue to negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our service revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of service contracts would result in revenue for service contracts being recognized over longer periods of time and the associated revenue we recognize could be lower in any particular quarter.
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
We protect our proprietary information and technology through licensing agreements, third-party nondisclosure agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the United States and similar laws in other countries. As of March 31, 2019, we held 81 patents issued and 45 applications pending in the United States (as well as certain foreign equivalents issued and applications pending outside the United States). These patents issued in the U.S. will expire between 2028 and 2037.
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
The trading price of our common stock has fluctuated substantially. From the date of our initial public offering in March 2014 through March 31, 2019, the high and low trading price for our common stock as reported by the New York Stock Exchange ranged between a high of $12.23 and a low of $3.02. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock, since you might not be able to sell your shares at or near the price you paid.
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
The stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Our industry has experienced significant consolidation recently, and the prices paid in such consolidations and the performance of such acquisitions could have a significant impact on how analysts and investors view our stock and the price such investors are willing to pay. For example, in April 2016, Brocade announced its acquisition of Ruckus Wireless, one of our competitors. Brocade subsequently sold its Ruckus business unit to the Arris Group. In November 2018, CommScope announced its acquisition of Arris/Ruckus. In March 2019, Juniper announced its acquisition of MIST Systems. What prices buyers paid in these or other similar transactions could have a significant and negative affect on our stock price or what a potential buyer would be willing to pay for our stock. In addition, if our revenue or operating results, or the rate of growth of our revenue or operating results, fall below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. For example, the price of our common stock dropped significantly following our announcement on January 16, 2018 of preliminary revenue results for our fourth quarter of fiscal year 2017. Shortly thereafter, several federal stockholder class actions and a state derivative lawsuit were initiated alleging that Aerohive and certain of our officers made false and misleading statements, in particular regarding our financial outlook for our fourth quarter of fiscal year 2017. See Note 5 - Leases, Commitments and Contingencies in this Form 10-Q for additional information regarding these actions and lawsuit. We similarly announced on April 15, 2019 preliminary revenue results of $33.0 million for our first quarter of fiscal year 2019, which was below the revenue outlook we provided for the period in February 2019. The price of our common stock also dropped significantly following this announcement. Such stock price declines could occur and result in litigation against us even when we have met our own or other publicly stated revenue or earnings forecasts, and results in substantial costs and a diversion from our management’s attention and resources.
We utilize RSU awards as a significant component of the equity incentives we provide to our employees. Shares subject to these awards typically vest on March 1, June 1, September 1 and December 1 of each year. On each of these dates, we may direct the sale of such shares into the market to generate cash sufficient to satisfy our estimate of the minimum statutory employee tax withholding. Our employees are also able to purchase shares of our common stock twice per year under our

ESPP, which purchase dates currently are June 1 and December 1 of each year. Employees may choose then to sell a portion or all of such shares, including to generate cash sufficient to satisfy statutory tax withholding requirements they may have under local law. The coincidence of such sales of our common stock, concentrating on specific dates, may increase the typical or average trading volume of our common stock, and increase the volatility and degree of fluctuation in the trading price of our common stock. We expect such increased trading volumes and related trading-price volatility to repeat, coinciding with future RSU vesting and ESPP purchase dates. For this reason, on each of March 1, June 1, September 1 and December 1, and for the several days thereafter, the average trading volume in our common stock, as reported by the NYSE, typically increases, sometimes significantly, as does the degree of fluctuation in the trading price for our stock. Such trading volume and price volatility could create uncertainty amongst our investors or contribute to further stock price declines which may not be related to the actual performance of our business. In addition, during periods when our share price is low, we may issue greater amounts of equity-based compensation to our executives and other key employees to retain them and incentivize long-term performance, which may over successive periods cause dilution in the value of our stock and increase our stock-based compensation.
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
In February 2016, our board of directors authorized a stock repurchase program. Currently, under the program, we are authorized to repurchase shares of our common stock for an aggregate purchase price of up to $20 million. The program currently extends through June 30, 2020. Under the program, we may purchase shares of our stock from time to time, in the open market or through private transactions, subject to market conditions and in compliance with applicable state and federal securities laws. However, the timing and number of our share repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities available to us. We may also choose to defer or limit repurchases given other uses of our cash or our desire to preserve cash balances. As of March 31, 2019, we had repurchased under this program 2,469,978 shares of our common stock at a total price of $10.6 million and average purchase price of $4.29 per share of our common stock.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of May 2019.

AEROHIVE NETWORKS, INC.

By:	/s/ David K. Flynn
David K. Flynn
President and Chief Executive Officer

AEROHIVE NETWORKS, INC.

By:	/s/ John Ritchie
John Ritchie
Chief Financial Officer