Form 10-Q
period 2019-06-30
AEROHIVE NETWORKS, INC
filed 2019-07-30
CIK 1372414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	HIVE	New York Stock Exchange
The number of shares of the registrant's common stock, par value $0.001, outstanding as of July 26, 2019 was 57,424,646.

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

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AEROHIVE NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,379	$26,049
Short-term investments	57,571	66,052
Accounts receivable, net	11,915	16,185
Inventories	14,303	16,117
Prepaid expenses and other current assets	6,763	6,399
Total current assets	126,931	130,802
Property and equipment, net	4,552	5,947
Operating lease right-of-use assets	4,066	—
Goodwill	513	513
Other assets	4,276	4,255
Total assets	$140,338	$141,517
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,061	$16,129
Accrued liabilities	7,707	8,937
Operating lease liabilities, current	1,024	—
Debt, current	—	20,000
Deferred revenue, current	41,532	38,786
Total current liabilities	64,324	83,852
Debt, non-current	20,000	—
Deferred revenue, non-current	40,877	38,475
Operating lease liabilities, non-current	3,211	—
Other liabilities	1,179	1,582
Total liabilities	129,591	123,909
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share - 25,000,000 shares authorized as of June 30, 2019 and December 31, 2018; no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, par value of $0.001 per share - 500,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 57,373,710 and 55,867,619 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	57	56
Additional paid–in capital	301,722	293,910
Treasury stock - 2,469,978 shares as of June 30, 2019 and December 31, 2018, respectively	(10,584)	(10,584)
Accumulated other comprehensive income (loss)	46	(14)
Accumulated deficit	(280,494)	(265,760)
Total stockholders’ equity	10,747	17,608
Total liabilities and stockholders’ equity	$140,338	$141,517
See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Product	$24,746	$29,268	$45,232	$54,334
Subscription and support	13,291	11,207	25,822	21,908
Total revenue	38,037	40,475	71,054	76,242
Cost of revenue (1):
Product	9,888	10,379	18,885	19,050
Subscription and support	3,719	3,383	7,360	6,787
Total cost of revenue	13,607	13,762	26,245	25,837
Gross profit	24,430	26,713	44,809	50,405
Operating expenses:
Research and development (1)	9,668	8,581	18,431	17,860
Sales and marketing (1)	13,170	15,731	27,667	31,401
General and administrative (1)	7,711	5,272	13,722	11,226
Total operating expenses	30,549	29,584	59,820	60,487
Operating loss	(6,119)	(2,871)	(15,011)	(10,082)
Interest income	475	337	971	626
Interest expense	(200)	(183)	(407)	(347)
Other income (expense), net	(80)	(31)	(77)	(204)
Loss before income taxes	(5,924)	(2,748)	(14,524)	(10,007)
Provision for income taxes	158	84	210	142
Net loss	$(6,082)	$(2,832)	$(14,734)	$(10,149)
Net loss per share, basic and diluted	$(0.11)	$(0.05)	$(0.26)	$(0.19)
Weighted-average shares used in computing net loss per share, basic and diluted	56,676,019	54,828,749	56,354,579	54,582,129

(1) Includes stock-based compensation as follows:
Cost of revenue	$240	$256	$466	$502
Research and development	867	968	1,953	2,014
Sales and marketing	913	1,110	1,839	2,107
General and administrative	1,133	1,250	2,480	2,632
Total stock-based compensation	$3,153	$3,584	$6,738	$7,255

See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net loss	$(6,082)	$(2,832)	$(14,734)	$(10,149)
Unrealized gain (loss) on available-for-sale investments, net of tax	32	25	60	(14)
Comprehensive loss	$(6,050)	$(2,807)	$(14,674)	$(10,163)
See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Six Months Ended June 30, 2019
	Common Stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Amount
Balances at December 31, 2018	55,867,619	56	(10,584)	293,910	(265,760)	(14)	17,608
Shares issued upon exercise of options and ESPP	12,495	—	—	21	—	—	21
Issuance of common stock upon vesting of RSUs	503,845	—	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(47,803)	—	—	(243)	—	—	(243)
Stock-based compensation	—	—	—	3,585	—	—	3,585
Unrealized gain (loss) on available for sale investments	—	—	—	—	—	28	28
Net loss	—	—	—	—	(8,652)	—	(8,652)
Balances at March 31, 2019	56,336,156	$56	$(10,584)	$297,273	$(274,412)	$14	$12,347
Shares issued upon exercise of options and ESPP	517,872	—	—	1,441	—	—	1,441
Issuance of common stock upon vesting of RSUs	562,045	1	—	(1)	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(42,363)	—	—	(144)	—	—	(144)
Stock-based compensation	—	—	—	3,153	—	—	3,153
Unrealized gain (loss) on available for sale investments	—	—	—	—	—	32	32
Net loss	—	—	—	—	(6,082)	—	(6,082)
Balances at June 30, 2019	57,373,710	$57	$(10,584)	$301,722	$(280,494)	$46	$10,747

	Six Months Ended June 30, 2018
	Common Stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Amount
Balances at December 31, 2017	54,171,498	55	(6,216)	278,528	(247,423)	(30)	24,914
Shares issued upon exercise of options and ESPP	11,386	—	—	27	—	—	27
Issuance of common stock upon vesting of RSUs	699,069	—	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(256,029)	—	—	(1,080)	—	—	(1,080)
Stock-based compensation	—	—	—	3,671	—	—	3,671
Unrealized gain (loss) on available for sale investments	—	—	—	—	—	(39)	(39)
Net loss	—	—	—	—	(7,317)	—	(7,317)
Balances at March 31, 2018	54,625,924	$55	$(6,216)	$281,146	$(254,740)	$(69)	$20,176
Shares issued upon exercise of options and ESPP	496,053	—	—	1,585	—	—	1,585
Issuance of common stock upon vesting of RSUs	588,215	—	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(141,173)	—	—	(593)	—	—	(593)
Repurchase of treasury stock	(248,961)	—	(1,023)	—	—	—	(1,023)
Stock-based compensation	—	—	—	3,584	—	—	3,584
Unrealized gain (loss) on available for sale investments	—	—	—	—	—	25	25
Net loss	—	—	—	—	(2,832)	—	(2,832)
Balances at June 30, 2018	55,320,058	$55	$(7,239)	$285,722	$(257,572)	$(44)	$20,922

See notes to condensed consolidated financial statements.

AEROHIVE NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(14,734)	$(10,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,492	1,493
Stock-based compensation	6,738	7,255
Other	(346)	(274)
Changes in operating assets and liabilities:
Accounts receivable, net	4,270	475
Inventories	1,814	2,261
Prepaid expenses and other current assets	(524)	(293)
Operating lease right-of-use assets and other assets	754	(370)
Accounts payable	(1,950)	(105)
Accrued liabilities and other current liabilities	(1,647)	478
Operating lease liabilities, non-current and other liabilities	(335)	12
Deferred revenue	5,148	4,267
Net cash provided by operating activities	680	5,050
Cash flows from investing activities
Purchases of property and equipment	(436)	(1,439)
Maturities of short-term investments	57,482	38,651
Purchases of short-term investments	(48,374)	(33,360)
Net cash provided by investing activities	8,672	3,852
Cash flows from financing activities
Proceeds from employee stock option exercises and employee stock purchase plan	1,462	1,612
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(387)	(1,673)
Payment to repurchase common stock	—	(1,023)
Payment on finance lease (capital lease prior to adoption of ASC 842)	(97)	(94)
Net cash provided by (used in) financing activities	978	(1,178)
Net increase in cash and cash equivalents	10,330	7,724
Cash and cash equivalents at beginning of period	26,049	27,249
Cash and cash equivalents at end of period	$36,379	$34,973
Supplemental disclosure of cash flow information
Income taxes paid	$129	$47
Interest paid	$347	$355
Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment purchases	$104	$620

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
On June 26, 2019, the Company issued a press release announcing the execution of an Agreement and Plan of Merger (the “Merger Agreement”) with Extreme Networks, Inc., a Delaware corporation (“Extreme”), and Clover Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Extreme (the “Purchaser”), pursuant to which the Purchaser commenced a tender offer (the “Offer”) as disclosed in the Tender Offer Statement on Schedule TO (together with the exhibits thereto, as amended, the “Schedule TO”), filed by the Purchaser and Extreme with the Securities and Exchange Commission (the “SEC”) on July 12, 2019, to acquire all of the outstanding shares of the Company’s common stock, par value $0.001 per share (the “Shares”), at a price of $4.45 per share in cash (the “Offer Price”), without interest and subject to any applicable withholding taxes, and the Company filed a Solicitation/Recommendation Statement on Schedule 14D-9 (together with the exhibits thereto, as amended, the “Schedule 14D-9”) with the SEC on July 12, 2019, each on the terms and subject to the conditions set forth in the Merger Agreement. The Offer and withdrawal rights will expire at midnight (New York City time) at the end of the day on August 8, 2019, subject to extension in certain circumstances as required or permitted by the Merger Agreement (as so extended, if applicable, the “Expiration Date”). As soon as practicable following the consummation of the Offer, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, the Purchaser will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Extreme, pursuant to the provisions of Section 251(h) of the General Corporation Law of the State of Delaware, with no stockholder approval required to consummate the Merger (the “Merger”).
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

Recent Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. An impairment charge will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company currently plans to adopt this standard in 2020 when it becomes effective.
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
The percentages of revenue from a consolidated group of entities (Channel Partner A and Channel Partner B) greater than 10% of total consolidated revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Channel Partner A	54.6%	39.7%	47.9%	37.5%
Channel Partner B	13.9%	14.8%	15.6%	16.0%

The percentages of receivables from a consolidated group of entities (Channel Partner A, Channel Partner B, Channel Partner C and Channel Partner D) greater than 10% of total consolidated accounts receivable were as follows:

	June 30,	December 31,
	2019	2018
Channel Partner A	*	21.4%
Channel Partner B	25.8%	31.7%
Channel Partner C	15.4%	*
Channel Partner D	10.5%	*

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
The Company classified its cash equivalents and short-term marketable investments within Level 1 and Level 2 in the fair value hierarchy as of June 30, 2019 and December 31, 2018, respectively. Level 1 assets include highly liquid money market funds that the Company includes in cash equivalents. The Company classifies these instruments within Level 1 of the fair value hierarchy because the Company values them based on quoted market prices in active markets. Level 2 assets include U.S. treasuries, corporate securities and commercial paper. The Company classifies these instruments within Level 2 of the fair value hierarchy because the Company values them based on pricing the Company obtains from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. The Company classifies these instruments as short-term investments unless their maturities are three months or less when purchased, in which case the Company includes them in cash and cash equivalents. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency, which the Company obtains from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets.
The components of the Company’s Level 1 and Level 2 assets were as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cash equivalents	Short-term investments
	(in thousands)
Level 1:
Money market funds	15,842	—	15,842	15,842	—
	$15,842	$—	$15,842	$15,842	$—
Level 2:
U.S. treasuries	19,776	14	19,790	—	19,790
Corporate securities	21,109	32	21,141	—	21,141
Commercial paper	16,640	—	16,640		16,640
	$57,525	$46	$57,571	$—	$57,571
Total	$73,367	$46	$73,413	$15,842	$57,571

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cash equivalents	Short-term investments
	(in thousands)
Level 1:
Money market funds	8,482	—	8,482	8,482	—
	$8,482	$—	$8,482	$8,482	$—
Level 2:
U.S. treasuries	8,988	(2)	8,986	—	8,986
Corporate securities	20,698	(12)	20,686	—	20,686
Commercial paper	36,380	—	36,380	—	36,380
	$66,066	$(14)	$66,052	$—	$66,052
Total	$74,548	$(14)	$74,534	$8,482	$66,052

All short-term investments the Company held as of June 30, 2019 and December 31, 2018 contractually mature within one year from these respective dates.
Unrealized gains and losses related to these investments are due to interest rate fluctuations as opposed to credit quality. In addition, the Company does not intend to sell, and it is not more likely than not that the Company would be required to sell, these investments before recovery of their cost basis. As a result, there was no other-than-temporary impairment for these investments as of June 30, 2019 and December 31, 2018.
3. CONSOLIDATED BALANCE SHEET COMPONENTS
Account Receivable Allowances
The allowance for rebates was approximately $5.0 million and $3.8 million as of June 30, 2019 and December 31, 2018, respectively. The allowance for sales return was approximately $0.3 million and $1.2 million as of June 30, 2019 and December 31, 2018, respectively. The allowance for doubtful accounts was immaterial as of June 30, 2019 and December 31, 2018.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Deferred sales commissions, current portion	$3,323	$3,171
Prepaid expenses	2,669	2,478
Other	771	750
Total prepaid expenses and other current assets	$6,763	$6,399
Property and Equipment, Net
Property and equipment, net consists of the following:

		June 30,	December 31,
	Estimated Useful Lives	2019	2018
		(in thousands)
Computer and other equipment	3 years	$1,157	$1,668
Manufacturing, research and development laboratory equipment	3 years	4,545	5,693
Software	2 to 5 years	9,452	9,462
Office furniture and equipment	3 to 7 years	1,968	2,052
Leasehold improvements	shorter of useful life or lease term	952	1,049
Property and equipment, gross		18,074	19,924
Less: Accumulated depreciation and amortization		(13,522)	(13,977)
Property and equipment, net		$4,552	$5,947
The software category includes the capitalized software for the Company's cloud service platform. The Company amortizes these capitalized costs to cost of subscription and support revenue on a straight-line basis over an estimated useful life of the software of five years.
Depreciation and amortization expense was $0.7 million and $0.8 million for the three months ended June 30, 2019 and 2018, respectively, and $1.5 million for each of the six months ended June 30, 2019 and 2018, respectively.
Office furniture and equipment classified under finance leases (capital leases prior to adoption of ASC 842) was $1.1 million and $1.2 million at June 30, 2019 and December 31, 2018 respectively, and the related accumulated depreciation was $0.7 million and $0.7 million at June 30, 2019 and December 31, 2018, respectively. The amortization of finance lease right-of-use assets (depreciation expense prior to ASC 842) was not material for the three and six months ended June 30, 2019 and 2018.

Other Assets
Other assets consist of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Deferred sales commissions, non-current portion	$3,153	$3,085
Investment in privately held company	750	750
Other	373	420
Total other assets	$4,276	$4,255
Deferred Sales Commission
The current portion of deferred commission represents the amounts that the Company expects to recognize as commission expense within one year of the consolidated balance sheet date. Significant changes in the balance of total deferred commission (contract asset) during the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Beginning balance	$6,393	$6,085	$6,256	$6,019
Recognized	(1,367)	(3,749)	(2,886)	(6,767)
Additions	1,450	4,139	3,106	7,223
Total deferred sales commission	$6,476	$6,475	$6,476	$6,475
Current portion	$3,323	$3,279	$3,323	$3,279
Non-current portion	$3,153	$3,196	$3,153	$3,196
Of the $6.5 million total deferred commission balance as of June 30, 2019, the Company expects to recognize approximately 51% as commission expense over the next 12 months and the remainder thereafter.
Investment in Privately Held Company
In January 2016, the Company paid $1.5 million in cash to purchase a convertible note issued by a privately held company, which provides Wi-Fi application and analytics. In June 2017, the convertible note and accrued interest on the note converted into shares of preferred stock of the privately held company and the note was canceled. The accrued interest on the note was immaterial. The Company currently has no significant voting rights, investor rights or influence over the privately held company. Since the investment has no readily determinable market value, the Company elected the measurement alternative. The Company reviews the carrying value of the investment quarterly for indicators of fair value changes when there are observable prices less any potential impairment. As of December 31, 2018, the Company noted the deterioration in the fair value of the investment and as such took an impairment charge of approximately $0.8 million. The Company determined that the fair value of the investment as of December 31, 2018 to be $0.8 million. The Company did not recognize a change in value or impairment for the three and six months ended June 30, 2019, as there were no identified events or changes in circumstances that might have a significant impact on the carrying value. The Company has classified the investment as other assets on the condensed consolidated balance sheet.

Accrued Liabilities
Accrued liabilities consist of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Accrued compensation	$6,199	$7,492
Accrued expenses and other liabilities	1,280	1,169
Warranty liability, current portion	228	276
Total accrued liabilities	$7,707	$8,937
Deferred Revenue
The current portion of deferred revenue represents the amounts that the Company expects to recognize as revenue within one year of the consolidated balance sheet date. Significant changes in the balance of total deferred revenue (contract liability) during the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Beginning balance	$79,008	$67,878	$77,261	$67,040
Recognized	(13,291)	(11,207)	(25,822)	(21,908)
Additions	16,692	14,636	30,970	26,175
Total deferred revenue	$82,409	$71,307	$82,409	$71,307
Current portion	$41,532	$35,393	$41,532	$35,393
Non-current portion	$40,877	$35,914	$40,877	$35,914

Of the $82.4 million total deferred revenue balance as of June 30, 2019, the Company expects to recognize approximately 50% as revenue over the next 12 months and the remainder thereafter.
Contracted-But-Not-Recognized Revenue

The Company's contracted-but-not-invoiced performance obligations do not include the option for its customers to cancel. The Company's revenue allocated to remaining performance obligations represents contracted revenue that the Company has not yet recognized (“contracted-but-not-recognized”), which includes deferred revenue and non-cancelable amounts that the Company will invoice and recognize as revenue in future periods. Contracted-but-not-recognized revenue was $85.1 million as of June 30, 2019, of which the Company expects to recognize approximately 52% over the next 12 months and the remainder thereafter.
Warranty Liability
The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Beginning balance	$588	$546	$615	$577
Charges to operations	180	148	397	274
Obligations fulfilled	(201)	(154)	(431)	(307)
Changes in existing warranty	(3)	—	(17)	(4)
Total product warranties	$564	$540	$564	$540
Current portion	$228	$214	$228	$214
Non-current portion	$336	$326	$336	$326

Changes in existing warranty reflect a combination of changes in expected warranty claims and changes in the related costs to service such claims.
4. DEBT
Financing Agreements
In June 2012, the Company entered into a revolving credit facility with Silicon Valley Bank (the "Revolving Credit Facility"). The Revolving Credit Facility is collateralized by substantially all of the Company’s property, other than intellectual property. Since January 1, 2016, the Revolving Credit Facility bears interest rate at the lesser of (i) LIBOR rate plus 1.75% or (ii) prime rate minus 1.0%. In March 2017, the Company amended the Revolving Credit Facility to extend the maturity date by two years and reduce the minimum cash requirements. In January 2019, the Company further amended the Revolving Credit Facility to extend the maturity rate by two years through March 31, 2021 and to adjust the interest rate on the outstanding borrowings to be the lesser of (i) LIBOR rate plus 1.50% or (ii) prime rate minus 1.25%, or lesser of (i) LIBOR rate plus 1.75% or (ii) prime rate minus 1.00% depending on the provisions of the loan agreement. The weighted-average interest rate of the Revolving Credit Facility was 4.02% and 3.68% for the three months ended June 30, 2019 and 2018, respectively, and 4.10% and 3.48% for the six months ended June 30, 2019 and 2018.
The Revolving Credit Facility contains customary negative covenants which, unless waived by the bank, limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets or engage in merger and acquisition activity, including merge or consolidate with a third party. The Revolving Credit Facility also requires the Company to maintain a minimum adjusted quick ratio of 1.25 to 1.00 and a minimum net cash, cash equivalent and investment balance with the bank as of the last day of each month of $35.0 million and to demonstrate the absence of defined events of default in order to assure full access to the available borrowing. The Revolving Credit Facility also contains customary events of default, subject to customary cure periods for certain defaults, that include, among other things, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, and defaults due to inaccuracy of representation and warranties. Upon an event of default, the lender may declare all or a portion of the outstanding obligations payable by the Company to be immediately due and payable and exercise other rights and remedies provided for under the Revolving Credit Facility. During the existence of an event of default, interest on the obligations under the Revolving Credit Facility could be increased by 5.0%. As of June 30, 2019, the Company was in compliance with these covenants.
The Revolving Credit Facility currently provides, among other things (i) a maturity date of March 31, 2021; and (ii) a revolving line up to $20.0 million, subject to certain conditions.
As of June 30, 2019, $20.0 million remains outstanding under the Revolving Credit Facility, and the Company classifies this amount as a non-current liability in the condensed consolidated balance sheet.
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

Information related to the Company's right-of-use assets and related lease liabilities for the three and six months ended June 30, 2019 are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in thousands)
Cash paid for operating lease liabilities	$414	$1,054
Right-of-use assets obtained in exchange for new operating lease obligations(1)	$514	$4,841

	As of June 30, 2019
Weighted-average remaining lease term		3.6 years
Weighted-average discount rate		5.41%

(1) Represents the $4.3 million for operating leases existing on January 1, 2019 and $0.5 million for operating leases that commenced in the second quarter of 2019.
The maturities of the Company's operating lease liabilities as of June 30, 2019 are as follows:

Amount
Year Ending December 31,	(in thousands)
2019 (remaining six months)	$692
2020	1,392
2021	1,189
2022	948
2023	445
Total minimum lease payments	$4,666
Less: amount representing interest	$431
Total operating lease liabilities	$4,235
Operating lease liabilities, current	$1,024
Operating lease liabilities, non-current	$3,211
Operating lease expense was $0.5 million for each of the three months ended June 30, 2019 and 2018, respectively, and was $1.0 million for each of the six months ended June 30, 2019 and 2018, respectively. Short term lease expense for the three and six months ended June 30, 2019 was not material. The total variable lease expense was $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2019, respectively. The Company has an additional operating lease for real estate of $0.06 million which has not commenced as of June 30, 2019 and, as such, have not been recognized on the Company's consolidated balance sheet. This operating lease will commence during the period ending September 30, 2019 and has a lease term of two years.
Finance Leases
The Company has certain office furniture and equipment that it classifies as a finance lease. The terms of the finance lease range from three years to seven years. The interest expense is immaterial in any particular period. The weighted average remaining term for finance lease is 3.8 years.

The maturities of the Company's finance leases as of June 30, 2019 are as follows:

Amount
Year Ending December 31,	(in thousands)
2019 (remaining six months)	$89
2020	182
2021	180
2022	162
2023	83
Total finance lease obligations	$696
Finance lease liabilities, current	$180
Finance lease liabilities, non-current	$516
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
As of June 30, 2019 and December 31, 2018, the Company had manufacturing commitments with contract manufacturers for inventory totaling approximately $5.1 million and $5.0 million, respectively.
Other Purchase Commitments
In August 2018, the Company amended an agreement with a third-party provider for the Company's use of certain cloud services. Under the non-cancelable amendment, the Company is committed to a minimum purchase of $11.7 million between September 2018 and August 2021. As of June 30, 2019, the Company's remaining purchase commitment under the amendment was $9.1 million.
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

The Company is currently engaged in the following separate litigations:

•
In July 2019, five actions relating to the Merger were filed by purported Company shareholders against the Company and the Company’s board of directors. Two actions were filed in the United States District Court for the Northern District of California. These cases are titled Silverberg v. Aerohive Networks, Inc., et al., Case No. 3:19-cv-04089 (brought as a putative class action on behalf off all shareholders of the Company) and Naik v. Aerohive Networks, Inc., et al., Case No. 5:19-cv-04160. One action was filed in the United States District Court for the Southern District of New York, titled Shirley v. Aerohive Networks, Inc., et al., Case No. 1:19-cv-06742. Shirley v. Aerohive Networks, Inc., et al. also names as a defendant the Company's co-founder Changming Liu. Two actions were filed in the United States District Court for the District of Delaware. These cases are titled Plumley v. Aerohive Networks, Inc., et al., Case No. 1:19-cv-01322 (brought as a putative class action on behalf of all shareholders of the Company) and Smith v. Aerohive Networks, Inc., et al., Case No. 1:19-cv-01359. Plumley v. Aerohive Networks, Inc., et al. also names as defendants Extreme and the Purchaser. The complaints generally allege that the Schedule 14D-9 filed by the Company omits material information necessary for Company stockholders to make an informed decision regarding the Offer, and assert claims for violation of Sections 14 and 20(a) of the Securities Exchange Act of 1934. The complaints seek, among other things, to enjoin the Offer or, should it be consummated, to rescind it or award damages, as well as an award of the plaintiffs’ attorneys’ fees and costs in the actions.

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

•
In July 2019, Wireless Transport LLC, or Wireless, filed a complaint in the U.S. District Court, for the District of Delaware, asserting that certain of the Company’s SD-WAN products infringe United States Patent No. 6,563,813.  The Company is evaluating the possible application of these claims, if any, to its products.

•
A former employee in Korea has asserted claims that Company wrongfully terminated his employment. Following administrative proceedings in Korea, the Company has been ordered to reinstate the employee and pay certain past wages. The Company is appealing this matter to the civil law courts in Korea.

For the three and six months ended June 30, 2019, the liabilities incurred to settle the above matters were not material to the condensed consolidated financial statements.
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
Guarantees
The Company typically enters into agreements with its customers that contain indemnification provisions in the event of claims alleging that the Company’s products infringe the intellectual property rights of a third party. The Company has, at its option and expense, the ability to resolve any infringement, replace product with a non-infringing product that is equivalent-in-function, or refund to the customers the total product price. These agreements also typically include guarantees of product and service performance. The Company has not recorded a liability related to these indemnification and guarantee provisions and the Company’s indemnification and guarantee provisions have not had any impact on the consolidated financial statements to date.
6. STOCKHOLDERS' EQUITY
Common Stock Reserved for Future Issuance
As of June 30, 2019, the Company had the following shares of common stock reserved for future issuance:

June 30,
2019
Common stock reserved for future grant under the 2014 Equity Incentive Plan	9,672,918
Common stock reserved for future purchase under the 2014 Employee Stock Purchase Plan	1,327,504
Options and Restricted Stock Units issued and outstanding	9,258,180
Total reserved shares of common stock for future issuance	20,258,602
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
During the three and six months ended June 30, 2019, respectively, the Company did not repurchase any shares. During the three and six months ended June 30, 2018, the Company repurchased a total of 248,961 shares of its common stock on the open market at a total cost of $1.0 million with an average price per share of $4.11. As of June 30, 2019, the Company had repurchased under this program a total of 2,469,978 shares of its common stock at a total price $10.6 million with an average purchase price $4.29 per share of the Company's common stock. Approximately $9.4 million remains available to the Company as of June 30, 2019 for repurchases under this program.
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
In January 2019, the Company effected an increase of 2,793,380 shares reserved under the 2014 Plan. As of June 30, 2019, the Company had 9,672,918 total shares of common stock reserved and available for grant under the 2014 Plan.
The following table summarizes the total number of shares available for grant under the 2014 Plan as of June 30, 2019:

Shares Available for Grant

Balance, December 31, 2018	9,498,884
Authorized	2,793,380
Options granted	—
Options canceled	196,433
Awards granted	(3,604,888)
Awards canceled	789,109
Balance, June 30, 2019	9,672,918
Stock Options
The following table summarizes the information about outstanding stock option activity:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance, December 31, 2018	3,442,005	$5.99	4.61	$1,546
Options granted	—	—
Options exercised	(46,411)	1.37
Options canceled	(196,433)	7.73
Balance, June 30, 2019	3,199,161	$5.95	4.29	$2,347
Options exercisable, June 30, 2019	3,180,097	$5.95	4.28	$2,347
There were no options granted during the three and six months ended June 30, 2019 and 2018 respectively.
The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2019 and 2018 was $0.08 million and $0.01 million, respectively, and during the six months ended June 30, 2019 and 2018 was $0.1 million and $0.04 million, respectively. The intrinsic value for each share underlying an option represents the difference between the option exercise price per share and the closing stock price of a share of the Company’s common stock. The total grant-date fair value of the options vested during the three months ended June 30, 2019 and 2018 was $0.3 million and $0.4 million, respectively, and during the six months ended June 30, 2019 and 2018 was $0.6 million and $1.0 million, respectively.
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

The following is a summary of the Company’s RSU grant activity and related information for the three months ended June 30, 2019:

	Restricted Stock Units Outstanding
	Shares	Weighted-Average Grant-Date Fair Value Per Share

Balance, December 31, 2018	4,218,964	$4.35
Awards granted	3,604,888	3.52
Awards vested	(1,065,890)	4.87
Awards canceled	(698,943)	4.53
Balance, June 30, 2019	6,059,019	$3.74

The weighted-average grant-date fair value of RSUs the Company granted during the three months ended June 30, 2019 and 2018 was $3.38 and $4.12 per share respectively, and during the six months ended June 30, 2019 and 2018 was $3.52 and $4.14 per share, respectively. The aggregate grant-date fair value of RSUs the Company granted during the three months ended June 30, 2019 and 2018 was $9.4 million and $11.2 million, respectively, and during the six months ended June 30, 2019 was $12.7 million and $12.5 million, respectively. The aggregate fair value of shares vested as of the respective vesting dates during the three months ended June 30, 2019 and 2018 was $2.7 million and $2.6 million, respectively, and during the six months ended June 30, 2019 and 2018 was $5.2 million and $6.8 million, respectively.
The number of RSUs vested during a particular period includes shares that the Company withheld during the period on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as determined by the Company. During the three months ended June 30, 2019 and 2018, the Company withheld 42,363 and 141,173 shares of stock, respectively, for an aggregate value of $0.1 million and $0.6 million, respectively. During the six months ended June 30, 2019 and 2018, the Company withheld 90,166 and 397,202 shares of stock, respectively, for an aggregate value of $0.4 million and $1.7 million, respectively. The Company returned such withheld shares to the 2014 Plan, which were then available under the plan terms for future issuance.
The Company grants shares of RSUs as performance-based restricted stock units (PBRSUs) to certain executives pursuant to the 2014 Plan. Each PBRSU represents the right to receive one share of the Company's common stock upon vesting, subject to the Company's achievement of certain performance conditions. The Company granted 60,000 shares of PBRSUs during the three and six months ended June 30, 2019. The Company did not grant any PBRSUs during the three and six months ended June 30, 2018. Of the PBRSU awards granted in prior years, 14,014 and 251,037 shares of PBRSU vested during the six months ended June 30, 2019 and 2018, respectively. The Company expects that the 60,000 shares of PBRSUs will vest during the remainder of the fiscal year 2019.
The Company also grants shares of RSUs as market-based restricted stock units (MBRSUs) to certain executives pursuant to the 2014 Plan. The Company granted 303,000 and 351,500 shares of MBRSUs to certain executives during the three months ended June 30, 2019 and 2018 respectively. Each MBRSU represents the right to receive one share of the Company's common stock upon vesting subject to the Company's achievement of certain stock price targets. The Company estimates the fair value of the MBRSUs using the Monte Carlo option-pricing model as of the date of grant as the MBRSUs contain both market and service conditions. The Company records the total expense related to these MBRSUs on a graded-vesting method over the estimated term. There were no MBRSU shares that vested during the three and six months ended June 30, 2019. 36,625 and 73,250 shares of MBRSU vested during the three and six months ended June 30, 2018, respectively.
2014 Employee Stock Purchase Plan
The 2014 Employee Stock Purchase Plan ("ESPP") is a ten-year plan, effective in March 2014. The ESPP authorizes the Company to issue shares of common stock pursuant to purchase rights it grants to its employees and those of its designated subsidiaries. In January 2019, the Company effected an increase of 558,676 shares reserved under the ESPP. As of June 30, 2019, the Company had 1,327,504 total shares of common stock reserved and available for issuance under the ESPP.
Under the ESPP, the Company grants stock purchase rights to all eligible employees, currently covering a one-year offering period ending December 1, 2019, with purchase dates at the end of each interim six-month purchase period. Employees purchase shares using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the

Company’s common stock at either the first day of each offering period or the date of purchase. The ESPP currently has a reset provision: If the closing price of the Company’s common stock on the last day of any purchase period during an offering period is lower than the closing sales price on the first day of the related offering period, that offering period will terminate upon the purchase of shares for such purchase period and participants will be automatically re-enrolled in the immediately following offering period. As a result, the reference price for purposes of determining the purchase price of shares for subsequent purchase periods for all participants of the new offering period resets to such lower price. No participant may purchase more than $25,000 worth of common stock in any calendar year, or 5,000 shares of common stock in any six-month purchase period. During the six months ended June 30, 2019 and 2018, the Company issued 489,956 and 493,914 shares respectively, under the ESPP.
Determination of Fair Values
The Company used the following weighted-average assumptions to value MBRSUs under the Monte Carlo model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
MBRSUs:
Expected volatility	43%	44%	43%	44%
Risk free interest rate	1.79%	2.61%	1.79%	2.61%
The Company used the following weighted-average assumptions to value employee stock purchase rights under the Black-Scholes model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
ESPP purchase rights:
Expected term (in years)	0.50 - 1.00	0.50 - 1.00	0.50 - 1.00	0.50 - 1.00
Expected volatility	37% - 46%	46% - 52%	37% - 46%	46% - 52%
Risk free interest rate	2.35% - 2.70%	1.45% - 2.10%	2.35% - 2.70%	1.45% - 2.10%
Stock-based Compensation Expense
The Company recognized total stock-based compensation for stock-based awards in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$240	$256	$466	$502
Research and development	867	968	1,953	2,014
Sales and marketing	913	1,110	1,839	2,107
General and administrative	1,133	1,250	2,480	2,632
Total stock-based compensation	$3,153	$3,584	$6,738	$7,255
The following table presents stock-based compensation expense by award-type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Stock Options	$208	$480	$482	$1,021
Restricted Stock Units	2,750	2,573	5,744	5,365
Employee Stock Purchase Plan	195	531	512	869
Total stock-based compensation	$3,153	$3,584	$6,738	$7,255
The stock-based compensation expense the Company recorded for RSU for the three months ended June 30, 2019 and 2018 includes the amount of stock-based compensation recorded for MBRSUs of approximately $0.2 million and $0.2 million, respectively. The stock-based compensation expense the Company recorded for the six months ended June 30, 2019 and 2018 includes the amount of stock-based compensation recorded for MBRSUs of approximately $0.4 million and$0.4 million respectively and for the six months ended June 30, 2018 includes the amount of stock-based compensation the Company recorded for PBRSUs of approximately $0.2 million. The stock-based compensation expense the Company recorded for PBRSUs for the three and six months ended June 30, 2019 was not material.
As of June 30, 2019, unrecognized stock-based compensation related to outstanding stock options, RSUs (including PBRSUs and MBRSUs) and ESPP purchase rights, was $0.04 million, $19.4 million and $0.8 million, respectively, which the Company expects to recognize over weighted-average periods of 0.27 years, 1.98 years and 0.42 years, respectively.
8. NET LOSS PER SHARE
The Company calculates basic and diluted net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive.
The following table presents the Company's computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except for share and per share data)
Numerator:
Net loss	$(6,082)	$(2,832)	$(14,734)	$(10,149)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	56,676,019	54,828,749	56,354,579	54,582,129
Net loss per share:
Basic and diluted	$(0.11)	$(0.05)	$(0.26)	$(0.19)
The Company excluded the following period-end outstanding common stock equivalents from its computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of June 30,
	2019	2018
Shares of common stock issuable under the Equity Incentive Plan	9,258,180	9,401,668
Employee Stock Purchase Plan	60,177	106,558
Total	9,318,357	9,508,226
9. INCOME TAXES
The Company's provision for income taxes was approximately $0.2 million and $0.1 million, respectively, for the three months ended June 30, 2019 and 2018, and was approximately $0.2 million and $0.1 million, respectively, for the six months ended June 30, 2019 and 2018, respectively. The Company's provision for income taxes consisted primarily of state taxes and foreign income taxes.
For the three and six months ended June 30, 2019 and 2018, the Company's provision for income taxes differed from the statutory amount primarily due to the Company's maintaining a full valuation allowance against the U.S. net deferred tax assets, partially offset by foreign and state taxes.
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
The Company's realization of deferred tax assets depends on future taxable income, the existence and timing of which is uncertain. Based on the Company’s history of losses, management has determined it cannot conclude that it is more likely than not that the deferred tax assets will be realized and, accordingly, management has placed a full valuation allowance against its domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits, as of June 30, 2019 and December 31, 2018, respectively.
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
The following table represents the Company's revenue based on the billing address of the respective channel partners:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Americas	$24,126	$23,401	$41,364	$44,231
Europe, Middle East and Africa	11,305	12,667	24,063	24,567
Asia Pacific	2,606	4,407	5,627	7,444
Total revenues	$38,037	$40,475	$71,054	$76,242
     The Company has included within the Americas in the above table revenue from sales in the United States of $22.9 million and $21.9 million, respectively, for the three months ended June 30, 2019 and 2018, respectively, and $38.5 million and $40.8 million, for the six months ended June 30, 2019 and 2018, respectively. Aside from the United States, no country comprised 10% or more of the Company's total revenue for each of the three and six months ended June 30, 2019 and 2018, respectively.
Property and equipment, net by location is summarized as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)
United States	$3,523	$4,514
People's Republic of China	874	1,269
Europe, Middle East and Africa	155	164
Total property and equipment, net	$4,552	$5,947

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
These forward-looking statements include, but are not limited to, statements concerning the following:

•
our ability to conclude the contemplated acquisition by Extreme Networks, at the proposed consideration, and without undue delay or distraction to or erosion of our business, customer relations or operating performance;

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

•
changes in consumer confidence and demand for our products, including internationally, due to costs associated with increased tariffs, disputes regarding trade and transfers of intellectual property, slowing global economic activity, changes to foreign currency exchange rates and other factors, including the decision of the United Kingdom to withdraw from the European Union;

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
Announced Transaction and Overview of Current Business

On June 26, 2019, we issued a press release announcing the execution of an Agreement and Plan of Merger (the "Merger Agreement") with Extreme Networks, Inc,, as Delaware corporation ("Extreme"), and Clover Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Extreme (the "Purchaser"), pursuant to which the Purchaser commenced a tender offer (the “Offer”) as disclosed in the Tender Offer Statement on Schedule TO (together with the exhibits thereto, as amended, the “Schedule TO”), filed by the Purchaser and Extreme with the Securities and Exchange Commission (the “SEC”) on July 12, 2019, to acquire all of the outstanding shares of the Company’s common stock, par value $0.001 per share (the “Shares”), at a price of $4.45 per share in cash (the “Offer Price”), without interest and subject to any applicable withholding taxes, and we filed a Solicitation/Recommendation Statement on Schedule 14D-9 (together with the exhibits thereto, as amended, the “Schedule 14D-9”) with the SEC on July 12, 2019, each on the terms and subject to the conditions set forth in the Merger Agreement. The Offer and withdrawal rights will expire at midnight (New York City time) at the end of the day on August 8, 2019, subject to extension in certain circumstances as required or permitted by the Merger Agreement (as so extended, if applicable, the “Expiration Date”). As soon as practicable following the consummation of the Offer, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, the Purchaser will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Extreme, pursuant to the provisions of Section 251(h) of the General Corporation Law of the State of Delaware, with no stockholder approval required to consummate the Merger (the “Merger”).

The Merger Agreement provides, among other things, that the Offer is conditioned upon (i) there being validly tendered in the Offer and not properly withdrawn prior to the Expiration Date, that number of Shares which, together with the number of Shares (if any) then owned by Extreme or any of its wholly-owned direct or indirect subsidiaries, including the Purchaser, represents at least a majority of the Shares then outstanding (determined in accordance with the Merger Agreement) and no less than a majority of the voting power of the shares of capital stock of the Company then outstanding (determined in accordance with the Merger Agreement) and entitled to vote upon the adoption of the Merger Agreement and approval of the Merger (excluding from the number of tendered Shares, but not from the number of outstanding Shares, Shares tendered pursuant to guaranteed delivery procedures (to the extent such procedures are permitted by the Purchaser) that have not yet been delivered in settlement or satisfaction of such guarantee) (collectively, the “Minimum Condition”), (ii) the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the German Act against Restraints of Competition, having expired or been terminated, and (iii) the satisfaction or waiver by the Purchaser of the other conditions the Offer, as set forth in the Merger Agreement. On July 16, 2019, the FTC granted early termination of the waiting period applicable to the Offer under the HSR Act. Accordingly, the condition of the Offer relating to the expiration or termination of the waiting period under the HSR Act has been satisfied.
For the three months ended June 30, 2019, our revenue was $38.0 million, a decrease of $2.4 million, compared to $40.5 million for the three months ended June 30, 2018. For the six months ended June 30, 2019 and 2018, our revenue was $71.1 million and $76.2 million, respectively. In the three months ended June 30, 2019 and 2018, our net losses were $6.1 million and $2.8 million, respectively, and for the six months ended June 30, 2019 and 2018, our net losses were $14.7 million and $10.1 million, respectively.
We primarily conduct business in three geographic regions: (1) the Americas, (2) Europe, the Middle East and Africa, or EMEA, and (3) Asia Pacific, or APAC. From a geographic perspective, in the six months ended June 30, 2019, compared to the six months ended June 30, 2018, our year-over-year revenue decreased by 6.5% in the Americas and decreased by 2.1% in EMEA and decreased by 24.4% in APAC. For the six months ended June 30, 2019, we generated 58.2% of our total revenue from Americas, 33.9% from EMEA and 7.9% from APAC.
For the three months ended June 30, 2019, our K-12 education vertical comprised approximately 35% of our overall business, compared with 22% in the prior quarter and 33% for the same period in fiscal year 2018.

Results of Operations
The following table sets forth our results of operations for the periods presented, in dollars (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Product	$24,746	$29,268	$45,232	$54,334
Subscription and support	13,291	11,207	25,822	21,908
Total revenue	38,037	40,475	71,054	76,242
Cost of revenue(1):
Product	9,888	10,379	18,885	19,050
Subscription and support	3,719	3,383	7,360	6,787
Total cost of revenue	13,607	13,762	26,245	25,837
Gross profit	24,430	26,713	44,809	50,405
Operating expenses:
Research and development(1)	9,668	8,581	18,431	17,860
Sales and marketing(1)	13,170	15,731	27,667	31,401
General and administrative(1)	7,711	5,272	13,722	11,226
Operating loss	(6,119)	(2,871)	(15,011)	(10,082)
Interest income	475	337	971	626
Interest expense	(200)	(183)	(407)	(347)
Other expense, net	(80)	(31)	(77)	(204)
Loss before income taxes	(5,924)	(2,748)	(14,524)	(10,007)
Income tax provision	158	84	210	142
Net loss	$(6,082)	$(2,832)	$(14,734)	$(10,149)
(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$240	$256	$466	$502
Research and development	867	968	1,953	2,014
Sales and marketing	913	1,110	1,839	2,107
General and administrative	1,133	1,250	2,480	2,632
Total stock-based compensation expense	$3,153	$3,584	$6,738	$7,255

The following table sets forth our results of operations for the periods presented, as a percentage of our total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Product	65%	72%	64%	71%
Subscription and support	35	28	36	29
Total revenue	100	100	100	100
Cost of revenue:
Product	26	26	27	25
Subscription and support	10	8	10	9
Total cost of revenue	36	34	37	34
Gross profit	64	66	63	66
Operating expenses:
Research and development	25	21	26	24
Sales and marketing	35	39	39	41
General and administrative	20	14	19	15
Operating loss	(16)	(8)	(21)	(14)
Interest income	1	1	1	1
Interest expense	(1)	—	(1)	—
Other income (expense), net	—	—	—	—
Loss before income taxes	(16)	(7)	(21)	(13)
Income tax provision	—	—	—	—
Net loss	(16)%	(7)%	(21)%	(13)%
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenues:
Product	$24,746	$29,268	$(4,522)	(15)%	$45,232	$54,334	$(9,102)	(17)%
Subscription and support	13,291	11,207	2,084	19%	25,822	21,908	3,914	18%
Total revenue	$38,037	$40,475	$(2,438)	(6)%	$71,054	$76,242	$(5,188)	(7)%

Percentage of revenues:
Product	65%	72%			64%	71%
Subscription and support	35%	28%			36%	29%
Total	100%	100%			100%	100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue by geographic region:
Americas	$24,126	$23,401	$725	3%	$41,364	$44,231	$(2,867)	(6)%
EMEA	11,305	12,667	(1,362)	(11)%	24,063	24,567	(504)	(2)%
APAC	2,606	4,407	(1,801)	(41)%	5,627	7,444	(1,817)	(24)%
Total revenue	$38,037	$40,475	$(2,438)	(6)%	$71,054	$76,242	$(5,188)	(7)%

Percentage of revenue by geographic region:
Americas	63%	58%			58%	58%
EMEA	30%	31%			34%	32%
APAC	7%	11%			8%	10%
Total	100%	100%			100%	100%
Revenue decreased $2.4 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, and decreased $5.2 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to a decrease in our product revenue, partially offset by an increase in subscription and support revenue.
The decrease in our product revenue of $4.5 million and $9.1 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, was primarily due to lower shipments and a decrease in our license revenue as we transition our business to our subscription-based cloud-management platform.
The increase in our subscription and support revenue of $2.1 million and $3.9 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, was primarily due to an increase in sales of our SaaS offerings, including our cloud-management platforms, and our recognition of deferred revenue in the periods.
The Americas and EMEA accounted for the majority of our total revenue in the three and six months ended June 30, 2019 and June 30, 2018. The decrease in revenue of $2.9 million in our Americas region for the six months ended June 30, 2019, compared to the same period in 2018, was primarily due to sales execution, primarily in the United States.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Cost of revenues:
Product	$9,888	$10,379	$(491)	(5)%	$18,885	$19,050	$(165)	(1)%
Subscription and support	3,719	3,383	336	10%	7,360	6,787	573	8%
Total cost of revenues	$13,607	$13,762	$(155)	(1)%	$26,245	$25,837	$408	2%
Cost of revenue decreased $0.2 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to a decrease in product revenue offset by an increase in cost of subscription and support revenue. Cost of revenue increased $0.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to an increase in cost of subscription and support revenue offset by a slight decrease in product revenue. The decrease in our cost of product revenue for the three and six month periods ended June 30, 2019 as compared to the same periods in prior year, is primarily due to lower shipments and changes in the mix of products we sold in the period. The increase in our cost of subscription and support revenue for the three and six month periods ended June 30, 2019 as compared to the same periods in the prior year is primarily due to an increase in our professional services cost and an increase in cost associated with opening of our regional data centers.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	GM	Amount	GM	Amount	GM	Amount	GM
	(dollars in thousands)				(dollars in thousands)
Gross margin:							(As Adjusted)
Product	$14,858	60.0%	$18,889	64.5%	$26,347	58.2%	$35,284	64.9%
Subscription and support	9,572	72.0%	7,824	69.8%	18,462	71.5%	15,121	69.0%
Total gross margin	$24,430	64.2%	$26,713	66.0%	$44,809	63.1%	50,405	66.1%
Total gross margin decreased from 66.0% to 64.2% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, and decreased from 66.1% to 63.1% for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to lower gross margin in product revenue slightly offset by the increase in software and subscription margin.
Product gross margin decreased from 64.5% to 60.0% for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, and decreased from 64.9% to 58.2% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily related to the mix of products we sold during the period and our fixed cost over the lower revenue. The decrease in our product gross margin is also attributable to transition of our customers from perpetual licenses to multi-year subscriptions. Subscription and support gross margin increased from 69.8% to 72.0% for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, and increased from 69.0% to 71.5% for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase in our subscription and support gross margin was primarily due to higher growth in our subscription and support revenue than in our related cost of delivering these subscription and support services.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$9,668	$8,581	$1,087	13%	$18,431	$17,860	$571	3%
% of revenue	25%	21%			26%	24%

Research and development expense increased $1.1 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The increase was primarily due to the restructuring charges of $2.0 million primarily in China, offset by a decrease of $1.0 million in personnel and related costs due to lower headcount.

Research and development expense increased $0.6 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase was primarily due to the restructuring charges of $2.0 million and an increase in other expense of $0.3 million primarily related to product certifications offset by a decrease of $1.7 million in personnel and related costs due to lower headcount.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$13,170	$15,731	$(2,561)	(16)%	$27,667	$31,401	$(3,734)	(12)%
% of revenue	35%	39%			39%	41%

Sales and marketing expense decreased $2.6 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The decrease was primarily due to a decrease of $1.9 million in personnel and related costs, a decrease of $0.2 million in stock-based compensation, both due to lower headcount, and a decrease of $0.5 million in other expenses primarily related to an increase in sales and marketing activities and professional services.

Sales and marketing expenses decreased $3.7 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The decrease was primarily due to a decrease of $3.0 million in personnel and related costs, a decrease of $0.3 million in stock-based compensation, both due to lower headcount, and a decrease of $0.4 million in sales and marketing expenses primarily due to lower spending for sales and marketing-related equipment and programs.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
General and administrative	$7,711	$5,272	$2,439	46%	$13,722	$11,226	$2,496	22%
% of revenue	20%	14%			19%	15%
General and administrative expense increased $2.4 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The increase was primarily related to an increase in professional services primarily related to the proposed acquisition and for compliance fees.
General and administrative expense increased $2.5 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase was primarily related to an increase in professional services primarily related to the proposed acquisition and for compliance fees.
Interest Income

Our interest income primarily consists of interest earned on our cash and cash equivalent and short-term investments. We have invested our cash in money-market funds and other short-term, high quality investments. Historically, our interest income has not been material.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest income	$475	$337	$138	41%	$971	$626	$345	55%
Interest income increased for the three and six months ended June 30, 2019, compared to the same periods in the prior year primarily due to income earned on our short-term investments due to increasing interest rates and additional cash invested in short-term investments.
Interest Expense

Our interest expense consists primarily of interest on our indebtedness.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Interest expense	$(200)	$(183)	$(17)	9%	$(407)	$(347)	$(60)	17%
The change in our interest expense was not significant.
Other Income (Expense), Net

Our other income (expense), net primarily consists of gains and losses from foreign currency exchange transactions.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$(80)	$(31)	$(49)	158%	$(77)	$(204)	$127	(62)%
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$158	$84	$74	88%	$210	$142	$68	48%
The change in our provision for income taxes primarily related to foreign and state income taxes and was not significant. As of June 30, 2019 and December 31, 2018, respectively, we maintained a full valuation allowance against our domestic deferred tax assets, including net operating loss carryforwards and research and development and other tax credits.
Liquidity and Capital Resources
As of June 30, 2019, we had cash and cash equivalents of $36.4 million and short-term investments of $57.6 million. As of June 30, 2019, we held $92.3 million of our cash, cash equivalents and short-term investments within the United States.
In June 2012, we entered into the Revolving Credit Facility with Silicon Valley Bank, which matures on March 31, 2021. We have been using the amount drawn under the Revolving Credit Facility for working capital and general corporate purposes. As of June 30, 2019, we had $20.0 million of outstanding debt, under the Revolving Credit Facility, and we were in compliance with all covenants under our loan agreement. See Note 4 to the Condensed Consolidated Financial Statements included in this Form 10-Q for more information about our debt.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$680	$5,050
Net cash provided by investing activities	8,672	3,852
Net cash provided by (used in) financing activities	978	(1,178)
Net increase in cash and cash equivalents	$10,330	$7,724
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
For the six months ended June 30, 2019, cash provided by operating activities was $0.7 million as a result of non-cash charges of $7.9 million and a net change of $7.5 million in our net operating assets and liabilities offset by our net loss of $14.7 million. Non-cash charges consisted primarily of stock-based compensation of $6.7 million, and depreciation and amortization expense of $1.5 million offset by other charges of $0.3 million. The net change in our net operating assets and liabilities was primarily due to a $4.3 million decrease in accounts receivable, a $1.8 million decrease in cash used for inventory purchases, a $0.8 million decrease in operating lease right-of-use assets and other assets and a $5.1 million increase in deferred revenue , offset by a $2.0 million decrease in accounts payable, a $1.6 million decrease in accrued liabilities, a $0.3 million decrease in operating lease liabilities and other liabilities, and a $0.5 million increase in prepaid expenses and other current assets. Our days sales outstanding, or DSO, was 29 days as of June 30, 2019, which we calculate by dividing net accounts receivable at the end of the quarter by revenue recognized during the quarter, multiplied by the total days in the quarter. The decrease in DSO to 29 days as compared to 39 days for the same period last year is primarily due to the timing of shipments in the period.
For the six months ended June 30, 2018, cash provided by operating activities was $5.1 million as a result of non-cash charges of $8.5 million and a net change of $6.7 million in our net operating assets and liabilities offset by our net loss of $10.1 million in our net operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $7.3 million and depreciation and amortization expense of $1.5 million offset by other charges of $0.3 million. The net change in our net operating assets and liabilities was primarily due to a $2.3 million decrease in cash used for inventory purchases, a $0.5 million decrease in accounts receivable primarily due to the timing of shipments, a $0.5 million increase in accrued liabilities and a $4.3 million increase in deferred revenue, offset by a $0.3 million increase in prepaid expenses, a $0.4 million increase in other assets and a $0.1 million decrease in accounts payable. Our DSO was 39 days as of June 30, 2018.
Investing Activities
Our investing activities have primarily consisted of purchases of property and equipment and purchases and sales or maturities of marketable securities.
For the six months ended June 30, 2019, cash provided by investing activities was $8.7 million, primarily attributable to maturities of marketable securities of $57.5 million offset by cash used for purchases of marketable securities of $48.4 million, and cash used for purchases of property and equipment of $0.4 million, relating primarily to purchases of lab equipment.
For the six months ended June 30, 2018, cash provided by investing activities was $3.9 million, primarily attributable to maturities of marketable securities of $38.7 million offset by cash used for purchases of marketable securities of $33.4 million, and cash used for purchases of property and equipment of $1.4 million, relating primarily to purchases of software.
Financing Activities
Our financing activities have primarily consisted of proceeds from our employee exercises of stock options and proceeds from employee purchases under our stock purchase plan offset by our repurchases of common stock and payments against our finance lease obligations.
For the six months ended June 30, 2019, cash provided by financing activities was $1.0 million, primarily as a result of $1.5 million in proceeds from employee purchases under our stock purchase plan and employees' exercises of stock options offset by a $0.4 million of cash used to satisfy our estimate of minimum employee tax withholding requirements on vesting of restricted stock units and $0.1 million cash used for payments against our finance lease obligations.
For the six months ended June 30, 2018, cash used in financing activities was $1.2 million, primarily as a result of $1.7 million of cash used to satisfy our estimate of minimum employee tax withholding requirements on vesting of restricted stock units, a $1.0 million cash used for repurchases of common stock offset by $1.6 million in proceeds from employee purchases under our stock purchase plan.
Off-Balance Sheet Arrangements
Through June 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Our exposure to market risk from changes in interest rates relates primarily to our cash, cash equivalents, short-term investments and our outstanding debt obligations. We had cash, cash equivalents and short-term investments of $94.0 million and $92.1 million as of June 30, 2019 and December 31, 2018, respectively. We held these amounts primarily in bank deposits, money market funds, certificates of deposit, commercial paper and bonds issued by corporate institutions and U.S. government agencies. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in our interest income have not been significant.
We have outstanding debt of $20.0 million as of June 30, 2019, consisting of our borrowing under our Revolving Credit Facility. The Revolving Credit Facility bears interest at a variable rate.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable-assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to the Contemplated Acquisition
The announcement and pendency of our agreement to be acquired by Extreme may have an adverse effect on our business and operating results.
On June 26, 2019, we entered into the Merger Agreement with Extreme and the Purchaser. On July 12, 2019, the Purchaser commenced the Offer to acquire the Shares at the Offer Price, without interest and subject to any applicable withholding taxes, and we filed the Schedule 14D-9, each on the terms and subject to the conditions set forth in the Merger Agreement. Our pending acquisition by Extreme may have an adverse effect on our revenue in the near term if our customers delay, defer or cancel purchases pending completion of the transaction. In addition, the announcement and pendency of the transaction may cause reluctance by customers to begin or continue to do business with us due to potential uncertainty about the direction of our products and solutions following consummation of the transaction. We are subject to additional risks in connection with the announcement and pendency of the proposed transaction, including:

•	Difficulties maintaining existing and/or establishing business relationships, including relationships with significant customers, suppliers, channel partners, and other business partners;

•
Disruption to our business, including increased costs and diversion of management time and resources that could otherwise have been devoted to other business opportunities that may have been beneficial to us;

•
The restrictions imposed on our business and operations pursuant to certain covenants set forth in the Merger Agreement, which may prevent us from pursuing certain business opportunities, responding to competitive pressures and industry developments, or taking certain actions without Extreme’s approval;

•
Adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles in anticipation and following completion of the proposed transaction, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment following the proposed transaction;

•	The pendency and outcome of the legal proceedings that have been or may be instituted against us, our directors, executive officers and others relating to the proposed transaction; and

•	The diversion of our employees’ attention due to activities related to the proposed transaction.
The failure to complete our pending acquisition by Extreme may adversely affect our business, financial condition, operating results, and stock price.
The Merger Agreement provides, among other things, that the Offer is conditioned upon (i) there being validly tendered in the Offer and not properly withdrawn prior to the Expiration Date, that number of Shares as shall satisfy the Minimum Condition, (ii) the applicable waiting period under the HSR Act and the German Act against Restraints of Competition, having expired or been terminated, and (iii) the satisfaction or waiver by the Purchaser of the other conditions the Offer, as set forth in the Merger Agreement. On July 16, 2019, the FTC granted early termination of the waiting period applicable to the Offer under the HSR Act. Accordingly, the condition of the Offer relating to the expiration or termination of the waiting period under the HSR Act has been satisfied. There can be no assurance, however, that the other conditions to the completion of the transaction will be satisfied in a timely manner or at all. If the transaction is not completed, our stock price could fall to the extent its current price reflects an assumption that the transaction will be completed. Furthermore, if the transaction is not completed, we may suffer other consequences that could adversely affect our business, financial condition, operating results, and stock price, including the following:

•
Any disruptions to our business resulting from the announcement and pendency of the proposed transaction, including adverse changes in our relationships with customers, suppliers, channel partners, other business partners and employees, may continue or intensify in the event the transaction is not consummated or is significantly delayed;

•	We would have incurred significant costs, including professional services fees and other transaction costs, in connection with the proposed transaction that we would be unable to recover;

•	We may have to pay Extreme a termination fee of $11,400,000 under certain circumstances that give rise to the termination of the Merger Agreement;

•	We may be subject to negative publicity or be negatively perceived by the investment or business communities;

•	We may be subject to legal proceedings related to the transactions;

•	We may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures;

•	We may experience a departure of employees; and

•
Our employees, partners, customers and investors may be concerned about our ability to operate as a stand-alone business, and the additional disruption, distraction and competitive pressures to our business, in the event we are unable to conclude the Merger.

The Merger Agreement with Extreme limits our ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction.
The Merger Agreement contains provisions that limit our ability to pursue an alternative acquisition transaction. These or other provisions may discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.
Risks Related to Our Stand-alone Business
We have a history of losses and we may not achieve profitability in the future.
We manage our ongoing operating expenses in an effort to position us to achieve non-GAAP operating profitability at certain target levels of quarterly revenue, which we may announce publicly from time-to-time. We may subsequently take actions which could raise or lower the level of quarterly revenue we would need to achieve non-GAAP profitability in any period. Nonetheless, we have a history of losses. We have never achieved GAAP profitability on a quarterly or annual basis, and we cannot predict with certainty whether or when we might be profitable in the foreseeable future, even on a non-GAAP basis and even at these revenue levels. We experienced net losses on a GAAP basis of $38.2 million, $22.1 million, $18.3 million and $14.7 million for fiscal years 2016, 2017, 2018 and the six months ended June 30, 2019, respectively. As of June 30, 2019, our accumulated deficit was $280.5 million. We expect to continue to incur expenses associated with the continued development and management of our business, including expenditures to hire or terminate personnel: specifically, personnel costs and investments relating to sales, marketing, engineering, and in our channel and product development and support. As such, we may not control our expenses sufficiently to achieve operating profitability on a non-GAAP basis even if we achieve quarterly revenue in the indicated target range. If we fail to increase our revenue and manage our cost structure, we may not achieve profitability in the future. Once achieved, we may not be able to sustain or increase our profitability, at all or at levels our investors or industry analysts expect, or we may choose to continue to make investments in our operations which we feel will promote long-term growth, but which will reduce near-term profitability. This could also require us to continue to use available cash to support our investments and ongoing operations. As a result, our business and prospects, and how investors view and value our common stock, would be harmed.
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

The United Service Administrative Company ("USAC") experienced significant administrative challenges during 2016 and 2017 E-Rate cycles, causing the pace of release of approved funds and resulting availability of those funds to schools to continue to be significantly reduced. For example, the Federal Communications Commission publicly acknowledged USAC's continuing management of the E-Rate program by letter dated April 18, 2017, noting serious and persistent flaws in critical E-Rate processes which have caused persistent delays in funding commitments to schools and libraries. We believe that the significantly slower pace of E-Rate funding and other program execution issues were significant drivers of our weaker-than-expected order volume and lower revenue performance from our educational vertical in recent quarters. We believe that lower levels of E-Rate-funded transactions continued through 2018, and slower pace of funding approval releases has continued in 2019. While E-Rate funding requests have increased in 2019, the overall level of education spending to purchase our solutions may be lower in future periods. These are specific examples of the many factors which add additional uncertainty to our future revenue from our educational end customers.
Our sales cycles often require significant time, effort and investment and are subject to risks relating to our operating performance.
Our sales efforts can take several quarters and involve educating our potential customers about the applications and benefits of our products, including the technical capabilities of our products and associated applications and services, and recruiting and developing our channel partners. We may experience slower-than-expected sales productivity or poor sales execution in certain territories, including in the United States and certain other regions where we continue to experience turn-over and poor sales efficiency in our Sales organization. For example, we changed our sales leadership in November 2017 and again in October 2018, and have made additional personnel and other changes in our sales organization as we continued to identify underlying sales execution issues. We continue to review our sales organization and make changes we believe will further develop and sustain efficiency and effectiveness within the organization and our channel operations. As we respond to turn-over or transition personnel in response to poor execution, newly hired personnel may also require several quarters to gain experience and develop their territories before achieving capacities we have assumed in our sales forecasts. This may slow in those regions our ability to maintain our rate of new customer acquisitions. We believe poor sales execution and lack of improvements to our sales productivity may continue to reduce our revenue performance in 2019, including, in particular, with respect to product revenue. In addition, sales to our enterprise customers may also involve an extended sales cycle, and often initial purchases are small. Purchases of our products are also frequently subject to our end customers’ budget constraints, multiple approvals, unplanned administrative processing and other risks and delays. Such end customers, in particular larger enterprise customers, also may hesitate to place orders with us, instead preferring our larger and longer-established competitors.
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
Our gross margin was 63.1% and 66.1% for the six months ended June 30, 2019 and 2018, respectively. Our gross margin will vary over time, may be difficult to predict and may continue to decline in future periods. Our gross margin also varies across our product lines and, therefore, a change in the mix of products our end customers purchase in any period would likely have a significant impact on our overall gross margin in the period. During periods where our subscription and support services and deferred revenue we recognize in the quarter may disproportionately contribute to our overall revenue mix our overall gross margins for the period may similarly exceed our public guidance or internal forecasts. This may be true even where our gross margins from product revenue may be declining, whether due to our planned transition of sales from perpetual software licenses to subscriptions, declining product sales in general, competitive product or pricing pressures or our end customers choosing lower-priced products, including our own, such as our Connect offering.
When the exchange rate of the U.S. dollar relative to foreign currencies is strong, we may reduce pricing for our products outside the United States in order to maintain sales and revenue performance, or incur higher manufacturing costs, each of which would lower gross margins for those products.
The market for wireless networking products is also characterized by rapid innovation and declining average sales prices as products mature in the market place. Even if we are successful in launching new products, competition may continue to increase in the market segments in which we compete, which would likely result in increased pricing competition. To retain our average gross margin, we are required to continuously update our products and introduce new products and reduce our manufacturing costs and expenses, and we could fail to accomplish this. In addition, the sales prices for our products and services may decline for a variety of reasons, including sales strategy, competitive pricing pressures, customer demand, discounts, a change in the mix of products and services we sell, including seasonal changes in our end customers’ ordering practices, anticipation of the introduction of new products or services and decisions by end customers to defer purchases, or promotional programs. Larger competitors, such as Cisco/Meraki, Hewlett-Packard/Aruba, CommScope/Arris/Ruckus, Ubiquiti, Extreme Networks, Juniper/MIST and Huawei, each with significantly greater financial, sales, and engineering resources and/or more diverse product and service offerings, may reduce the price of their products or services that compete with ours or may bundle them with other products and services. Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Announced Transaction and Overview of Current Business, for a further discussion of the Merger. If we do not similarly reduce our product manufacturing costs, or if we reduce our prices for such products or services in order to remain competitive, our gross margin and revenue will decline. Any such declines in our gross margins or revenue could have an adverse impact on the value of our common stock.
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
An increasing portion of our revenue is from existing end customers. However, our long-term revenue growth depends on our ability to identify and secure new customers who will provide additional revenue going forward. As such, our future revenue may also be negatively impacted by lower new-customer-acquisition levels in prior periods. We believe our rate of new customer acquisition slowed in fiscal years 2016, 2017, 2018 and continued in 2019, including as we began to transition our customers to new products and platforms. For example, in 2017, we introduced our new HiveManager product to some of our larger and more complex customers before its feature set was able to fully address their requirements. We believe changes in our sales organization and turn-over or transition of personnel slowed our ability to maintain our rate of new customer acquisitions, in particular in the United States, and that is continuing into 2019. Lower customer-acquisition rates in prior periods has contributed to lower current rates of revenue growth. We believe that this continued slowing in our rate of new customer acquisition will continue to affect for several quarters our ability to generate revenue growth. We primarily look to our channel partners to identify and secure new customer opportunities. Unless we are able, through these partnerships, to increase our rate of customer acquisition, our rate of revenue growth over the long term and future actual revenue performance may fall short of investor expectations and analyst forecasts, which would cause the price of our stock to decline.
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
It will also take time for us to fully realize the benefits from our continued channel relationships, including with Dell, in particular, as we continue to negotiate the transition from a reseller to an OEM relationship. In addition, we cannot be certain that these partners will continue to invest in the success of our partnership or, instead, choose to direct their resources to other partnerships, including potentially with our competitors. For example, in February 2018 Ruckus announced that it had signed an OEM agreement with Dell whereby Dell will also become a reseller of Ruckus’ portfolio of wireless solutions. In addition, Dell has the unilateral right to terminate its agreement and OEM relationship with us following a change in control of our company (such as contemplated by Extreme's proposed acquisition announced on June 26, 2019 of all the shares of our common stock). In March 2019 Juniper announced its acquisition of MIST Systems. As a result, Juniper terminated our existing reseller agreement in April 2019, and we are in the process of winding down our reseller relationship with Juniper. If our channel partners fail to effectively market, distribute and support our products, or if our channel strategy, or particular channel partner initiatives or investments, such as with Dell or others we may identify, are otherwise unsuccessful, our revenue performance and operating margin would be harmed, which could adversely affect the value of our common stock.
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
We may deliver product to our distributors, such as SYNNEX, our largest distributor, in anticipation of end customer demand we estimate in the quarter. However, where actual end customer purchases fall short of our estimates, in particular, where such shortfall occurs at the end of a quarter, or if we determine that higher levels of inventory are required to run the business effectively, the level of inventory we deliver and the associated revenue we recognize and report for the quarter pursuant to ASC 606 could be greater than actual end customer purchases of our products for the period. For example, as we exited 2017, our stocking distributors held little product inventory. In 2018, we increased the use of distribution and over the course of 2018 we built inventory with our stocking distributors to manage to our expected levels of business. As of our fourth quarter of 2018, inventory held by our stocking distributors represented approximately three weeks of global quarterly product demand. As of June 30, 2019, the inventory levels held by our stocking distributors were within our established range of global quarterly product demand. Under ASC 606, our revenue from the first, third and fourth quarters and full year of 2018 benefited from this build in inventory. Conversely, in instances where such inventory as of the end of a quarter is less compared to the prior period, the revenue we recognize for the quarter under ASC 606 would fall relative to actual end customer purchases of our products for the period.
In instances where the sales to our distributors exceeds the end customer purchases during the period and there is a buildup of incremental inventory, our distributors may then determine to draw down and sell through to end customers such incremental inventory on hand as of the end of a quarter before purchasing additional inventory. This may reduce the level of business we would otherwise expect and negatively impact our actual revenue when compared to our revenue guidance. In addition, our distribution partners may decide, in any period, not to purchase product from us, at all or at the level or mix of product which we estimated at the beginning of the period when we determined and provided guidance to our investors. Such changes in distributor demand for our product may also occur at the end of a quarter, with little or no advance notice to us. In any instances where actual end customer purchases fall short of the inventory we deliver to our distributors in the quarter, or where our distributors decide not to purchase in the quarter product inventory we have estimated to meet product sales during the quarter, our revenue or other operating results we report for the quarter could fall short of our previously provided guidance and investors’ expectations, and could impact guidance we provide and the revenue we may recognize in future periods. This difficulty and unpredictability in accurately adjusting inventory levels with our distributors, including, specifically, with SYNNEX, could result in uneven or unpredictable revenue we may recognize in any quarter, which could adversely affect the value of our common stock.
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
It will take time for us to fully realize the benefits from our continued channel relationships, including with Dell, in particular as we continue to negotiate the transition from a reseller to an OEM relationship. In addition, we cannot be certain that these partners will continue to invest in the success of our partnership or, instead, choose to direct their resources to other partnerships, including potentially with our competitors. For example, in February 2018 Ruckus (now Arris/Ruckus) announced that it had signed an OEM agreement with Dell whereby Dell will also sell Ruckus’ portfolio of wireless solutions. In addition, Dell has the unilateral right to terminate its agreement and OEM relationship with us following a change in control of our company (such as contemplated by Extreme's proposed acquisition announced on June 26, 2019 of all the shares of our common stock). In March 2019 Juniper announced its acquisition of MIST Systems. As a result, Juniper terminated our existing reseller agreement in April 2019, and we are in the process of winding down our reseller relationship with Juniper. If our channel partners fail to effectively market, distribute and support our products, or if our channel strategy, or particular channel partner initiatives or investments, such as with Dell or others we may identify, are otherwise unsuccessful, our revenue performance and operating margin would be harmed, which could adversely affect the value of our common stock.
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

Our future success also depends on our ability to continue to attract, integrate and retain highly skilled personnel, especially skilled executives and sales and engineering employees. We have experienced in the past higher-than-normal turn-over, especially amongst our sales personnel, in particular in the United States, and continue to replace personnel where we think needed to improve our operations and product development capabilities and processes. Extreme's proposed acquisition announced on June 26, 2019, of all the shares of our common stock has causes uncertainty amongst our employees regarding their continued employment and may accelerate turn-over. Please see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Announced Transaction and Overview of Current Business, for further discussion of the Merger. We also continue to replace personnel as part of our ongoing performance and expense management initiatives. Turn-over is highly disruptive to our operations and has had and could continue to have an adverse effect on our revenue. In addition, competition for highly skilled personnel is frequently intense, especially in Silicon Valley, where we maintain our headquarters and a substantial operating and sales presence. Compensation for new and existing employees has been increasing significantly of late, in particular for employees in Silicon Valley, increasing our operating expenses (and thus reducing our operating margins). Volatility or lack of performance in our stock price may affect our ability to attract new employees or retain existing employees by decreasing the perceived value of any stock-based compensation we may offer, or that they may hold. Prolonged periods of low performance or volatility in our stock price could also negatively impact our appeal as an employer, harm employee morale or increase employee turnover, including amongst our Silicon Valley employees. In addition, during periods when our share price is low, we may also issue greater amounts of equity-based compensation to our executives and other key employees to retain them and incentivize long-term performance, which may over successive periods cause dilution in the value of our stock and increase our stock-based compensation. Any failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs may negatively impact our growth. Also, to the extent we hire personnel from our competitors, we may be subject to allegations that we have improperly solicited these employees, that they have divulged to us proprietary or other confidential information of their former employers, or that their former employers own their inventions or other work product. This may expose us to significant liability and litigation risk.
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
We derive a significant portion of our revenue from end customers and channel partners outside the United States. For the six months ended June 30, 2019 and 2018, we attributed 46% respectively, of our revenue to our international end customers and channel partners. As of June 30, 2019, approximately 33% of our full-time employees were located outside of North America, with 10% located in China. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets, which will continue to require significant management attention and our financial investment. In addition, the United States and other countries have recently engaged in counter-vailing trade sanctions and tariffs, both on goods imported to United States and goods we may export from the United States to other countries. In retaliation, various countries are considering export regulations and other regulatory or contractual limitations, such as import, technical and other certification requirements and restrictions on our ability to sell or develop our products in certain foreign markets.
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
We manufacture all our products and sell a substantial portion outside the United States. Trade disputes and tariffs imposed by regulatory agencies or application of tariff requirements to currently untariffed products, whether by the United States or a foreign government or agency, could increase the cost of our products and the components and raw materials that go into making them. For example, all of our switching and routing products and certain of our access points are currently subjected to 10% tariffs under current regulations, which rate may rise in the future and may include additional products. These increased costs could adversely impact the gross margin that we earn on our product sales. Increased costs could also make our products more expensive for customers, which could make them less competitive and reduce customer demand and our sales. Countries may also adopt other protectionist measures that could limit our ability to offer our products and services at all to certain customers and/or in certain regions. This could further lower the sales of our products in general or in certain regions, or lower the margins we recognize on the sale, perhaps significantly. In addition, such tariffs and associated requirements, and how they may apply to our products, are often complex and subject to interpretation. We may not foresee or correctly apply such tariffs or requirements to our products in all instances. As such, we may be exposed to fines or penalties, including underpayment of applicable tariffs or restrictions on our ability to distribute our products to certain customers or certain regions.
We conduct R&D operations in China; risks associated with a business presence in China could negatively affect our business and results of operations.
We currently operate a limited research and development center in Hangzhou, China, which subjects us to a number of risks relating to China’s political and legal systems, including;

•	uncertainty regarding the validity, enforceability, scope and ability to protect and secure our intellectual property rights and the practical difficulties or enforcing such rights;

•	ability to secure our business' proprietary information when residing in or is accessible from China from illegal or unauthorized access or use;

•	extensive government regulation; and

•	an uncertain legal system, which may include arbitrary or unpredictable enforcement of employment or other requirements.

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
On December 22, 2017, the U.S. government enacted new tax legislation commonly referred to as The Tax Cuts and Jobs Act (TCJA). The TCJA makes broad and complex changes to the U.S. tax code including changes to the uses and limitations of net operating losses. Specifically, the TCJA imposes an 80% limitation on the use of net operating losses that were generated in tax years beginning after December 31, 2017. As such, we may not be able to utilize a material portion of the NOLs. In addition, Extreme announced on June 26, 2019 its proposed acquisition of all the shares of our common stock. Please see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations- Announced Transaction and Overview of Current Business, for a further discussion of the Merger. Under the TCJA, the full value of any such NOLs may not be available to Extreme following the proposed transaction, which could depress the perceived value of our company and the price Extreme, or others, may be prepared to offer for our company.
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
Our cash, cash equivalents and short-term investments were $94.0 million as of June 30, 2019, which we held as money market funds, U.S. treasury securities, commercial paper and investment-grade corporate debt securities with Moody's and S&P ratings of A-/A3 or better. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Any deterioration in the U. S. and global credit and financial markets could cause losses or significant deterioration in the value of our cash, cash equivalents or possible investments. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents and possible investments, which may affect our ability to fund future obligations. Further, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our business, operating results and financial condition.
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
Our cash, cash equivalents and short-term investments were $94.0 million as of June 30, 2019. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs for at least the next 12 months. We may, however, need to raise substantial additional capital in the future to:

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

•
the cost of legal and investment advisory fees we will incur in conjunction with Extreme’s proposed acquisition announced on June 26, 2019 of all the shares of our common stock, even if the transaction is not concluded;

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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange, the Financial Industry Regulatory Authority ("FINRA") and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increases demand on our systems and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. In addition, we received a communication from FINRA dated July 2, 2019, informing us that FINRA has initiated a routine review of trading activity in conjunction with the Extreme’s proposed acquisition announced on June 26, 2019 of all the shares of our common stock (the “FINRA Review”). We are responding to the FINRA Review. Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Announced Transaction and Overview of Current Business, for a further discussion of the Merger.

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
On June 21, 2012, we entered into a revolving credit facility with Silicon Valley Bank, which we refer to, as amended, as our Revolving Credit Facility. As of June 30, 2019, we have $20.0 million drawn under the Revolving Credit Facility.
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
Our main competitors are primarily general networking infrastructure vendors that include Wi-Fi products in their portfolio, such as Cisco/Meraki, Hewlett-Packard/Aruba Networks, CommScope/Arris /Ruckus Wireless, Ubiquiti, Extreme Networks, Juniper/MIST and Huawei. Their broad networking portfolios may include enterprise mobility solutions they have developed or acquired or may acquire in the future. Such vendors have significant sales and engineering resources and, along with the relationships they have formed, can offer customers and resellers a broader or more compelling portfolio of products and platform solutions than we can offer, which some customers may prefer, and can use their broader offerings to provide additional financial and technical incentives for customers to purchase their products. These companies may also expand their product offerings over time and, through such partnerships and acquisitions and with greater resources, are able more effectively and opportunistically to target emerging markets or market opportunities, becoming more difficult competitors for us. They are also able to develop broader suites of products and provide a complete and integrated wired and wireless solution which may be preferable to our end customers. Uncertainty regarding our company in the event we are not able to conclude Extreme’s proposed acquisition announced on June 26, 2019 of all the shares of our common stock, could create particular concerns and advantages for our competitors, regarding our long-term operations, relations with our employees and customers and viability as a stand-alone company. Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Announced Transaction and Overview of Current Business, for a further discussion of the Merger. We expect competition to intensify in the future as companies introduce new products into our markets, consolidate or broaden their product offerings or from partnerships or collaborations, including amongst our competitors and partners, which expand the breadth and compatibility of their product offerings. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, our market share, any of which would likely seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, or if we are unable to differentiate our products and services successfully from those of our competitors, including our total cost of ownership, there could be a material and adverse effect on our competitive position, revenue and prospects for growth.
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
There has been a trend toward industry consolidation in our markets for several years as companies attempt to strengthen or hold their market positions in an evolving industry, and as companies are acquired or are unable to continue operations. Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they individually had offered. For example, in November 2012, Cisco Systems acquired Meraki Networks. In March 2015, Hewlett-Packard announced that it would acquire Aruba Networks. In July 2015, Fortinet, Inc. completed its acquisition of Meru Networks. In April 2016, Brocade announced its acquisition of Ruckus. Brocade subsequently sold its Ruckus business unit to the Arris Group. In November 2018, CommScope announced its acquisition of Arris/Ruckus. In March 2019 Juniper announced its acquisition of MIST Systems. Such or similar consolidation or strategic partnerships may continue in the future. The companies or alliances resulting from these possible consolidations may create more compelling or bundled or integrated product platforms, bringing together unified product, security and application offerings, as well as being able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, channel coverage, technology or product functionality. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized technology companies such as ourselves and, consequently, customers’ willingness to purchase from us. Such greater resource and operating histories of our larger and longer-established competitors may be particularly important to our larger enterprise customers when choosing our or a competing production solution. Uncertainty regarding our company in the event we are not able to conclude Extreme’s proposed acquisition announced on June 26, 2019 of all the shares of our common stock, could create particular concerns and advantages for our competitors, regarding our long-term operations, relations with our employees and customers and viability as a stand-alone company. Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Announced Transaction and Overview of Current Business, for a further discussion of the Merger. In addition, companies that are our strategic alliance or channel partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. For example, in February 2018 Ruckus Wireless announced that it had signed an OEM agreement with Dell EMC, whereby Dell would sell Ruckus’ portfolio of wireless solutions. In addition, Dell has the unilateral right to terminate its agreement and OEM relationship with us following a change in control of our company (such as contemplated by Extreme’s proposed acquisition announced on June 26, 2019 of all the shares of our common stock). As a result of Juniper’s announced acquisition of MIST Systems, Juniper terminated our existing reseller agreement in April 2019, and we are in the process of winding down our reseller relationship with Juniper. If our channel partners fail to effectively market, distribute and support our products, or if our channel strategy, or particular channel partner initiatives or investments, such as with Dell or others we may identify, are otherwise unsuccessful, our revenue performance and operating margin would be harmed, which could adversely affect the value of our common stock. We also believe that industry consolidation may result in stronger competitors, with more efficient cost structures that are better able to compete as sole-source vendors for our end customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results and financial condition.
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
Subscription and support revenue, consisting of sales of new or renewal subscription and support and maintenance contracts, accounts for a significant portion of our revenue, comprising 36% and 29% of our total revenue for the six months ended June 30, 2019 and 2018, respectively. Our service revenue may decline and fluctuate as a result of a number of factors, including end customers’ level of satisfaction with our offerings, the prices, pricing and changes in the scope of our offerings, the prices of products and services offered by our competitors, and reductions in our end customers’ spending levels. In addition, slowing rates of new customer acquisition will limit the expansion of our installed base and, thus may reduce renewal opportunities and associated revenue in future periods. We are developing and implementing systems to enable us better to track and timely identify renewal opportunities. If our sales of new or renewal subscription and support and maintenance contracts decline, or we are not able to manage efficiently increased support transaction volumes, including renewals, our revenue and long-term revenue growth may decline, and our business will suffer. In addition, we recognize service revenue ratably over the term of the relevant service period, which is typically one, three or five years. As a result, much of the service revenue we report each quarter is the recognition of deferred revenue from service contracts entered during previous quarters. Consequently, a decline in new or renewed subscription or support and maintenance contracts in any one quarter will not be fully reflected in revenue in that quarter but will continue to negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions or support and maintenance is not reflected in full in our operating results until future periods. Also, it is difficult for us to rapidly increase our service revenue through additional service sales in any period, as revenue from new and renewal service contracts must be recognized over the applicable service period. Furthermore, any increase in the average term of service contracts would result in revenue for service contracts being recognized over longer periods of time and the associated revenue we recognize could be lower in any particular quarter.
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
We protect our proprietary information and technology through licensing agreements, third-party nondisclosure agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the United States and similar laws in other countries. As of June 30, 2019, we held 90 patents issued and 44 applications pending in the United States (as well as certain foreign equivalents issued and applications pending outside the United States). These patents issued in the U.S. will expire between 2028 and 2037.
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
The trading price of our common stock has fluctuated substantially. From the date of our initial public offering in March 2014 through June 30, 2019, the high and low trading price for our common stock as reported by the New York Stock Exchange ranged between a high of $12.23 and a low of $3.02. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock, since you might not be able to sell your shares at or near the price you paid.
Factors that could cause fluctuations in the trading price of our common stock include the following:

•	uncertainty regarding our failure to conclude Extreme's proposed acquisition announced on June 26, 2019 of all the shares of our common stock;

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of high-technology stocks;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	sales of shares of our common stock by us or our stockholders, including through secondary offerings we may initiate to generate cash to fund our ongoing operations;

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
The stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Our industry has experienced significant consolidation recently, and the prices paid in such consolidations and the performance of such acquisitions could have a significant impact on how analysts and investors view our stock and the price such investors are willing to pay. For example, in April 2016, Brocade announced its acquisition of Ruckus Wireless, one of our competitors. Brocade subsequently sold its Ruckus business unit to the Arris Group. In November 2018, CommScope announced its acquisition of Arris/Ruckus. In March 2019, Juniper announced its acquisition of MIST Systems. What prices buyers paid in these or other similar transactions could have a significant and negative affect on our stock price or what a potential buyer would be willing to pay for our stock. This may include the price Extreme offered in its proposed acquisition announced on June 26, 2019 of all the shares of our common stock. Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Announced Transaction and Overview of Current Business, for a further discussion of the Merger. In addition, if our revenue or operating results, or the rate of growth of our revenue or operating results, fall below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. For example, the price of our common stock dropped significantly following our announcement on January 16, 2018 of preliminary revenue results for our fourth quarter of fiscal year 2017. Shortly thereafter, several federal stockholder class actions and a state derivative lawsuit were initiated alleging that Aerohive and certain of our officers made false and misleading statements, in particular regarding our financial outlook for our fourth quarter of fiscal year 2017. See Note 5 - Leases, Commitments and Contingencies in this Form 10-Q for additional information regarding these actions and lawsuit. We similarly announced on April 15, 2019 preliminary revenue results of $33.0 million for our first quarter of fiscal year 2019, which was below the revenue outlook we provided for the period in February 2019. The price of our common stock also dropped significantly following this announcement. Such stock price declines could occur and result in litigation against us even when we have met our own or other publicly stated revenue or earnings forecasts, and results in substantial costs and a diversion from our management’s attention and resources.
We utilize RSU awards as a significant component of the equity incentives we provide to our employees. Shares subject to these awards typically vest on March 1, June 1, September 1 and December 1 of each year. On each of these dates, we may direct the sale of such shares into the market to generate cash sufficient to satisfy our estimate of the minimum statutory employee tax withholding. Our employees are also able to purchase shares of our common stock twice per year under our ESPP, which purchase dates typically are June 1 and December 1 of each year. However, our next purchase date will be July 31, 2019, in advance of the anticipated closing of Extreme's proposed acquisition announced on June 26, 2019 of all the shares of our common stock. Please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Announced Transaction and Overview of Current Business, for a further discussion of the Merger. Employees may choose then to sell a portion or all of such shares, including to generate cash sufficient to satisfy statutory tax withholding requirements they may have under local law. The coincidence of such sales of our common stock, concentrating on specific dates, may increase the typical or average trading volume of our common stock, and increase the volatility and degree of fluctuation in the trading price of our common stock. We expect such increased trading volumes and related trading-price volatility to repeat, coinciding with future RSU vesting and ESPP purchase dates. For this reason, on each of March 1, June 1, September 1 and December 1, and for the several days thereafter, the average trading volume in our common stock, as reported by the NYSE, typically increases, sometimes significantly, as does the degree of fluctuation in the trading price for our stock. Such trading volume and price volatility could create uncertainty amongst our investors or contribute to further stock price declines which may not be related to the actual performance of our business. In addition, during periods when our share price is low, we may issue greater amounts of equity-based compensation to our executives and other key employees to retain them and incentivize long-term performance, which may over successive periods cause dilution in the value of our stock and increase our stock-based compensation.
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
In February 2016, our board of directors authorized a stock repurchase program. Currently, under the program, we are authorized to repurchase shares of our common stock for an aggregate purchase price of up to $20 million. The program currently extends through June 30, 2020. Under the program, we may purchase shares of our stock from time to time, in the open market or through private transactions, subject to market conditions and in compliance with applicable state and federal securities laws. However, the timing and number of our share repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities available to us. We may also choose to defer or limit repurchases given other uses of our cash or our desire to preserve cash balances. As of June 30, 2019, we had repurchased under this program 2,469,978 shares of our common stock at a total price of $10.6 million and average purchase price of $4.29 per share of our common stock.
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

2.1
Agreement and Plan of Merger dated June 26, 2019, by and among Aerohive Networks, Inc., Extreme Networks, Inc. and Clover Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Aerohive Networks, Inc. with the SEC on June 26, 2019).

10.1
Mutual Non-Disclosure Agreement dated April 1, 2019, by and between Aerohive Networks, Inc. and Extreme Networks, Inc. (incorporated by reference to Exhibit (d)(2) to the Schedule TO filed by Extreme Networks, Inc. with the SEC on July 12, 2019).

10.2
Tender and Support Agreement dated June 26, 2019, by and among Extreme Networks, Inc., Clover Merger Sub, Inc., David K. Flynn, Frank Marshall, John Gordon Payne, Remo Canessa, Curt Evander Garner III, Conway “Todd” Rulon-Miller and Ingrid Burton (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by Aerohive Networks, Inc. with the SEC on June 26, 2019).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of July 2019.

AEROHIVE NETWORKS, INC.

By:	/s/ David K. Flynn
David K. Flynn
President and Chief Executive Officer

AEROHIVE NETWORKS, INC.

By:	/s/ John Ritchie
John Ritchie
Chief Financial Officer